Form 10-Q
period 1996-06-30
MAN SANG HOLDINGS INC
filed 1996-08-13
CIK 807630

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from ______________ to ______________.



                           Commission File No. 0-20877



                             MAN SANG HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)



                   NEVADA                                       13-3165967
      (State or other jurisdiction of                         (IRS Employer
       incorporation or organization)                       Identification No.)

                       14/F SANDS BUILDING, 17 HANKOW ROAD
                         TSIMSHATSUI, KOWLOON, HONG KONG
                    (Address of principal executive offices)


                                 (852) 2317 5300
                           (Issuer's telephone number)



   --------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---


     As of August 1, 1996, 12,426,263 shares of Common Stock of the issuer were outstanding.

                             MAN SANG HOLDINGS, INC.

                                      INDEX


                                                                                     Page
                                                                                    Number
                                                                                    ------
PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

          Consolidated Balance Sheets - June 30, 1996 and March 31, 1996...........   1

          Consolidated Statements of Income - For the three months
           ended June 30, 1996 and 1995............................................   2

          Consolidated Statements of Cash Flows - For the three months ended
           June 30, 1996 and 1995..................................................   3

          Notes to Consolidated Financial Statements...............................   4



     Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations...............................................   5

PART II - OTHER INFORMATION........................................................   6

SIGNATURES.........................................................................   7


                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                        (Amounts expressed in thousands)

                                                    June 30, 1996     March 31, 1996
                                                 -----------------    --------------
                                                   US$        HK$          HK$
                                                 ------    -------       -------
ASSETS
Current assets:
    Cash                                          4,300     33,241         9,602
    Accounts receivable, net                      5,629     43,513        33,809
    Advances to related parties                       -          1            50
    Inventories                                  13,712    105,998        85,941
    Prepaid expenses                                750      5,796         1,194
    Other current assets                              1          7         6,749
    Income taxes receivable                         135      1,042             -
                                                 ------    -------       -------
           Total current assets                  24,527    189,598       137,345

Property, plant and equipment, net                1,378     10,653         9,697
Real estate investment, net                       3,385     26,168        26,199
                                                 ------    -------       -------
          Total assets                           29,290    226,419       173,241
                                                 ------    -------       -------
                                                 ------    -------       -------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Short-term borrowings                        6,670     51,557        56,625
     Current portion of long-term debt               36        276           363
     Accounts payable                             2,727     21,080        22,429
     Advances from related companies                262      2,028         2,815
     Accrued payroll and employee benefits          276      2,134         1,248
     Other accrued liabilities                    1,784     13,791        10,130
     Income taxes payable                             -          -            21
                                                 ------    -------       -------
     Total current liabilities                   11,755     90,866        93,631

Long-term debt                                       15        121           178
                                                 ------    -------       -------

Shareholders' equity:

Common stock, par value $0.001                       12         93            93
Preferred stock, par value $0.001
     Series A                                         -          1             1
     Series B convertible and redeemable              -          -             -
Additional paid-in capital                        5,760     44,530         1,907
Retained earnings                                11,623     89,845        77,205
Cumulative translation adjustments                  125        963           226
                                                 ------    -------       -------
     Total shareholders' equity                  17,520    135,432        79,432
                                                 ------    -------       -------
     Total liabilities and shareholders' equity  29,290    226,419       173,241
                                                 ------    -------       -------
                                                 ------    -------       -------


      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                       FOR THE THREE MONTHS ENDED JUNE 30
               (Amounts expressed in thousands except share data)

                                                      Three Months Ended June 30,
                                               ------------------------------------------
                                                           1996                   1995
                                               ---------------------------     ----------
                                                   US$            HK$             HK$
                                               -----------      ----------     ----------
Net sales                                            7,224          55,847         43,922
Cost of goods sold                                   4,387          33,912         30,979
                                               -----------      ----------     ----------

Gross profit                                         2,837          21,935         12,943

Rental income, gross                                   147           1,137            765

Selling, general and administrative expenses
  Pearls                                             1,175           9,086          6,051
  Real estate investment                                74             574            695
                                               -----------      ----------     ----------

Operating income                                     1,735          13,412          6,962

Interest expense                                       213           1,642          1,348
Interest income                                         12              89              -
Other income                                            31             242            371
                                               -----------      ----------     ----------

Income before income taxes                           1,565          12,101          5,985

Provision for income taxes                             125             969            219
                                               -----------      ----------     ----------

Net income                                           1,440          11,132          5,766
                                               -----------      ----------     ----------
                                               -----------      ----------     ----------

Earnings per common share                             0.11            0.86           0.52
                                               -----------      ----------     ----------
                                               -----------      ----------     ----------

Weighted average common and common              12,915,594      12,915,594     11,000,000
 equivalent shares outstanding                 -----------      ----------     ----------
                                               -----------      ----------     ----------







      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       FOR THE THREE MONTHS ENDED JUNE 30,
                        (Amounts expressed in thousands)

                                                            Three Months Ended June 30,
                                                          ------------------------------
                                                                1996               1995
                                                          ------------------     -------
                                                           US$         HK$         HK$
                                                          ------     -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 1,440      11,132       5,766
Adjustments to reconcile net income to net
    cash (used in) provided by operating activities:
    Depreciation and amortization                             67         515         327
    Gain on sale of property, plant and equipment              -           -         (21)
Changes in operating assets and liabilities
    Accounts receivable                                   (1,161)     (8,975)      4,792
    Inventories                                           (2,560)    (19,785)     (2,551)
    Prepaid expenses                                         209       1,619        (892)
    Other current assets                                      68         525           -
    Income taxes receivable                                    -           -        (225)
    Accounts payable                                        (225)     (1,741)     (1,963)
    Accrued payroll and employee benefits                    114         883          35
    Other accrued liabilities                                470       3,633      (1,182)
    Income taxes payable                                      58         445        (268)
                                                          ------     -------     -------
Net cash (used in) provided by operating activities       (1,520)    (11,749)      3,818
                                                          ------     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                 (153)     (1,186)     (1,754)
  Proceeds from sale of property, plant
   and equipment                                               -           -       2,871
                                                          ------     -------     -------
Net cash (used in) provided by investing activities         (153)     (1,186)      1,117
                                                          ------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                                (19)       (144)       (340)
  Increase in short-term borrowings                        2,659      20,554      27,536
  Repayment of short-term borrowings                      (2,845)    (21,996)    (24,339)
  Increase in bank overdrafts                              9,249      71,496      46,044
  Repayment of bank overdrafts                            (9,732)    (75,227)    (50,214)
  Advances from related parties                               18         139         731
  Repayments to related parties                             (113)       (876)     (3,340)
  Proceeds from issuance of Series B preferred stock       5,513      42,623           -
                                                          ------     -------     -------
Net cash provided by (used in) financing activities        4,730      36,569      (3,922)
                                                          ------     -------     -------
Net increase in cash                                       3,057      23,634       1,013
Exchange adjustments                                           1           5           -
Cash at beginning of period                                1,242       9,602       4,783
                                                          ------     -------     -------
Cash at end of period                                      4,300      33,241       5,796
                                                          ------     -------     -------
                                                          ------     -------     -------
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest and finance charges                             213       1,642       1,348
                                                          ------     -------     -------
                                                          ------     -------     -------
    Income taxes                                             263       2,032         712
                                                          ------     -------     -------
                                                          ------     -------     -------


      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1996
                                   (Unaudited)


1.   INTERIM FINANCIAL PRESENTATION

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The March 31, 1996 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB dated March 31, 1996. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented.

2.   CURRENCY PRESENTATION AND FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of foreign subsidiaries are translated at period end exchange rates, while revenues and expenses are translated at average exchange rates during the period. Adjustments arising from translating foreign currency financial statements are reported as a separate component of stockholders' equity. Gains or losses from foreign currency transactions are included in income. Aggregate net foreign currency gains or losses were immaterial for all periods.

     The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of HK dollar amounts into US dollars are for convenience only and have been made at the rate of HK$7.73 to US$1, the approximate free rate of exchange at June 30, 1996. Such translations should not be construed as representations that the Hong Kong dollar amounts could be converted into US dollars, at that rate or any other rate.

3.   SHAREHOLDERS' EQUITY

     During the quarter ended June 30, 1996, the Company sold 6,660 shares of Series B convertible preferred stock, par value $0.001 each, for $6,660,000. The Series B preferred shares are convertible into common stock commencing on or after 45 days following the sale of such shares. Each Series B preferred share is convertible into the number of shares of common stock determined by dividing US$1,000 by an amount equal to the lesser of (1) the market price of the common stock on the closing date of the sale of such shares or (2) 70% of the average closing bid price of the common stock for the five trading days preceding the conversion. The right of the holders of Series B preferred shares to convert such shares into common stock expires on December 31, 1997.

4.   SUBSEQUENT EVENTS

     After June 30, 1996, the following subsequent events took place:

     a. An additional 100 shares of Series B preferred stock were issued for $100,000.

     b. 738.66 shares of Series B convertible preferred stock were converted into 426,263 shares of common stock.

     c. An additional short-term bank credit facilities, including letter of credit arrangements and trust receipts of HK$18 million was granted by Standard Chartered Bank.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES AND RESULTS OF OPERATIONS

     Net sales during the three months ended June 30, 1996 totaled HK$55.8 million, representing a 27.1% increase, compared to net sales of HK$43.9 million during the same period in 1995. The increase in net sales was attributable to increases in sales volume of HK$2.5 million, HK$3.2 million and HK$9.9 million in Chinese cultured pearls, Japanese cultured pearls and South Sea cultured pearls, respectively. Freshwater pearl sales decreased slightly by HK$3.7 million as a result of a change of sales mix.

     Gross profits increased by HK$9.0 million, or 69.5%, to HK$21.9 million for the quarter ended June 30, 1996 compared to HK$12.9 million for the same period in 1995. As a percentage of sales, gross profits increased from 29.4% in 1995 to 39.3% in 1996. The increase in gross profits and gross profit margins resulted from the overall increase in sales and an increase in the percentage of higher margin cultured pearls.

     Rental income increased by HK$372,000, or 48.6%, to HK$1.1 million for the quarter ended June 30, 1996 compared to HK$765,000 for the same period in 1995. The increase in gross rental income was attributable to an increase in occupancy rate from 60% to 81%, respectively, in the Man Sang Industrial City facility located in the People's Republic of China.

     Selling, general and administrative expenses ("SG&A") during the three months ended June 30, 1996 totaled HK$9.7 million, consisting of HK$9.1 million attributable to pearl operations and HK$0.6 million attributable to real estate operations, as compared to HK$6.7 million, consisting of HK$6.0 million attributable to pearl operations and HK$0.7 million attributable to real estate operations, during the same period in 1995, an increase of HK$3.0 million, or 44.8%. The increase in SG&A was primarily due to increased marketing expenses associated with the higher sales volume, including exhibition expenses and advertising and promotion expenses for trade shows and increased salaries attributable to hiring of additional staff to support the expanded scope of operations and increases in management salaries. As a percentage of net sales, SG&A from pearl operations increased from 13.8% to 16.3%.

     Net interest expense increased by HK$205,000, or 15.2%, to HK$1.55 million for the quarter ended June 30, 1996, from HK$1.3 million for the same period in 1995. The increase in net interest expense was due principally to the increase in short-term borrowings of HK$7.3 million from HK$44.2 million at June 30, 1995 to HK$51.5 million at June 30, 1996. The increase in short-term borrowings was used to finance higher inventory holding costs associated with higher levels of production and sales. The Company's average borrowing rate decreased to 11.83% per annum for the quarter ended June 30, 1996 from 12.2% per annum for the year ended March 31, 1996.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, the Company had working capital of HK$98.7 million and cash balances of HK$33.2 million as compared to a working capital balance of HK$43.7 million and a cash balance of HK$9.6 million at March 31, 1996. The improvement in working capital was attributable to a combination of (i) cash flows from profitable operations and (ii) the receipt of HK$42.6 million of net proceeds from the sale of convertible preferred stock during the quarter.

     Inventories increased by HK$20.1 million to HK$106 million at June 30, 1996 from HK$85.9 million at March 31, 1996. The increase in inventories was attributable to higher purchasing and production to meet increased demand for the Company's Chinese cultured pearls and because of a change in the mix of the inventory to a higher percentage of more expensive cultured pearls. Inventories of Chinese cultured pearls and South Sea pearls increased by HK$14.6 million and HK$3.6 million, respectively, during the quarter. The increase in inventories has been primarily financed with short-term borrowings and proceeds from the sale of convertible preferred stock.

     Accounts receivable increased to HK$43.5 million at June 30, 1996 from HK$33.8 million at March 31, 1996. The increase in accounts receivable was attributable to the increase in net sales and slightly more favorable credit terms offered to selected customers. The average turnover of accounts receivable for the quarter ended June 30, 1996 was 61 days as compared to 60 days for the year ended March 31, 1996.

     At June 30, 1996, the Company had utilized approximately HK$49.6 million of its credit facilities as compared to HK$53.9 million which had been utilized at March 31, 1996. The decrease in borrowings under the Company's credit facilities was attributable to the receipt of the net proceeds from the sale of convertible preferred stock during the quarter.

     During the quarter, the Company issued convertible preferred stock raising approximately HK$42.6 million net of offering costs. At June 30, 1996, all 6,660 shares of Series B convertible preferred stock remained outstanding. The Series B preferred shares are convertible into common stock commencing on or after 45 days following the sale of such shares. Each Series B preferred share is convertible into the number of shares of common stock determined by dividing US$1,000 by an amount equal to the lesser of (1) the market price of the common stock on the closing date of the sale of such shares or (2) 70% of the average closing bid price of the common stock for the five trading days preceding the conversion. The right of the holders of Series B preferred stock to convert such stock into common stock expires on December 31, 1997.

     Subsequent to June 30, 1996, the Company issued an additional 100 shares of Series B preferred stock for net proceeds of $86,500 and the Company issued approximately 426,263 shares of common stock pursuant to the conversion of
738.66 shares of outstanding preferred stock.


                           PART II.  OTHER INFORMATION

ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits - None
     (b)  Reports on Form 8-K - None

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MAN SANG HOLDINGS, INC.


Date: August 12, 1996         /s/ Sam Sio
                              ----------------------------------------
                              Sam Sio
                              Chief Executive Officer

Date: August 12, 1996         /s/ Frederick Cheng
                              ----------------------------------------
                              Frederick Cheng
                              Chief Financial Officer