Form 10QSB
period 1996-09-30
MAN SANG HOLDINGS INC
filed 1996-11-12
CIK 807630

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


                                    FORM 10-QSB


(Mark One)

  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                        OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 For the transition period from            to          .
                                               ------------  ----------


                             Commission File No. 0-20877


                               MAN SANG HOLDINGS, INC.
                               -----------------------


        (Exact name of small business issuer as specified in its charter)


                 Nevada                            13-3165967
     (State or other jurisdiction of  (I.R.S. Employer Identification No.)
      incorporation or organization)

                    21/F Railway Plaza, 39 Chatham Road South
                         Tsimshatsui, Kowloon, Hong Kong
                    (Address of principal executive offices)


                               (852) 2317 5300
                         (Issuer's telephone number)

                    14 F Sands Building, 17 Hankow Road
                      Tsimshatsui, Kowloon, Hong Kong
     -------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X     No
                                   -----     -----

     As of November 1, 1996, 4,304,699 shares of Common Stock of the issuer were outstanding.

                             MAN SANG HOLDINGS, INC.

                                     INDEX

PART I - FINANCIAL INFORMATION
                                                                           Page
     Item 1. -  Financial Statements                                      Number

            Consolidated Balance Sheets - March 31, 1996 and
            September 30, 1996...............................................1

            Consolidated Statements of Income - For the three
            and six months ended September 30, 1996 and 1995. . . . . . . . .2

            Consolidated Statements of Cash Flows - For the
            six months ended September 30, 1996 and 1995  . . . . . . . . .  3

            Notes to Consolidated Financial Statements. . . . . . . . . . .  4


     Item 2.  -  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................5

PART II - OTHER INFORMATION..................................................6

SIGNATURES...................................................................7

                          PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

                          MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET (UNAUDITED)
                             (AMOUNTS EXPRESSED IN THOUSANDS)

                                          SEPTEMBER 30,             MARCH 31,
                                              1996                     1996
                                        -------------------         ---------
                                           US$         HK$             HK$
ASSETS
Current assets:
     Cash                                  2,523      19,501            9,602
     Accounts receivable, net              6,201      47,931           33,809
     Advances to related parties               -           -               50
     Inventories                          14,478     111,914           85,941
     Prepaid expenses                        248       1,917            1,194
     Other current assets                    592       4,580            6,749
                                         -------     -------          -------
          Total current assets            24,042     185,843          137,345

    Property, plant and equipment, net     1,702      13,161            9,697
    Real estate investment, net            3,381      26,134           26,199
                                         -------     -------          -------
          Total assets                    29,125     225,138          173,241
                                         =======     =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Short-term borrowings                 6,567      50,767           56,625
     Current portion of long-term debt        28         216              363
     Accounts payable                      2,314      17,891           22,429
     Advances from related companies           -           -            2,815
     Accrued payroll and employee benefits   316       2,441            1,248
     Other accrued liabilities             1,260       9,738           10,130
     Income taxes payable                     37         285               21
                                         -------      ------          -------
         Total current liabilities        10,522      81,338           93,631

     Long-term debt                            8          62              178
                                         -------      ------           ------

Shareholders' equity:

     Common stock, par value $0.001           17          133              93
     Preferred stock, par value $0.001
        Series A                               -            1               1
        Series B convertible and redeemable    -            -               -
     Additional paid-in capital            5,398       41,720           1,907
     Retained earnings                    12,995      100,452          77,205
     Cumulative translation adjustments      185        1,432             226
                                          ------      -------          ------
            Total shareholders' equity    18,595      143,738          79,432
                                          ------      -------          ------
            Total liabilities and
            shareholders' equity          29,125      225,138         173,241
                                          ======      =======         =======

       See accompanying notes to condensed consolidated financial statements

                            MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                         FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30
                       (Amounts expressed in thousands except share data)

                            Three Months Ended September 30,     Six Months Ended September 30,
                                   1996             1995                 1996           1995
                            ----------------    ------------     -------------------   -------
                              US$       HK$         HK$            US$       HK$          HK$
 Net sales                   8,203       63,403         73,050          15,427     119,250     116,972
 Cost of goods sold          5,350       41,356         48,244           9,737      75,268      79,223
                             -----    ---------      ---------          ------   ---------     -------

 Gross profit                2,853       22,047         24,806           5,690      43,982      37,749

 Rental income, gross          153        1,186            873             300       2,323       1,638

 Selling, general and
 administrative expenses:
   Pearls                    1,237        9,557          9,792           2,412      18,643      15,843
   Real estate investment      134        1,037            242             208       1,611         937
                             -----     --------      ---------          ------   ---------      ------

 Operating income            1,635       12,639         15,645           3,370      26,051      22,607

 Interest expense              178        1,378          1,460             391       3,020       2,808
 Interest income                23          179            223              35         268         223
 Other income                   79          609            364             110         851         735
                             -----    ---------      ---------          ------   ---------      ------

 Income before income taxes  1,559       12,049         14,772           3,124      24,150      20,757

 Provision for income taxes     (8)         (66)           777             117         903         996
                             -----    ---------      ---------          ------   ---------      ------

 Net income                  1,567       12,115         13,995           3,007      23,247      19,761
                             =====    =========      =========          ======   =========     =======
 Earnings per common share    0.49         3.75           5.09            0.93        7.19        7.18
                             =====    =========      =========          ======   =========     =======

 Weighted average common
 and common equivalent
 shares outstanding                   3,231,150      2,750,000                               3,231,150   2,750,000
                                      =========      =========                   =========   =========


       See accompanying notes to condensed consolidated financial statements

                                   MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                    FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                      (Amounts expressed in thousands)

                                                                     Six Months Ended September 30,
                                                               ---------------------------------------
                                                                     1996                    1995
                                                               ------------------         ---------
                                                                 US$      HK$                HK$
Cash flows from operating activities:
    Net income                                                  3,007    23,247            19,761
Adjustments to reconcile net income to net
    cash (used in) provided by operating activities:
         Depreciation and amortization                            163     1,263             1,670
         Loss (gain) on sale of property, plant and equipment      29       222               (11)
Changes in operating assets and liabilities
       Accounts receivable                                     (1,705)  (13,183)           (9,564)
       Inventories                                             (3,304)  (25,546)            6,108
          Prepaid expenses                                         94       723            (2,052)
          Other current assets                                     94       731                 -
         Income taxes receivable                                    -         -               235
       Accounts payable                                          (642)   (4,961)           (15,243)
         Accrued payroll and employee benefits                    154     1,190              1,358
       Other accrued liabilities                                  (56)     (435)               796
         Income taxes payable                                      34        64                 25
                                                              -------    ------            -------

   Net cash (used in) provided by operating activities         (2,132)  (16,485)             3,083
                                                              -------   -------            -------

Cash flows from investing activities:
     Purchase of property, plant and equipment                   (606)   (4,685)              (958)
       Proceeds from sale of property, plant and equipment         26       199                241
                                                              -------    ------            -------

   Net cash (used in) investing activities                       (580)   (4,486)              (717)
                                                              -------    ------            --------
Cash flows from financing activities:
     Repayment of long-term debt                                  (34)     (263)              (258)
       Increase in short-term borrowings                        7,152     55,286           123,423
     Repayment of short-term borrowings                        (7,451)   (57,595)         (128,211)
       Increase in bank overdrafts                             21,885    169,174            48,238
     Repayment of bank overdrafts                             (22,358)  (172,828)          (40,626)
       Advances from related parties                               18        139             2,743
     Repayments to related parties                               (376)    (2,904)           (4,578)
       Net proceeds from issuance of Series B preferred stock   5,156     39,853                 -
                                                              -------    -------          --------

     Net cash provided by financing activities                  3,992     30,862               731
                                                              -------    -------          --------

     Net increase in cash                                       1,280      9,891             3,097
     Exchange adjustments                                           1          8               558
     Cash at beginning of period                                1,242      9,602             4,783
                                                              -------    -------          --------
     Cash at end of period                                      2,523     19,501             8,438
                                                              =======    =======          ========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during period for:
          Interest and finance charges                            391      3,020             3,186
                                                              =======    =======          ========
          Income taxes                                             83        639               731
                                                              =======    =======          ========

       See accompanying notes to condensed consolidated financial statements

                       MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                September 30, 1996
                                   (Unaudited)


  1. INTERIM FINANCIAL PRESENTATION

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The March 31, 1996 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended March 31, 1996. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented.

     On October 10, 1996, the Company effected a 1-for-4 reverse stock split. Accordingly, the reverse stock split has been reflected in the accompanying financial statements for each period presented and earnings per share has been computed using this revised equity structure.

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

     The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of HK dollar amounts into US dollars are for convenience only and have been made at the rate of HK$7.73 to US$1, the approximate free rate of exchange at September 30, 1996. Such translations should not be construed as representations that the Hong Kong dollar amounts could be converted into US dollars, at that rate or any other rate.

  3. SHAREHOLDERS' EQUITY

     During the six months ended September 30, 1996, the Company sold 6,760 shares of Series B convertible preferred stock, par value $0.001 each, for $6,760,000. The Series B preferred shares were convertible into common stock commencing on or after 45 days following the sale of such shares. Each Series B preferred share was convertible into the number of shares of common stock determined by dividing US$1,000 by an amount equal to the lesser of (1) the market price of the common stock on the closing date of the sale of such shares or (2) 70% of the average closing bid price of the common stock for the five trading days preceding the conversion. The right of the holders of Series B preferred shares to convert such shares into common stock expired on December 31, 1997.

     During the six months ended September 30, 1996, all of the Series B preferred shares were converted into common stock of the Company resulting in the issuance of 5,218,797 shares of common stock.

  4. SUBSEQUENT EVENTS

     After September 30, 1996, the following subsequent events took place:

     The company declared a 1-for-4 reverse split of its common stock effective October 10, 1996.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 MATERIAL CHANGES AND RESULTS OF OPERATIONS

    Net sales during the six months ended September 30, 1996 totaled HK$119.3 million, representing a 2.0% increase, compared to net sales of HK$117.0 million during the same period in 1995. The slight increase in net sales was attributable to implementation of the Company's plan to alter its sales mix with an emphasis on increased sales of higher margin cultured pearls. Cultured pearls, including Chinese cultured pearls, Japanese cultured pearls and South Sea Pearls, represented 68% of net sales during the six months ended September 30, 1996 as compared to 54% of net sales during the same period in 1995.

    Gross profits increased by HK$6.3 million, or 16.7%, to HK$44.0 million for the six months ended September 30, 1996 compared to HK$37.7 million for the same period in 1995. As a percentage of sales, gross profits increased from 32.3% in 1995 to 36.9% in 1996. The increase in gross profits and gross profit margins resulted from the overall increase in sales and an increase in the percentage of higher margin cultured pearls.

     Rental income increased by HK$685,000, or 41.8%, to HK$2.3 million for the six months ended September 30, 1996 compared to HK$1.6 million for the same period in 1995. The increase in gross rental income was attributable to an increase in occupancy rate from 57% to 86%, respectively, in the Man Sang Industrial City facility located in the People's Republic of China.

     Selling, general and administrative expenses ("SG&A") during the six months ended September 30, 1996 totaled HK$20.2 million, consisting of HK$18.6 million attributable to pearl operations and HK$1.6 million attributable to real estate operations, as compared to HK$16.7 million, consisting of HK$15.8 million attributable to pearl operations and HK$0.9 million attributable to real estate operations, during the same period in 1995, an increase of HK$3.5 million, or 20.9%. The increase in SG&A was primarily due to increased marketing expenses associated with the higher sales volume, including exhibition expenses and advertising and promotion expenses for trade shows and increased salaries attributable to hiring of additional staff to support the expanded scope of operations and increases in management salaries. As a percentage of net sales, SG&A from pearl operations increased from 13.5% to 15.6%.

    Net interest expense increased by HK$167,000, or 6.5%, to HK$2.75 million for the six months ended September 30, 1996, from HK$2.59 million for the same period in 1995. The increase in net interest expense was due principally to an increase in short-term borrowings during the first quarter of the current fiscal year. The increase in short-term borrowings was used to finance higher inventory holding costs associated with higher levels of production and sales. The Company's average borrowing rate decreased to 10.7% per annum for the six months ended September 30, 1996 from 12.2% per annum for the year ended March 31, 1996.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1996, the Company had working capital of HK$104.5 million and cash balances of HK$19.5 million as compared to a working capital balance of HK$43.7 million and a cash balance of HK$9.6 million at March 31, 1996. The improvement in working capital was attributable to a combination of (I) cash flows from profitable operations and (ii) the receipt of HK$39.9 million of net proceeds from the sale of convertible preferred stock during the period.

     Inventories increased by HK$26 million to HK$111.9 million at September 30, 1996 from HK$85.9 million at March 31, 1996. The increase in inventories was attributable to higher purchasing and production to meet increased demand for the Company's Chinese cultured pearls and because of a change in the mix of the inventory to a higher percentage of more expensive cultured pearls. Inventories of Chinese cultured pearls and South Sea pearls increased by HK$8.6 million and HK$10.1 million, respectively, during the period. The increase in inventories has been primarily financed with short-term borrowings and proceeds from the sale of convertible preferred stock.

     Accounts receivable increased to HK$47.9 million at September 30, 1996 from HK$33.8 million at March 31, 1996. The increase in accounts receivable was attributable to a large increase in net sales in September 1996 as a result of a very successful trade show appearance and slightly more favorable credit terms offered to selected customers. The average turnover of accounts receivable for the six months ended September 30, 1996 was 65 days as compared to 60 days for the year ended March 31, 1996.

     At September 30, 1996, the Company had utilized approximately HK$50.8 million of its credit facilities as compared to HK$53.9 million which had been utilized at March 31, 1996. The decrease in borrowings under the Company's credit facilities was attributable to the receipt of the net proceeds from the sale of convertible preferred stock during the period.

     During the six months ended September 30, 1996, the Company issued convertible preferred stock raising approximately HK$39.9 million net of offering costs. At September 30, 1996, all 6,760 shares of Series B convertible preferred stock issued had been converted to common stock at a price equal to 70% of the average closing bid price of the common stock for the five trading days preceding the conversion. As a result of such conversions, the Company issued approximately 5,218,797 shares of common stock (prior to giving effect to a 1-for-4 reverse split of the Company's common stock effective October 10, 1996).


                       PART II.  OTHER INFORMATION

 ITEM 5.  OTHER INFORMATION

     The Company has relocated its executive office to 21/F, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong.


 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               None

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)                            MAN SANG HOLDINGS, INC.
BY (SIGNATURE)                          /S/ Sam Sio
(NAME AND TITLE)                        Sam Sio,
                                        Chief Executive Officer
(DATE)                                  November 5, 1996


BY (SIGNATURE)                          /S/ Frederick Cheng
(NAME AND TITLE)                        Frederick Cheng,
                                        Chief Financial Officer
(DATE)                                  November 5, 1996

                                     Page 7