Form 10QSB/A
period 1996-09-30
MAN SANG HOLDINGS INC
filed 1996-12-30
CIK 807630

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


                                    FORM 10-QSB/A

                                   AMENDMENT NO. 1

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


                             Commission File No. 0-20877


                               MAN SANG HOLDINGS, INC.
                               -----------------------


        (Exact name of small business issuer as specified in its charter)


           Nevada                                        13-3165967
 -------------------------------           ------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


                    21/F Railway Plaza, 39 Chatham Road South
                         Tsimshatsui, Kowloon, Hong Kong
                    -----------------------------------------
                     (Address of principal executive offices)


                                  (852) 2317 5300
                           ---------------------------
                           (Issuer's telephone number)


 -----------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

                             MAN SANG HOLDINGS, INC.

                                     INDEX

PART I - FINANCIAL INFORMATION
                                                                      Page
                                                                     Number
                                                                     ------
     Item 1. - Financial Statements

          Consolidated Balance Sheets - March 31, 1996 and
          September 30, 1996............................................1

          Consolidated Statements of Income - For the three
          and six months ended September 30, 1996 and 1995..............2

          Consolidated Statements of Cash Flows - For the
          six months ended September 30, 1996 and 1995..................3

          Notes to Consolidated Financial Statements....................4


      Item 2. - Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations..............................................5

PART II - OTHER INFORMATION.............................................6

SIGNATURES..............................................................7

                          PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

                          MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET (UNAUDITED)
                             (AMOUNTS EXPRESSED IN THOUSANDS)

                                          SEPTEMBER 30,          MARCH 31,
                                             1996                 1996
                                        -------------------      ---------
                                            US$        HK$          HK$
ASSETS
Current assets:
     Cash                                  2,523      19,501         9,602
     Accounts receivable, net              6,201      47,931        33,809
     Advances to related parties               -           -            50
     Inventories                          14,478     111,914        85,941
     Prepaid expenses                        248       1,917         1,194
     Other current assets                    592       4,580         6,749
                                         -------     -------       -------
          Total current assets            24,042     185,843       137,345

     Property, plant and equipment, net    1,702      13,161         9,697
     Real estate investment, net           3,381      26,134        26,199
                                         -------     -------       -------
          Total assets                    29,125     225,138       173,241
                                         =======     =======       =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Short-term borrowings                 6,567      50,767        56,625
     Current portion of long-term debt        28         216           363
     Accounts payable                      2,314      17,891        22,429
     Advances from related companies           -           -         2,815
     Accrued payroll and employee benefits   316       2,441         1,248
     Other accrued liabilities             1,260       9,738        10,130
     Income taxes payable                     37         285            21
                                          ------      ------        ------
          Total current liabilities       10,522      81,338        93,631
     Long-term debt                            8          62           178
                                          ------      ------        ------
Shareholders' equity:

     Common stock, par value $0.001           17         133            93
     Preferred stock, par value $0.001
       Series A                                -           1             1
       Series B convertible and redeemable     -           -             -
     Additional paid-in capital            5,398      41,720         1,907
     Retained earnings                    12,995     100,452        77,205
     Cumulative translation adjustments      185       1,432           226
                                          ------     -------        ------
          Total shareholders' equity      18,595     143,738        79,432
                                          ------     -------        ------
          Total liabilities and
          shareholders' equity            29,125     225,138       173,241
                                          ======     =======       =======

   See accompanying notes to condensed consolidated financial statements

                                   MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30
                              (Amounts expressed in thousands except share data)

                             Three Months Ended September 30,      Six Months Ended September 30,
                                   1996               1995              1996               1995
                             ----------------    ------------      -------------------   -------
                               US$       HK$          HK$             US$         HK$     HK$
Net sales                     8,203       63,403       73,050       15,427      119,250    116,972
Cost of goods sold            5,350       41,356       48,244        9,737       75,268     79,223
                              -----       ------       ------       ------    ---------   --------
Gross profit                  2,853       22,047       24,806        5,690       43,982     37,749
Rental income, gross            153        1,186          873          300        2,323      1,638
Selling, general and
 administrative expenses:
   Pearls                     1,237        9,557        9,792        2,412       18,643     15,843
   Real estate investment       134        1,037          242          208        1,611        937
                              -----        -----       ------       ------    ---------   --------
Operating income              1,635       12,639       15,645        3,370       26,051     22,607

Interest expense                178        1,378        1,460          391        3,020      2,808
Interest income                  23          179          223           35          268        223
Other income                     79          609          364          110          851        735
                              -----       ------       ------       ------    ---------   --------

Income before income taxes    1,559       12,049       14,772        3,124       24,150     20,757
Provision for income taxes       (8)         (66)         777          117          903        996
                              -----       ------       ------       ------    ---------   --------

Net income                    1,567       12,115       13,995        3,007       23,247     19,761
                              =====       ======       ======       ======    =========   ========
Earnings per common share      0.49         3.75         5.09         0.93         7.19       7.18
                              =====       ======       ======       ======    =========   ========

Weighted average common
 and common equivalent
 shares outstanding                    3,231,150    2,750,000                 3,231,150  2,750,000
                                       =========    =========                 =========  =========


      See accompanying notes to condensed consolidated financial statements

                                   MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                    FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                      (Amounts expressed in thousands)

                                                                Six Months Ended September 30,
                                                            ---------------------------------------
                                                                     1996                    1995
                                                            -----------------------       ---------
                                                              US$           HK$               HK$
Cash flows from operating activities:
  Net income                                                 3,007         23,247           19,761
Adjustments to reconcile net income to net
 cash (used in) provided by operating activities:
     Depreciation and amortization                             163          1,263            1,670
     Loss (gain) on sale of property, plant and equipment       29            222              (11)
Changes in operating assets and liabilities
     Accounts receivable                                    (1,705)       (13,183)          (9,564)
     Inventories                                            (3,304)       (25,546)           6,108
       Prepaid expenses                                         94            723           (2,052)
       Other current assets                                     94            731                -
     Income taxes receivable                                     -              -              235
     Accounts payable                                         (642)        (4,961)         (15,243)
       Accrued payroll and employee benefits                   154          1,190            1,358
     Other accrued liabilities                                 (56)          (435)             796
       Income taxes payable                                     34             64               25
                                                           -------       --------         --------
  Net cash (used in) provided by operating activities       (2,132)       (16,485)           3,083
                                                           -------       --------         --------

Cash flows from investing activities:
     Purchase of property, plant and equipment               (606)         (4,685)           (958)
       Proceeds from sale of property, plant
        and equipment                                          26             199             241
                                                          -------        --------        --------

   Net cash (used in) investing activities                   (580)         (4,486)           (717)
                                                          -------        --------        --------

Cash flows from financing activities:
     Repayment of long-term debt                              (34)           (263)           (258)
       Increase in short-term borrowings                    7,152          55,286         123,423
     Repayment of short-term borrowings                    (7,451)        (57,595)       (128,211)
       Increase in bank overdrafts                         21,885         169,174          48,238
     Repayment of bank overdrafts                         (22,358)       (172,828)        (40,626)
       Advances from related parties                           18             139           2,743
     Repayments to related parties                           (376)         (2,904)         (4,578)
       Net proceeds from issuance of Series B
        preferred stock                                     5,156          39,853               -
                                                          -------        --------        --------

     Net cash provided by financing activities              3,992          30,862             731
                                                          -------        --------        --------

     Net increase in cash                                   1,280           9,891           3,097
     Exchange adjustments                                       1               8             558
     Cash at beginning of period                            1,242           9,602           4,783
                                                          -------        --------        --------
     Cash at end of period                                  2,523          19,501           8,438
                                                          =======        ========        ========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during period for:
     Interest and finance charges                             391           3,020           3,186
                                                          =======        ========        ========
     Income taxes                                              83             639             731
                                                          =======        ========        ========

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

 4.  SUBSEQUENT EVENTS

     After September 30, 1996, the following subsequent events took place:


     a. The company declared a 1-for-4 reverse split of its common stock effective October 10, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES AND RESULTS OF OPERATIONS

     Net sales during the six months ended September 30, 1996 totaled HK$119.2 million, representing a 1.9% increase, compared to net sales of HK$116.9 million during the same period in 1995. The slight increase in net sales was attributable to implementation of the Company's plan to alter its sales mix with an emphasis on increased sales of higher margin cultured pearls. Cultured pearls, including Chinese cultured pearls, Japanese cultured pearls and South Sea Pearls, represented 68% of net sales during the six months ended September 30, 1996 as compared to 54% of net sales during the same period in 1995.

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

     Selling, general and administrative expenses ("SG&A") during the six months ended September 30, 1996 totaled HK$20.2 million, consisting of HK$18.6 million attributable to pearl operations and HK$1.6 million attributable to real estate operations, as compared to HK$16.0 million, consisting of HK$15.8 million attributable to pearl operations and HK$0.2 million attributable to real estate operations, during the same period in 1995, an increase of HK$4.2 million, or 26.2%. The increase in SG&A was primarily due to increased marketing expenses associated with the higher sales volume, including exhibition expenses and advertising and promotion expenses for trade shows and increased salaries attributable to hiring of additional staff to support the expanded scope of operations and increases in management salaries. As a percentage of net sales, SG&A from pearl operations increased from 13.5% to 15.6%.

     Net interest expense increased by HK$167,000, or 6.5%, to HK$2.75 million for the six months ended September 30, 1996, from HK$2.6 million for the same period in 1995. The increase in net interest expense was due principally to an increase in short-term borrowings during the first quarter of the current fiscal year. The increase in short-term borrowings was used to finance higher inventory holding costs associated with higher levels of production and sales. The Company's average borrowing rate decreased to 10.7% per annum for the six months ended September 30, 1996 from 12.2% per annum for the year ended March 31, 1996.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Company had working capital of HK$103.8 million and cash balances of HK$19.5 million as compared to a working capital balance of HK$43.7 million and a cash balance of HK$9.6 million at March 31, 1996. The improvement in working capital was attributable to a combination of (I) cash flows from profitable operations and (ii) the receipt of HK$39.9 million of net proceeds from the sale of convertible preferred stock during the period.

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

     Accounts receivable increased to HK$47.9 million at September 30, 1996 from HK$33.8 million at March 31, 1996. The increase in accounts receivable was attributable to a large increase in net sales in September 1996 as a result of a very successful trade show appearance and slightly more favorable credit terms offered to selected customers. The average turnover of accounts receivable for the six months ended September 30, 1996 was 73 days as compared to 60 days for the year ended March 31, 1996.

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


                       PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     The Company has relocated its executive offices to 21/F, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              None

         (b)  Reports on Form 8-K

              None

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)                            MAN SANG HOLDINGS, INC.
BY (SIGNATURE)                          /S/ Sam Sio
(NAME AND TITLE)                        Sam Sio, Chief Executive Officer
(DATE)                                  December 30, 1996

BY (SIGNATURE)                          /S/ Frederick Cheng
(NAME AND TITLE)                        Frederick Cheng, Chief Financial
     Officer
(DATE)                                  December 30, 1996