Form 10QSB
period 1996-12-31
MAN SANG HOLDINGS INC
filed 1997-01-31
CIK 807630

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from               to               .
                                      ---------------  ---------------


                           Commission File No. 0-20877


                             MAN SANG HOLDINGS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Nevada                                          87-0539570
---------------------------------              ---------------------------------
(State or other  jurisdiction
of incorporation or organization               (IRS Employer Identification No.)


                    21/F Railway Plaza, 39 Chatham Road South
                         Tsimshatsui, Kowloon, Hong Kong
                   ------------------------------------------
                    (Address of principal executive offices)


                                 (852) 2317 5300
                           ---------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
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

     As of January 24, 1997, 4,304,862 shares of Common Stock of the issuer were outstanding.

                             MAN SANG HOLDINGS, INC.

                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated Balance Sheets - March 31, 1996 and
          December 31, 1996.............................................. 1

          Consolidated  Statements  of Income - For the three
          and nine  months  ended December 31, 1996 and 1995............. 2

          Consolidated Statements of Cash Flows - For the nine months ended December 31, 1996 and 1995 .............................. 3

          Notes to Consolidated Financial Statements..................... 4

     Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................ 5

PART II - OTHER INFORMATION.............................................. 7

SIGNATURES............................................................... 8

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                        (Amounts expressed in thousands)

                                         December 31, 199       March 31, 1996
                                         ----------------       --------------
                                         US            HK$           HK$
ASSETS
Current assets:
  Cash                                      2,305     17,815          9,602
  Accounts receivable, net                  5,946     45,965         33,809
  Advances to related parties                   -          -             50
  Inventories                              18,436    142,513         85,941
  Prepaid expenses                            223      1,723          1,194
  Property held for sale                      336      2,598              -
  Other current assets                        553      4,275          6,749
                                           ------    -------        -------

     Total current assets                  27,799    214,889        137,345

Property, plant and equipment, net          3,759     29,058          9,697
Real estate investment, net                 3,341     25,821         26,199
                                           ------    -------        -------
     Total assets                          34,899    269,768        173,241
                                           ======    =======        ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                    9,219     71,263         56,625
   Current portion of long-term debt          201      1,557            363
   Accounts payable                         3,073     23,755         22,429
   Advances from related companies              -          -          2,815
   Accrued payroll and employee benefits      325      2,514          1,248
   Other accrued liabilities                1,022      7,897         10,130
   Income taxes payable                       213      1,645             21
                                           ------    -------        -------
     Total current liabilities             14,053    108,631         93,631

Long-term debt                              1,144      8,840            178
                                           ------    -------        -------
Shareholders' equity:

Common stock, par value $0.001                 17        133             93
Preferred stock, par value $0.001
  Series A                                      -          1              1
  Series B convertible and redeemable           -          -              -
Additional paid-in capital                  5,249     40,570          1,907
Retained earnings                          14,357    110,983         77,205
Cumulative translation adjustments             79        610            226
                                           ------    -------        -------
     Total shareholders' equity            19,702    152,297         79,432
     Total liabilities and
      shareholders' equity                 34,899    269,768        173,241


      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31
               (Amounts expressed in thousands except share data)


                        Three Months Ended December 31,     Nine Months Ended December 31,
                        -------------------------------     ------------------------------
                                  1996              1995           1996             1995
                        ---------------------   ---------   ------------------   ---------
                             US$         HK$         HK$      US$        HK$         HK$
Net sales                   7,350      56,820      42,130   22,777     176,070     159,102
Cost of goods sold          4,586      35,449      27,107   14,323     110,717     106,330
                            -----   ---------   ---------   ------   ---------   ---------
Gross profit                2,764      21,371      15,023    8,454      65,353      52,772

Rental income, gross          176       1,355         849      476       3,678       2,487

Selling, general and
 administrative expenses:
  Pearls                    1,133       8,764       7,288    3,545      27,407      23,131
  Real estate investment      173       1,332         657      381       2,943       1,594
                            -----   ---------   ---------   ------   ---------   ---------
Operating income            1,634      12,630       7,927    5,004      38,681      30,534

Interest expense              216       1,672         112      607       4,692       2,920
Interest income                40         310         334       75         578         557
Other income                   48         370          55      158       1,221         790
                            -----   ---------   ---------   ------   ---------   ---------

Income before income
 taxes                      1,506      11,638       8,204    4,630      35,788      28,961

Provision for income
 taxes                        143       1,107         (79)     260       2,010         917
                            -----   ---------   ---------   ------   ---------   ---------

Net income                  1,363      10,531       8,283    4,370      33,778      28,044
                            =====   =========   =========   ======   =========   =========

Earnings per common share    0.38        2.93        3.01     1.22        9.41       10.20
                            =====   =========   =========   ======   =========   =========

Weighted average common
 and common equivalent
 shares outstanding                 3,590,301   2,750,000            3,590,301   2,750,000
                                    =========   =========            =========   =========


      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     FOR THE NINE MONTHS ENDED DECEMBER 31,
                        (Amounts expressed in thousands)

                                              Nine Months Ended December 31,
                                              ------------------------------
                                                   1996               1995
                                              ------------------   ----------
                                                US$      HK$           HK$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                     4,370      33,778      28,044
Adjustments to reconcile net income
 to net cash (used in) provided by
 operating activities:
  Depreciation and amortization                  275       2,129       1,671
  Loss (gain) on sale of property,
   plant and equipment32   252                   (11)
Changes in operating assets and
 liabilities
  Accounts receivable                         (1,517)    (11,729)     (7,266)
  Inventories                                 (7,293)    (56,377)      2,894
  Prepaid expenses                               199       1,539      (5,275)
  Other current assets                            53         408           -
  Income taxes receivable                          -           -         338
  Accounts payable                               126         976     (21,063)
  Accrued payroll and employee benefits          163       1,264       2,671
  Other accrued liabilities                     (291)     (2,253)       (101)
  Income taxes payable                           210       1,624        (268)
                                            -------    --------    --------
Net cash (used in) provided by
 operating activities)                        (3,673)    (28,389)     (1,634)
                                             -------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and
   equipment                                  (3,102)    (23,979)       (958)
  Proceeds from sale of property,
   plant and equipment                            26         198         241
                                             -------    --------    --------

Net cash (used in) investing activities       (3,076)    (23,781)       (717)
                                             -------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in long-term debt                   1,340      10,360           -
  Repayment of long-term debt                    (65)       (504)       (287)
  Increase in short-term borrowings           15,531     120,055     144,248
  Repayment of short-term borrowings         (13,810)   (106,752)   (154,506)
  Increase in bank overdrafts                 39,224     303,204     124,122
  Repayment of bank overdrafts               (39,058)   (301,922)   (111,652)
  Advances from related parties                   18         139       2,896
  Repayments to related parties                 (376)     (2,904)     (3,522)
  Net proceeds from issuance of Series
   B preferred stock                           5,007      38,703           -
                                             -------    --------    --------
Net cash provided by financing
 activities                                    7,811      60,379       1,299
                                             -------    --------    --------

Net increase in cash                           1,062       8,209       2,216
Exchange adjustments                               1           4         864
Cash at beginning of period                    1,242       9,602       4,783
                                             --------   --------    --------
Cash at end of period                          2,305      17,815       7,863
                                             =======    ========    ========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during period for:
     Interest and finance charges                682       5,270       3,298
                                             =======    ========    ========
     Income taxes                                 50         386         847
                                             =======    ========    ========

      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                December 31, 1996
                                   (Unaudited)


1.   INTERIM FINANCIAL PRESENTATION

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10- QSB. The March 31, 1996 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended March 31, 1996. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented.

     On October 10, 1996, the Company effected a 1-for-4 reverse stock split. Accordingly, the reverse split has been reflected in the accompanying financial statements for each period presented and earnings per share has been computed using this revised equity structure.

     On December 7, 1996, the Company's subsidiary, Man Sang Jewellery Co. Ltd., formed a wholly-owned subsidiary in the People's Republic of China known as Tangzhu Jewellery Goods (Shenzhen) Co. Ltd. The new subsidiary specializes in processing larger sizes of Chinese cultured pearls, South Sea pearls and Tahitian black pearls.

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

     The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of HK dollar amounts into US dollars are for convenience only and have been made at the rate of HK$7.73 to US$1, the approximate free rate of exchange at December 31, 1996. Such translations should not be construed as representations that the Hong Kong dollar amounts could be converted into US dollars, at that rate or any other rate.

3.   SHAREHOLDERS' EQUITY

     During the nine months ended December 31, 1996, the Company sold 6,760 shares of Series B convertible preferred stock, par value $0.001 each, for $6,760,000. The Series B preferred shares were convertible into common stock commencing on or after 45 days following the sale of such shares. Each Series B preferred share was convertible into the number of shares of common stock determined by dividing US$1,000 by an amount equal to the lesser of (1) the market price of the common stock on the closing date of the sale of such shares or (2) 70% of the average closing bid price of the common stock for the five trading days preceding the conversion. The right of the holders of Series B preferred shares to convert such shares into common stock expired on December 31, 1997.

     During the nine months ended December 31, 1996, all of the Series B preferred shares were converted into common stock of the Company resulting in the issuance of 1,304,822 shares of common stock (after giving effect to a 1-for-4 reverse split of the Company's common stock effective October 10,
     1996).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES AND RESULTS OF OPERATIONS

     Net sales increased by HK$17.0 million during the nine months ended December 31, 1996 to HK$176.1 million, representing 10.7% growth, compared to net sales of HK$159.1 million during the same period in 1995. The increase in net sales was attributable to implementation of the Company's plan to alter its sales mix with an emphasis on increased sales of higher margin cultured pearls. Cultured pearls, including Chinese cultured pearls, Japanese cultured pearls and South Sea Pearls, represented 68% of net sales during the nine months ended December 31, 1996 as compared to 59% of net sales during the same period in 1995.

     Gross profits increased by HK$12.6 million, or 23.9%, to HK$65.4 million for the nine months ended December 31, 1996 compared to HK$52.8 million for the same period in 1995. As a percentage of sales, gross profits increased from 33.2% in 1995 to 37.1% in 1996. The increase in gross profits and gross profit margins resulted from the overall increase in sales and an increase in the percentage of higher margin cultured pearls.

     Rental income increased by HK$1.2 million, or 48.0%, to HK$3.7 million for the nine months ended December 31, 1996 compared to HK$2.5 million for the same period in 1995. The increase in gross rental income was attributable to an increase in occupancy rate from 54% to 93%, respectively, in the Man Sang Industrial City facility located in the People's Republic of China.

     Selling, general and administrative expenses ("SG&A") during the nine months ended December 31, 1996 totaled HK$30.3 million, consisting of HK$27.4 million attributable to pearl operations and HK$2.9 million attributable to real estate operations, as compared to HK$24.7 million, consisting of HK$23.1 million attributable to pearl operations and HK$1.6 million attributable to real estate operations, during the same period in 1995, an increase of HK$5.6 million, or 22.7%. The increase in SG&A was primarily due to increased marketing expenses associated with the higher sales volume, including exhibition expenses and advertising and promotion expenses for trade shows and increased salaries attributable to hiring of additional staff to support the expanded scope of operations and increases in management salaries. As a percentage of net sales, SG&A from pearl operations increased from 14.5% to 15.6%.

     Net interest expense increased by HK$1.7 million, or 70.8%, to HK$4.1 million for the nine months ended December 31, 1996, from HK$2.4 million for the same period in 1995. The increase in net interest expense was due principally to an increase in short-term borrowings during the current fiscal year. The increase in short-term borrowings was principally used to finance higher inventory holding costs associated with higher levels of production and sales. The Company's average borrowing rate decreased to 9.5% per annum for the nine months ended December 31, 1996 from 12.2% per annum for the year ended March 31, 1996.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had working capital of HK$106.3 million and cash balances of HK$17.8 million as compared to a working capital balance of HK$43.7 million and a cash balance of HK$9.6 million at March 31, 1996. The improvement in working capital was attributable to a combination of (i) cash flows from profitable operations and (ii) the receipt of HK$38.7 million of net proceeds from the sale of convertible preferred stock during the period.

     Inventories increased by HK$56.6 million to HK$142.5 million at December 31, 1996 from HK$85.9 million at March 31, 1996. The increase in inventories was attributable to higher purchasing and production to meet increased demand for the Company's Chinese cultured pearls as a result of a large decrease in the supply of Japanese cultured pearls and because of a change in the mix of the inventory to a higher percentage of more expensive cultured pearls. Inventories of Chinese cultured pearls and South Sea pearls increased by HK$21.9 million and HK$31.1 million, respectively, during the period. The increase in inventories has been primarily financed with short-term borrowings and proceeds from the sale of convertible preferred stock.

     Accounts receivable increased to HK$46.0 million at December 31, 1996 from HK$33.8 million at March 31, 1996. The increase in accounts receivable was attributable to slightly more favorable credit terms offered to selected customers. The average turnover of accounts receivable for the nine months ended December 31, 1996 was 67 days as compared to 60 days for the year ended March 31, 1996.

     Property, plant and equipment increased by HK$19.4 million to HK$29.1 million at December 31, 1996 from HK$9.7 million at March 31, 1996. The increase was principally a result of (1) expenditure of HK$3.1 million on leasehold improvements relating to the relocation of the Company's offices to its current location in August 1996 and (2) the acquisition by the Company in November 1996 of a leasehold property for HK$18.7 million, which property is used by the Company's president as residential accomodation. The Company intends to sell the residential property previously used by its president in the near future when, and if, a favorable price can be obtained. Based on current market prices, the Company expects to sell such property at a profit.

     At December 31, 1996, the Company had utilized approximately HK$71.3 million of its credit facilities as compared to HK$53.9 million which had been utilized at March 31, 1996. The increase in borrowings under the Company's credit facilities was mainly attributable to an installment loan of HK$10.0 million and a short term bank facility of HK$7.0 million used to finance the acquisition of the leasehold property utilized as the residence of the president.

     During the nine months ended December 31, 1996, the Company issued convertible preferred stock raising approximately HK$38.7 million net of offering costs. At December 31, 1996, all 6,760 shares of Series B convertible preferred stock issued had been converted to common stock at a price equal to 70% of the average closing bid price of the common stock for the five trading days preceding the conversion. As a result of such conversions, the Company issued approximately 1,304,822 shares of common stock (after giving effect to a 1-for-4 reverse split of the Company's common stock effective October 10, 1996).

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     (a) On November 15, 1996, an annual meeting of shareholders of Man Sang Holdings, Inc. was held in Orlando, Florida.

     (b) The following directors were elected (by the votes indicated) at such meeting: Ricky Cheng Chung Hing (10,000,000 For, 0 Against, 1,250,000 Abstaining), Cheng Tai Po (10,000,000 For, 0 Against, 1,250,000
          Abstaining),  Sam Sio Kam Seng (10,000,000  For, 0 Against,  1,250,000
          Abstaining), Amy Yan Sau Man (10,000,000 For, 0 Against, 1,250,000 Abstaining), Sonny Hung Kwok Wing (10,000,000 For, 0 Against, 1,250,000 Abstaining), Matthew Lai Chau Ming (10,000,000 For, 0 Against, 1,250,000 Abstaining) and Ernest Yuen Ka Lok (10,000,000 For, 0 Against, 1,250,000 Abstaining).

     (c) In addition to the election of directors as noted above, the following matters were voted upon at such meeting:

          (i) Approval of 1996 Stock Option Plan (10,000,000 For, 0 Against and 1,250,000 Abstentions and Broker Non-Votes).

          (ii) Ratification of appointment of Deloitte Touche Tohmatsu as the Company's independent certifying accountants (10,000,000 For, 0 Against and 1,250,000 Abstentions and Broker Non-Votes).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1 Man Sang Holdings, Inc. 1996 Stock Option Plan

          10.2 Tenancy Agreement dated June 24, 1996 re: executive offices

          27   Financial Data Schedules

     (b)  Reports on Form 8-K

          None

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MAN SANG HOLDINGS, INC.


Date: January 31, 1997              /s/ Sam Sio
                                    ------------------------------------------
                                    Sam Sio
                                    Chief Executive Officer

Date: January 31, 1997              /s/ Frederick Cheng
                                    ------------------------------------------
                                    Frederick Cheng
                                    Chief Financial Officer