Form 10KSB40
period 1997-03-31
MAN SANG HOLDINGS INC
filed 1997-06-27
CIK 807630

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________.

                         Commission File No. 33-10639-NY

                             MAN SANG HOLDINGS, INC.
                 (Name of small business issuer in its charter)

                          Nevada                                                                 87-0539570
(State or other jurisdiction of incorporation or organization)                  (I.R.S. Employer Identification Number)

                21st Floor, Railway Plaza, 39 Chatham Road South,
                        Tsimshatsui, Kowloon, Hong Kong
                (Address Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code:  (852) 2317 5300

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange on Which Registered
       None                                               None

Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock $0.001 par value
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90)
days. Yes [X]   No [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

         The issuer's revenues for its most recent fiscal year were $32,114,000.

         As of May 31, 1997, 4,304,862 shares of common stock of the Registrant were outstanding. As of such date, the aggregate market value of the common stock held by non-affiliates, based on the average bid and asked price on the NASD Electronic Bulletin Board, was approximately $5,919,185.

                       DOCUMENTS INCORPORATED BY REFERENCE

         No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) or (c) are incorporated by reference in this report.

         Transitional Small Business Disclosure Format:   Yes [ ]   No [X]

                                TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----
PART I

            ITEM 1.        DESCRIPTION OF BUSINESS......................................... 1
            ITEM 2.        DESCRIPTION OF PROPERTIES.......................................11
            ITEM 3.        LEGAL PROCEEDINGS...............................................12
            ITEM 4.        SUBMISSION OF MATTERS TO A VOTE
                           OF SECURITY HOLDERS.............................................12

PART II

            ITEM 5.        MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS.....................................13
            ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS......................................................14
            ITEM 7.        FINANCIAL STATEMENTS............................................20
            ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                           ON ACCOUNTING AND FINANCIAL DISCLOSURE..........................21

PART III

            ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                           AND CONTROL PERSONS; COMPLIANCE WITH
                           SECTION 16(a) OF THE EXCHANGE ACT...............................22

            ITEM 10.       EXECUTIVE COMPENSATION..........................................24
            ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                           OWNERS AND MANAGEMENT...........................................27
            ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED
                           TRANSACTIONS....................................................28
            ITEM 13.       EXHIBITS AND REPORTS OF FORM 8-K................................29

SIGNATURES

FINANCIAL STATEMENTS

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL AND ORGANISATION CHART

Man Sang Holdings, Inc. (the "Company"), through its wholly-owned subsidiaries, is engaged in (i) the purchasing, processing, assembling, merchandising and wholesale distribution of pearls and pearl jewelry products; and (ii) the management and leasing of a commercial real estate complex in Shenzhen, the People's Republic of China ("PRC" or "China"). The structure of the Company is as follows:


                                    MAN SANG
                                 HOLDINGS, INC.
                                    (Nevada)

                                      100%

                             Man Sang International
                                (B.V.I.) Limited
                            (British Virgin Islands)
                               (holding company)


                 100%                                        100%

          Man Sang Jewellery                           Hong Kong Man Sang
           Company Limited                            Investments Limited
             (Hong Kong)                                   (Hong Kong)
         (trading and holding                          (holding company)
              company)

          100%                  100%                  100%                     100%

     Overseas South      Man Hing Jewellery     Tangzhu Jewellery        Peking Pearls
     Pearls Limited       Goods (Shenzhen)      Goods (Shenzhen)        Company Limited
     (Hong Kong)             Co Ltd                 Co Ltd                (Hong Kong)
                              (PRC)                  (PRC)



(Trading)         (Real estate leasing    (Purchasing & processing      (Trading)
                  and pearl products         of freshwater pearls and      100%
                  assembling)                of larger size saltwater
                                             cultured pearls)

                                                                        Damei Pearls Jewellery
                                                                           Goods (Shenzhen)
                                                                                Co Ltd
                                                                                 (PRC)

                                                                        (Purchasing & processing
                                                                        of smaller size saltwater
                                                                        cultured pearls)

HISTORY OF THE COMPANY

The Company was incorporated in the State of Nevada in November of 1986 under the name SBH Ventures, Inc. The Company was originally incorporated as a "blind pool" company for the purpose of acquiring an operating business. In March of 1987, the Company completed a public offering of 20,000,000 shares of common stock raising net proceeds of approximately $171,000*. Subsequently, in November 1991, the Company, in connection with a merger with an operating company, changed its name to UNIX Source America, Inc. and effected a 1-for-20 reverse stock split of its common stock. The operations of the merged companies proved unsuccessful and the Company ceased such business operations in 1992. In January 1996, the Company again effected a reverse stock split of its common stock on approximately a 1-for-14 basis and, following such reverse split, issued 11,000,000 shares of common stock, par value $.001 per share ("Common Stock") and 100,000 shares of Series A Preferred Stock, par value $.001 per share ("Series A Preferred Stock") in exchange (the "Exchange") for all of the outstanding securities of Man Sang International (B.V.I.) Limited. Pursuant to the terms of the Exchange, the Company changed its name to Man Sang Holdings, Inc. and assumed the operations of Man Sang International (B.V.I.) Limited. The management of Man Sang International (B.V.I.) Limited assumed control of the Company.

Man Sang International (B.V.I.) Limited is a British Virgin Islands company that holds, directly or indirectly, the interests of various operating subsidiaries in Hong Kong and the PRC (the "Man Sang Group"). The foundation of the Man Sang Group was laid in 1980 when Cheng Chung Hing, Ricky formed Man Sang Trading Hong, a freshwater pearl trading company. In 1981, Cheng Tai Po formed Peking Pearls Company, a Japanese cultured pearl trading company. As the business of the Man Sang Group developed, Man Sang Jewellery Co. Ltd. and Peking Pearl Co., Ltd. were formed in Hong Kong in 1988 and 1991, respectively, to continue the trading operations of the group. Subsequently, the Man Sang Group expanded its operations to include pearl processing with the establishment of Man Hing Jewellery Goods (Shenzhen ) Co. Ltd. ("Man Hing") in 1992 to process and assemble freshwater pearls and Chinese cultured pearls, and Damei Pearls Jewellery Goods (Shenzhen) Co., Ltd. in 1995 to assume and expand the Chinese cultured pearl processing operations of Man Hing. In order to facilitate the growth in existing operations and expansion into processing operations, and to diversify its revenues, in 1991, the Man Sang Group commenced construction of a 25 building industrial facility in Shenzhen, PRC ("Man Sang Industrial City") for use in pearl processing and corporate administration (5 buildings) and for lease to third party industrial users (20 buildings). See "Item 1 - "Real Estate Leasing Operations" and "Description of Properties." Finally, in 1995, the various companies comprising the Man Sang Group were reorganized (the "Group Reorganization") in a holding company structure with each of such companies becoming a direct or indirect wholly-owned subsidiary of Man Sang International (B.V.I.) Limited.

---------------------------
* Unless otherwise indicated as Hong Kong dollars or HK$, all financial information contained herein is presented in U.S. dollars. The translations of Hong Kong dollar amounts into US dollars are for reference purpose only and have been made at the exchange rate equal to HK$7.73 for US$1, the approximate free rate of exchange at March 31, 1997.

SIGNIFICANT DEVELOPMENTS IN FISCAL 1997

Issuance of Stock; Stock Split

During the period from April to July, 1996, the Company, in reliance on Regulation S promulgated under the U.S. Securities Act of 1933, as amended, sold and issued 6,760 shares of Series B Convertible Preferred Stock, par value $.001 per share ("Series B Preferred Stock"), for an aggregate purchasing price of $6.76 million. The shares of Series B Preferred Stock were convertible into shares of Common Stock commencing on or after 45 days following the sales of such shares of Series B Preferred Stock. Each share of Series B Preferred Stock was convertible into the number of shares of Common Stock determined by dividing $1,000 by an amount equal to the lesser of (i) the market price of the Common Stock on the closing date of the sale of such shares of Series B Preferred Stock or (ii) 70% of the average closing bid price of the Common Stock for the five trading days preceding the conversion. As of September 1996, all shares of Series B Preferred Stock were converted into shares of Common Stock resulting in the issuance by the Company of 5,219,448 shares of Common Stock. The proceeds from the offering of Series B Preferred Stock were used to acquire pearl inventories and to meet other working capital needs.

On October 10, 1996, the Company effected a 1-for-4 reverse split of its Common Stock resulting in a reduction of the number of outstanding shares of Common Stock from 17,219,448 to 4,304,862.

Summary of Financial Condition and Results of Operations in Fiscal 1997

In fiscal 1997, the Company experienced significant growth in revenues and improvement of its financial conditions and results of operations. Net sales increased by $5.3 million, or 20.0%, to $32.1 million in fiscal 1997 from $26.8 million in fiscal 1996. Profits attributable to the shareholders of the Company increased by $1.16 million, or 28.3%, to $5.26 million in fiscal 1997 from $4.1 million in fiscal 1996.

At March 31, 1997, the Company had $21.4 million in consolidated net assets compared to $10.3 million as at March 31, 1996, representing an increase of 108%. The debt to equity ratio also improved from 72% in fiscal 1996 to 37.2% in fiscal 1997.

Earnings per share calculated on the basis of the profit in the amount of $5.26 million and the weight average number of 3,766,454 shares of Common Stock outstanding during the year amounted to $1.40 for fiscal 1997, compared to $1.45 for fiscal 1996.

See Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's business segments.

New Subsidiary in the PRC

On December 7, 1996, Man Sang Jewellery Company Limited, an indirect wholly-owned subsidiary of the Company, established Tangzhu Jewellery Goods (Shenzhen) Co., Ltd., its wholly foreign-owned enterprise in the PRC ("Tangzhu"), to engage in the business of processing of larger Chinese cultured pearls ranging in size from 6mm and up. The purpose of establishment of Tangzhu is to strengthen the processing management of larger size pearls.

Purchase and Sale of Real Property

On November 23, 1996, the Company purchased certain real property located at 17th Floor, Silvercrest, 24 Macdonnell Road, Hong Kong, together with a one-car parking space, for a purchase price of approximately $2.42 million The property is currently used as a residence by the Chairman of the Company. See Item 10 - "Executive Compensation"; Item 12 - "Certain Relationships and Related Transactions".

On May 1, 1997, the Company sold certain real property located at Flat C, 28th Floor, Glory Heights, 52 Lyttleton Road, Hong Kong, together with a one-car parking space, for approximately $1.42 million, resulting in a net capital gain in the amount of approximately $1.09 million. The property was formerly the residence of the Chairman of the Company.

PEARL OPERATIONS

Pearl Industry

The use of pearls in jewelry dates back over 1,500 years in China. Large scale commercial pearl production began in Japan in the late 19th century. The farming, production and trading of pearls to meet demand for pearl jewelry is a mature industry. Today's pearl industry and its growth are affected by consumer preferences, worldwide economic conditions and availability of supply.

In today's pearl market, pearls are divided into two categories, i.e., freshwater pearls and saltwater cultured pearls. Saltwater cultured pearls are, in turn, divided into Japanese cultured pearls, Chinese cultured pearls, Tahitian pearls and South Sea pearls. In recent years, the pearl industry has undergone fundamental changes. Japan is losing its long held dominance as, increasingly, pearls are being cultivated and processed in the PRC. However, during 1996 and the first half of 1997, Japanese cultured pearls have been in short supply and their prices have increased accordingly. The shortage of Japanese cultured pearls couple with competitive pricing for Chinese cultured pearls has led to the increased demand for Chinese cultured pearls. The Company believes that this situation may continue during the rest of 1997.

In addition to Japan, China has emerged in recent years as a major supplier of cultured pearls. Chinese cultured pearls are generally more competitively priced than Japanese cultured pearls. The Company believes that the supply of Chinese cultured pearls ranging in size from 5mm to 7mm is generally available and reliable while the supply of Chinese pearls ranging in size from 7mm to 7.5mm is expected to become available in the near future. The Company also believes that Chinese cultured pearls may eventually replace Japanese cultured pearls of comparable qualities and similar size, as long as China continues to maintain competitive prices, improve the quality of pearls and expand the product lines.

China is also a major supply of freshwater pearls. While the quantity of freshwater pearls supplied from processing factories in China decreased in 1996 and the first half of 1997, the quality has improved. The prices have been stable during this period.

Tahitian pearls are sourced from French Polynesia and the Cook Islands, while South Sea pearls are sourced mainly from Australia, Papua New Guinea, Indonesia and the Philippines. Due to relative scarcity of and growing demand for South Sea pearls, the prices have been increasing steadily in the past years.

On the demand side, the sale of pearls steadily declined from 1991 to 1994, principally due to the strong Japanese yen, but rebounded in 1995 and has since maintained a steady upward trend, as competitively priced Chinese products have gained a larger percentage of the market. The demand for Tahitian pearls increased in 1996, representing a reversal of a decreasing trend since 1994. The strong demand resulted in a shortage of pearls in certain categories. The demand for South Sea Pearls also continues to increase. The major markets for all pearls products are Europe, the United States and Asian countries, with the demand from the Asian market experiencing a steady growth in the past few years.

Business Strategy

The Company's business strategy is to provide a full range of pearls and pearl jewelry products to jewelry manufacturers, wholesalers and retailers at competitive prices.

To meet its objectives, the Company is developing strategies to increase market penetration through internal growth, strategic acquisitions, expansion of existing product lines and introduction of new product lines such as Tahitian pearls and specially designed pearl jewelry products. To implement such strategies, the Company is planning to expand its processing and assembling capacity, purchase new bleaching and processing equipment and employ additional personnel to expand processing capacity and to develop, launch and market new pearl products. In addition, the Company is also identifying opportunities for strategic acquisitions.

Products

The Company presently offers six product lines, including pearl jewelry, freshwater pearls, Chinese cultured pearls, Japanese cultured pearls, Tahitian pearls and South Sea pearls. Freshwater pearls are available in a variety of shapes with sizes ranging from 2mm to 10mm. Freshwater pearls are generally less expensive than saltwater cultured pearls with wholesale prices typically ranging from $2 to $300 per 16 inch strand depending on size, grade and shape. Saltwater cultured pearls are generally round in shape and range in size from 5mm to 18mm. Tahitian and South Sea pearls are considered to be the highest quality saltwater cultured pearls and typically the largest and most expensive followed by Japanese cultured pearls and Chinese cultured pearls. Wholesale prices of saltwater cultured pearls typically range from $15 to $90,000 per 16 inch strand.

The following table illustrates the typical range of size and wholesale prices of saltwater cultured pearls sold by the Company by category:

                                       SIZE                PRICE/16 INCH STRAND
                                        mm                          US$

Chinese cultured pearls               5  -  7                     15 -    500

Japanese cultured pearls              7  - 10                    120 -  4,000

Tahitian pearls                       8  - 16                    700 - 17,000

South Sea pearls                     10  - 18                  2,000 - 90,000

The Company also offers fully assembled pearl jewelry, including necklaces, earrings, rings, pendants, broaches, bracelets, watches, cufflinks and other miscellaneous pearl products. For the two years ended March 31, 1997, the percentage of the Company's total sales of each category of pearls and assembled pearl products was as follows:

                                        1997                                   1996
                              --------------------------            --------------------------
                              Freshwater        Cultured            Freshwater        Cultured
                              ----------        --------            ----------        --------
                                   %                %                   %                 %
Loose and strands                 70                97                   70              99
Necklaces                         12                 3                   14               1
Bracelets                          5                --                    2              --
Earrings                           4                --                    2              --
Pendants                           4                --                   --              --
Watches                            2                --                    4              --
Chokers                            1                --                    2              --
Bangles                            1                --                    2              --
Other                              1                --                    4              --
-----------------               ----              ----                  ---             ---
Total                            100               100                  100             100

Purchasing

The Company purchases freshwater and Chinese cultured pearls from various pearl farms in the PRC, and purchases Japanese cultured pearls from pearl suppliers and distributors in Hong Kong and Japan. To source Tahitian and South Sea pearls, the Company attends pearl auctions held in Australia and Tahiti in addition to purchasing directly from local pearl farmers.

The purchase of pearls is conducted by the Company's full time trained purchasing staff. The Company's purchasing is conducted from its offices in Hong Kong and Shenzhen, PRC and a purchasing office in Zhangjiang, PRC, the site of the largest Chinese cultured pearl farm. The Company's purchasing staff maintains regular contacts with pearl farmers and suppliers in the PRC, Japan and Hong Kong, enabling the Company to buy directly from farmers whenever possible, to secure the best prices available for pearls and to gain access to a larger quantity of pearls. Management and the Company's purchasing staff meet regularly to assess existing and anticipated pearl demand. The Company's purchasing staff in turn inspects and purchases pearls in the quantities and of the quality and nature necessary to meet existing and estimated demand.

The Company has no long-term purchase contracts, and instead negotiates the purchase of pearls on an as needed basis to correspond with expected demand. While the Company constantly seeks to capitalize on its volume purchasing and relationship with farmers and suppliers to secure the best pricing and quality when purchasing pearls and other jewelry raw materials, the Company generally purchases raw materials from a small number of suppliers at prices approximating prevailing market prices. The Company believes that there are numerous alternate supply sources and that the termination of the Company's relationship with any of its existing sources would not materially adversely affect the Company. To date, the Company has not experienced any difficulty in purchasing raw materials.

Processing and Assembly

Pearl processing and assembly is conducted at the Company's facilities in Shenzhen, PRC. Freshwater pearl processing and assembling operations presently occupy approximately 12,800 square feet of space and employ 87 persons while cultured pearl processing operations occupy approximately 26,000 square feet of space and employ 357 persons. The average salary per factory worker is $72 per month while the average salary per supervisor is $168 per month.

The Company, with the assistance of specialists from Japan, has trained its workers and implemented advanced Japanese bleaching technology. Each worker performs a specific function and is supervised by an officer and technical assistants, who are university graduates with chemical technology training and also specialized training by industry specialists from Japan. Prior to participation in pearl processing operations, each worker is required to participate in an extensive on-the-job training program utilizing poor quality pearls for demonstration and training purposes.

Pearl processing occurs in batches or production cycles. Raw pearls and other materials transported to the Company's processing facilities in Shenzhen, PRC are first sorted, medically bleached and dyed and, if necessary, drilled. This process, excluding drilling, takes approximately 21 days for freshwater pearls and approximately 70 days for saltwater cultured pearls. Drilling takes approximately 10 days. Next, the pearls are cleaned, dried, polished, graded, sorted, strung, if necessary, and packaged. The entire production cycle takes approximately 30 days for freshwater pearls and approximately 100 days for saltwater cultured pearls .

Where appropriate, processed pearls are then incorporated into finished jewelry products. Assembly and finishing may include the addition of clasps, decorative jewelry pieces, or other specialty work requested by the customers to produce finished jewelry pieces.

The Company presently has facilities and pearl processing personnel to produce approximately 20,000 kg (44,092 lbs) of freshwater pearls and 8,000 kg (17,637 lbs) of saltwater cultured pearls annually. Fiscal 1997 production totaled approximately 15,100 kg (33,289 lbs) of freshwater pearls and 6,300 kg (13,889 lbs) of saltwater cultured pearls. The Company presently also has adequate assembly and finishing personnel and facilities to produce approximately one million pieces of finished jewelry annually.

Upon completion of processing, pearls are shipped to the Company's offices in Hong Kong where they are stored for inspection by potential buyers.

Marketing

The Company markets its products from its facilities in Hong Kong. The Company's sales staff, which is divided into regional groups, presently markets freshwater pearls, Chinese cultured pearls, Japanese cultured pearls, Tahitian pearls and South Sea pearls.

The Company's marketing and sales staff maintains on-going communications with a broad range of jewelry distributors, manufacturers and retailers worldwide to assure that customers' pearl requirements are fully satisfied. The Company's marketing and sales staff regularly visits all major pearl markets in the world and attends major jewelry trade shows to display products, establish contacts with potential customers and evaluate market trends. Apart from attending trade shows and servicing customers, the Company's marketing and sales staff principally operates from the Company's headquarters in Hong Kong, where buyers personally visit and inspect the Company's products and place orders.

As part of its marketing efforts, the Company has established an Internet webpage to introduce the Company and to advertise the Company's products.

Customers

The Company's customers consist principally of wholesale distributors and mass merchandisers in Hong Kong and other Asian countries, Europe and North America. In fiscal 1997, no customer accounted for more than 10 percent of the Company's sales. As at March 31, 1997, the Company had approximately 600 regular customers. While the Company has no long-term contract with any customer, most of its existing customers have been customers of the Company for a number of years. The Company does not believe that the loss of anyone customer would have a material adverse effect on its financial condition or results of operations.

The following table sets forth by region and by product the sales of the Company for the year ended March 31, 1997:

                                  Freshwater Pearls               Saltwater Cultured Pearls
                                  -----------------               -------------------------

REGION                          Amount              %              Amount              %
------                          ------              -              ------              -
                                $'000                              $'000

Hong Kong                        2,008             21.7             5,654             24.7
Other Asian countries            2,362             25.6             5,680             24.8
Europe                           3,709             40.2             5,988             26.2
North America                      818              8.9             4,299             18.8
Others                             338              3.6             1,258              5.5
                                 ----------------------            -----------------------
                                 9,235              100            22,879              100
                                 ======================            =======================

Seasonality

The Company's sales are seasonal in nature. The bulk of the Company's sales occurs during the months of March, June and September (due to major international jewelry trade shows held in Hong Kong in these three months). Accordingly, the Company's results of operations for the first half of the year are not proportionate to the results for the entire year.

Competition

With the exception of several large Japanese suppliers, the pearl business is highly fragmented with limited brand name recognition or consumer loyalty. Selection is generally a function of design appeal, perceived value and quality in relationship to price. Internationally, the Company faces intense competition. The principal historical competitors of the Company in the Japanese cultured, Tahitian and South Sea pearl markets are Japanese companies. Firms such as Tasaki, Mikimoto, Tokyo and K. Otsuki are the largest traders and distributors of Japanese cultured, Tahitian and South Sea pearls. Locally, the Company competes with approximately 60 companies in Hong Kong engaging actively in the freshwater pearl and Chinese cultured pearl business. Most of such local companies are small operators and some are engaged only in pearl trading. In addition to genuine pearls, the Company must compete with synthetically produced pearls.

The Company believes that it is competitive in the industry because of its advanced pearl processing and bleaching techniques, and processing facilities in the PRC which allow the Company to process pearls at lower cost than many of its competitors and because it is a leading purchaser and distributor of Chinese cultured pearls. In addition, the Company provides one-stop shopping convenience to customers and has historically maintained a close relationship with its customers. Therefore, although competition is intense, the Company believes that it is well positioned in the pearl industry. However, in a highly competitive industry where many competitors have substantially greater technical, financial and marketing resources than the Company, new competitors may enter into the market and customer preferences may change unpredictably, there can be no assurance that the Company will remain competitive.

REAL ESTATE LEASING OPERATIONS

Facilities

In connection with its expansion into pearl processing and assembling operations, the Company acquired land use rights with respect to, and constructed, an industrial complex ("Man Sang Industrial City") located in Gong Ming Zhen, Shenzhen Special Economic Zone, PRC in September 1991. The land use rights acquired by the Company with respect to Man Sang Industrial City have a duration of fifty years. The Company acquired the land use rights relating to Man Sang Industrial City and constructed such facility for approximately $3.4 million.

Man Sang Industrial City consists of 25 buildings totaling approximately 520,000 square feet. Nineteen of the buildings in Man Sang Industrial City are factory buildings, five are living quarters and one contains shops and restaurants. In addition to factories, dormitories and shops, Man Sang Industrial City has green zones, playgrounds and other amenities typically offered in industrial/living complexes in the PRC.

Leasing and Management

The Company presently utilizes five buildings in Man Sang Industrial City for pearl processing and assembly, administration and to house employees. The remaining facilities are leased to third party industrial users; primarily foreign investors and non-polluting light industry.

The Company employs a staff of 25 persons to provide required management, leasing, maintenance and security for Man Sang Industrial City.

As at March 31, 1997, all 20 buildings in Man Sang Industrial City, other than the five buildings utilized for the Company's pearl operations, were under lease to third party industrial users. Such facilities are typically offered under leases ranging in duration from one year to three years. As of March 31, 1997, the gross rental income from Man Sang Industrial City was approximately $700,900, compared to approximately $475,000 for fiscal 1996.

In addition to Man Sang Industrial City, the Company owns an office unit in Hong Kong (the "Hong Kong Rental Office") which it leases to a third party. The Hong Kong Rental Office consists of 1,000 square feet of space at Wing Tuck Commercial Building, Room 407, 177 - 183 Wing Lok Street and is leased for annual rental income totaling approximately $22,300 for fiscal 1997, compared to approximately $15,000 for fiscal 1996.

Competition

Competition for facilities such as Man Sang Industrial City is intense in the Shenzhen Special Economic Zone. Because of economic incentives available for businesses operating in the Shenzhen Special Economic Zone, numerous facilities have been constructed to house such businesses. While a number of competing facilities may offer greater amenities and may be operated by companies having greater resources and additional facilities may be constructed, the Company believes that Man Sang Industrial City is competitive with other similar facilities in the Shenzhen Special Economic Zone based on both the quality of facilities and lease rates.

Employees

As of May 31, 1997, the Company had 556 employees including six executive officers, seven persons engaged in pearl purchasing, 11 persons engaged in pearl sales and marketing, 458 persons engaged in pearl processing and logistics, 25 engaged in real estate leasing, maintenance and administration, and 49 persons engaged in administrative and support functions. None of the employees is governed by collective bargaining agreements and the Company considers its relations with its employees to be satisfactory.

ITEM 2.                 DESCRIPTION OF PROPERTIES

The Company leases two facilities in Hong Kong and owns the Hong Kong Rental Office and Man Sang Industrial City in Shenzhen, PRC. Upon expiration of the leases on October 9, 1996 and August 31, 1996, respectively, the Company's administrative office moved from the leased premises at 14/F and Room 905 - 7 of Sands Building, 17 Hankow Road, Tsimshatsui, Hong Kong to the 10,800 square feet leased premises at 21st Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Hong Kong. The lease term for the leased premises at Railway Plaza is three years, commencing on July 1, 1996, with an optional renewal term of three years at the expiration of the lease. The annual lease payment of the lease is approximately $517,367. In addition, the Company leases a second facility of approximately 990 square feet at Office A, 5/F., Eastern Flower Centre, Nos. 22 and 24 Cameron Road, Kowloon, Hong Kong. This facility is used principally as a sales office. Under a two year lease which commenced in December 1995, annual lease payments with respect to this facility are approximately $35,000. The Company believes that its facilities are suitable and adequate for their current use.

As noted above, the Company also has a 50 year term land use rights in respect of the land of Man Sang Industrial City, in Shenzhen, PRC, a manufacturing facility on an industrial estate on which 25 buildings have been constructed and owned by the Company. The Company presently uses three buildings at this facility for processing and assembly and two of the buildings to house its workers. The remaining 20 buildings are leased to various third parties. The Company anticipates expanding its processing and assembling operations at this facility, but will also retain a portion of the facility for long-term rental. The Company also owns the Hong Kong Rental Office which it leases to a third party. See Item 1 - "Real Estate Leasing Operations". Finally, the Company has acquired and owns an apartment, at 17th Floor, Silvercrest, 24 MacDonnell Road, Hong Kong, together with a parking space. See Item 1 - "Significant Development"; Item

10 - "Executive Compensation". In the opinion of management, all of the Company's properties are adequately insured.

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor its property is subject to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended March 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock has been listed on the OTC Bulletin Board since 1987. However, the market for these securities has historically been extremely limited and sporadic, particularly during the period prior to the Exchange.

The high and low bid prices for the Company's Common Stock for each quarter during the Company's last two fiscal years were as follows:

                  Period                     High                Low
                  -----------------------------------------------------
                  1996
                  ----

                  June 30, '95               --                  --
                  September 30, '95          --                  --
                  December 31, '95           --                  --
                  March 31, '96              $14.00              $14.00

                  1997
                  ----

                  June 30, '96               14.00               12.00
                  September 30, '96          5.125               4.50
                  December 31, '96(1)        3.81                3.50
                  March 31, '97(1)           2.875               2.875

------------------
(1) Bid prices reflect 1-for-4 reverse stock split effective on October 10, 1996.


The above bid information is provided by Boomberg LP. The bid information above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transaction.

Holders

The number of record holders of the Company's Common Stock as of May 31, 1997 was 259. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

Dividends

The Company has not paid any dividends with respect to its Common Stock, and does not intend to pay dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Company through its wholly-owned subsidiaries is engaged in (i) the purchasing, processing, assembling, merchandising and wholesale distribution of pearls and pearl jewelry products; and (ii) the management and leasing of a commercial real estate complex in Shenzhen, PRC.

The principal cost of the Company's pearl business is the cost of raw materials, processed pearls and other materials used in processing and assembling pearls and pearl products. The Company purchases freshwater pearls and Chinese cultured pearls in the PRC, and purchases Japanese cultured pearls, South Sea pearls and other materials primarily in Hong Kong, Japan, Tahiti and Australia through dealers and at international trade auctions. Other significant costs of the Company's pearl business are labor costs associated with pearl processing and assembling, marketing costs and corporate overhead.

The following discussion of results of operations, liquidity and capital resources, seasonality and inflation should be read in conjunction with the financial statements and the notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

The following table sets forth for the fiscal years indicated certain items from the Consolidated Statements of Income expressed as a percentage of net sales:

                                                           Year Ended March 31,
                                                        --------------------------
                                                         1997                1996
                                                        ------              ------

Net sales                                                100.0%              100.0%
Cost of Sales                                             61.1                66.1
                                                        ------              ------
Gross Profit                                              38.9                33.9
Rental Income, Gross                                       2.3                 1.8
                                                        ------              ------
                                                          41.2                35.7
Selling, General and Administrative Expenses              22.4                17.3
                                                        ------              ------
Operating Income                                          18.8                18.4
Interest Expense                                          (2.5)               (2.7)
Interest Income                                            0.3                 0.2
Other Income                                               0.3                 0.1
                                                        ------              ------
Income Before Income Taxes                                16.9                16.0

Provision for Income Taxes                               0.5                    0.7
                                                        -----                 -----
Net Income                                              16.4%                 15.3%
                                                        -----                 -----

YEAR ENDED MARCH 31, 1997 COMPARED TO YEAR ENDED MARCH 31, 1996

Net Sales and Gross Profit

Net sales increased by HK$41.3 million, or 20%, to HK$248.2 million in fiscal 1997 from HK$206.9 million in the prior year. The increase in net sales was attributable to the implementation of the Company's plan to alter its sales mix with an emphasis on increasing sales of higher margin cultured pearls. Saltwater cultured pearls, including Chinese cultured pearls, Japanese cultured pearls, Tahitian pearls and South Sea pearls, represented 71.7% of net sales in fiscal 1997 as compared to 55.9% of net sales in the prior year.

Gross profits increased by HK$26.4 million, or 37.7%, to HK$96.4 million for fiscal 1997 compared to HK$70.0 million for the prior year. As a percentage of sales, gross profits increased from 33.9% to 38.9%. The increase in gross profits and gross profit margins resulted from the overall increase in sales and an increase in the percentage of higher margin saltwater cultured pearls.

Rental Income

Gross rental income increased by HK$1.8 million, or 47.4%, to HK$5.6 million for fiscal 1997 compared to HK$3.8 million for the prior year. The increase in gross rental income was attributable to an increase in occupancy rate from 71.4% to 84.2% in the Man Sang Industrial City facility located in the PRC.

Selling, General and Administrative Expenses ("SG&A")

SG&A expenses were HK$55.5 million, consisting of HK$52.2 million attributable to pearl operations and HK$3.3 million attributable to real estate operations, for fiscal 1997, an increase of approximately HK$19.7 million, or 55.0%, from HK$35.8 million, consisting of HK$33.6 million attributable to pearl operations and HK$2.2 million attributable to real estate operations, during 1996. The increase in SG&A was primarily due to increased marketing expenses associated with the higher sales volume, including exhibition expenses and advertising and promotion expenses for trade shows, increased salaries attributable to hiring of additional staff to support the expanded scope of operations, increases in management salaries and the expenses associated with relocation of the Company's executive offices. Impact of inflation also increased certain operating expenses in the PRC. As a percentage of net sales, SG&A from pearl operations increased from 16.2% in fiscal 1996 to 21.1% in fiscal 1997, while SG&A from real estate operations increased from 1.1% in fiscal 1996 to 1.3% in fiscal 1997.

Interest Expenses, Net

Net interest expense increased by HK$0.4 million, or 7.7%, to HK$5.6 million for fiscal 1997, from HK$5.2 million for the comparable period in the prior year. The increase in net interest expense was due principally to an increase in the amount of borrowings during the period to finance higher inventory holding costs associated with higher levels of production and sales. The Company's average borrowing rate decreased to 9.3% per annum for the period as compared to 12.2% for the prior year.

Income Taxes

Income taxes for fiscal 1997 were HK$1.1 million compared to HK$1.4 million for the prior year. The reduction in income taxes is attributable to a tax holiday available to the Company in the PRC. Pursuant to the existing tax laws in the PRC, the Company's three operating subsidiaries in the PRC, which are located in the Shenzhen Special Economic Zone, are eligible for an exemption from PRC income taxes on their processing operations for two years beginning with the first profit-making year of such operations. Thereafter, for the next three years profits from such operations are eligible for a 50% exemption from PRC taxation. In 1995 and 1996, two subsidiaries applied for the full exemption and the remaining subsidiary will apply for exemption during 1997. The exemptions applicable to these companies will expire in 1999, 2000 and 2002, respectively. The exemption does not apply to rental income.

YEAR ENDED MARCH 31, 1996 COMPARED TO YEAR ENDED MARCH 31, 1995

Net Sales and Gross Profit

Net sales increased by HK$48.2 million, or 30.2%, to HK$206.9 million in fiscal 1996 from HK$158.8 million in the prior year. The increase in net sales is attributable to (i) a 92.2% increase in sales of Chinese cultured pearls, and
(ii) a 132.4% increase in sales of higher priced Japanese and South Sea cultured pearls.

Gross profits increased by HK$27.9 million, or 66.2%, to HK$70.0 million for fiscal 1996 compared to HK$42.1 million for the prior year. As a percentage of sales, gross profits increased from 26.5% to 33.9%. The increase in gross profits and gross profit margin resulted from the increase in sales and an increase in the percentage of sales of higher margin cultured pearls.

Rental Income

Gross rental income increased by HK$86,000, or 2.3%, to HK$3.8 million for fiscal 1996 compared to HK$3.7 million for the prior year. The increase in gross rental income was attributable to a 2% increase in occupancy rates in 1996 in the Man Sang Industrial City facility located in the PRC.

Selling, General and Administrative Expenses ("SG&A")

SG&A were HK$35.8 million, consisting of HK$33.6 million attributable to pearl operations and HK$2.2 million attributable to real estate operations, for fiscal 1996, an increase of approximately HK$14.1 million, or 64.3%, from HK$21.8 million, consisting of HK$19.7 million attributable to pearl operations and HK$2.1 million attributable to real estate operations, during 1995. The increase in SG&A was primarily due to increased marketing expenses associated with the higher sales volume, including hiring additional marketing personnel and a 10% salary increase for all marketing personnel, combined with an increase in management salaries, expansion of the Company's executive offices and the impact of inflation which increased certain operating expenses in PRC. As a percentage of net sales, SG&A from pearl operations increased from 12.4% in fiscal 1995 to 16.2% in fiscal 1996, while SG&A from real estate operations decreased from 1.3% in fiscal 1995 to 1.1% in fiscal 1996.

Interest Expense, Net

Net interest expense increased by HK$2.4 million, or 85.7%, to HK$5.2 million for fiscal 1996, from HK$2.8 million for the comparable period in the prior year. The increase in net interest expense is due principally to an increase in the amount of borrowings during the period to finance inventory holding costs associated with higher production and sales as well as an increase in the Company's borrowing rate to an average of 12.2% for the period as compared to 11.4% for the prior year.

Income Taxes

Income taxes for fiscal 1996 were HK$1.4 million as compared to HK$1.5 million for the prior year. The reduction in income taxes is attributable to a tax holiday available to the Company in the PRC. Pursuant to the existing tax laws in the PRC, the Company's two operating subsidiaries in the PRC, which operate in the Shenzhen Special Economic Zone, are eligible for an exemption from PRC income taxes on their processing operations for two years beginning with the first profitable year of such operations. Thereafter, for the next three years profits from such operations are eligible for a 50% exemption from PRC taxation. In 1995 and 1996, both subsidiaries applied for the full exemption, respectively. The exemptions applicable to these companies will expire in 1999 and 2000, respectively. The exemption does not apply to rental income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity needs are to fund accounts receivable and inventories and, to a lesser extent, to expand its business operations. The Company historically has financed its working capital requirements through a combination of internally generated cash and bank borrowings. At March 31, 1997, the Company had working capital of HK$115.0 million and a cash balance of HK$16.9 million compared to working capital of HK$43.7 million and a cash balance of HK$9.6 million at March 31, 1996. The improvement in working capital was attributable to a combination of (i) cash flows from profitable operations, and (ii) the receipt of HK$44.1 million of net proceeds from the sale of Series B Preferred Stock during the year.

Net cash used in operating activities was HK$12.8 million and HK$4.9 million for fiscal 1997 and fiscal 1996, respectively. Net cash flows from the Company's operating activities were attributable to the Company's income and changes in operating assets and liabilities.

Cash flows used in investing activities were HK$26.0 million and HK$1.2 million for fiscal 1997 and fiscal 1996, respectively. Cash flows used in investing activities were mainly for the acquisition of a leasehold property and expenditure on leasehold improvement and furniture and fixture due to office relocation.

Cash flows provided by financing activities were HK$45.7 million and HK$10.6 million for fiscal 1997 and fiscal 1996, respectively. Cash flows provided by financing activities were mainly attributable to the receipt of HK$44.1 million of net proceeds from the sale of Series B Preferred Stock during the year.

Inventories increased by HK$53.6 million to HK$139.5 million at March 31, 1997 from HK$85.9 million at March 31, 1996. The increase in inventories was attributable to higher purchasing and production to meet increased demand for the Company's Chinese cultured pearls as a result of a large decrease in the supply of Japanese cultured pearls, introduction of Tahitian pearls as a new product line and due to a change in the mix of the inventory to a higher percentage of more expensive saltwater cultured pearls. Inventories of Chinese cultured pearls and South Sea pearls increased by HK$32.2 million and HK$21.4 million, respectively, during the year. The increase in inventories was primarily financed with short-term borrowings and proceeds from the sale of Series B Preferred Stock.

Accounts receivable increased to HK$47.5 million at March 31, 1997 as compared to HK$33.8 million at March 31, 1996. The increase in accounts receivable was attributable to a slightly more favorable credit terms offered to selected customers. The average turnover of accounts receivable for fiscal 1997 was 70 days as compared to 60 days for fiscal 1996.

Property, plant and equipment increased by HK$23.2 million to HK$32.9 million at March 31, 1997 from HK$9.7 million at March 31, 1996. The increase was principally a result of (i) expenditure of HK$4.1 million on leasehold improvements and HK$1.5 million on furniture and fixture relating to the relocation of the Company's offices to its current location in August 1996, and
(ii) the acquisition of a leasehold property for HK$18.7 million, which is provided to the Company's Chairman as residential accommodation.

At March 31, 1997, the Company had available banking facilities totaling HK$101.1 million with various banks. Such banking facilities include letter of credit arrangements, overdraft protection and other facilities commonly utilized in the jewelry business. All such bank facilities bear interest at floating rates generally based on the bank's prime lending rates and are subject to annual review. At March 31, 1997, the Company had utilized approximately HK$51.6 million of its credit facilities as compared to HK$53.9 million which had been utilized at March 31, 1996.

Long-term borrowings increased by HK$9.5 million to HK$10.0 million at March 31, 1997 from HK$0.5 million at March 31, 1996. The increase was mainly attributable to an increase of an installment loan of HK$10.0 million and a capital lease obligation of HK$0.3 million for the acquisition of a leasehold property and a motor vehicle, respectively.

During the fiscal year 1997, the Company issued 6,760 shares of Series B Preferred Stock raising approximately HK$44.1 million net of offering costs. During the six months ended September 30, 1996, all such issued Series B Preferred Stock was converted to Common Stock.

Historically, currency fluctuations have had little, if any, impact on the Company, and the Company does not believe that they will have any significant impact in the future. However, in the event any currency fluctuation becomes material, the Company would consider engaging in hedging transactions in order to minimize risk.

SEASONALITY

The pearl business is highly seasonal, with the highest sales usually occurring during the months of March, June and September (due to major international jewelry trade shows held in Hong Kong in these months). Accordingly, the results of any interim period are not necessarily indicative of the results that might be expected during a full fiscal year.

The following table sets forth the Company's unaudited net sales for the fiscal years indicated:

                                                Fiscal Year Ended March 31,
                                           -------------------------------------
                                           1997                            1996
                                           ----                            ----
                                   HK$'000          %              HK$'000         %
                                   -------          -              -------         -

First Quarter                       55,847         22.5             44,177        21.4
Second Quarter                      63,403         25.5             71,015        34.3
Third Quarter                       56,820         22.9             42,894        20.7
Fourth Quarter                      72,170         29.1             48,838        23.6
                                   -------        -----            -------       -----
Total                              248,240        100.0            206,924       100.0
                                   -------        -----            -------       -----

INFLATION

The PRC economy has experienced periods of strong growth and high inflation in recent years. While certain costs of operating in the PRC have increased as a result of such inflation, inflation historically has not had a material effect on the Company's result of operations. When the price of pearls increases, the cost historically has been passed on to the customers. Furthermore, because the Company does not have either long-term supply contracts or long-term contracts with customers, prices are quoted based on the prevailing prices for pearls or pearl products. Accordingly, the Company does not believe inflation will have a material adverse effect on its future operations.

ITEM 7.                 FINANCIAL STATEMENTS

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                             -----------------------

                                                                                          PAGE
                                                                                          ----

Independent Auditors' Report.............................................................. F-1

Consolidated Statements of Income for the years ended March 31, 1997,
1996 and 1995............................................................................. F-2

Consolidated Balance Sheets as of March 31, 1997 and 1996................................. F-3

Consolidated Statements of Stockholders' Equity for the years ended
March 31, 1997,  1996 and 1995............................................................ F-5

Consolidated Statements of Cash Flows for the years ended March 31, 1997
1996 and 1995............................................................................. F-6

Notes to Consolidated Financial Statements................................................ F-8

[DELOITTE TOUCHE TOHMATSU LETTERHEAD]

                         INDEPENDENT AUDITORS' REPORT

      To the Stockholders and Board of Directors of Man Sang Holdings, Inc.:


      We have audited the accompanying consolidated balance sheets of Man Sang Holdings, Inc. and its subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1997, all expressed in Hong Kong dollars. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Man Sang Holdings, Inc. and its subsidiaries as of March 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with accounting principles generally accepted in the United States of America.



      /s/ DELOITTE TOUCHE TOHMATSU


      DELOITTE TOUCHE TOHMATSU
      Hong Kong




      May 16, 1997

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands except share data)


                                                                  Year ended March 31,
                                                   1997            1997          1996           1995
                                                ----------     ----------     ----------     ----------
                                                    US$             HK$           HK$            HK$
Net sales ..................................        32,114        248,240        206,924        158,754
Cost of sales ..............................        19,634        151,773        136,879        116,606
                                                ----------     ----------     ----------     ----------
Gross profit ...............................        12,480         96,467         70,045         42,148
Rental income, gross .......................           723          5,591          3,785          3,699
                                                ----------     ----------     ----------     ----------
                                                    13,203        102,058         73,830         45,847
Selling, general and administrative expenses
  Pearls ...................................        (6,759)       (52,247)       (33,577)       (19,691)
  Real estate investment ...................          (428)        (3,312)        (2,259)        (2,060)
                                                ----------     ----------     ----------     ----------
Operating income ...........................         6,016         46,499         37,994         24,096
Interest expense ...........................          (818)        (6,320)        (5,651)        (3,085)
Interest income ............................            96            744            434            270
Other income ...............................           109            844            240             --
                                                ----------     ----------     ----------     ----------
Income before income taxes .................         5,403         41,767         33,017         21,281
Provision for income taxes (note 3) ........           146          1,132          1,434          1,463
                                                ----------     ----------     ----------     ----------
Net income .................................         5,257         40,635         31,583         19,818
                                                ==========     ==========     ==========     ==========
Earnings per share of common stock .........    $     1.40     $    10.79     $    11.23     $     7.21
                                                ==========     ==========     ==========     ==========
Weighted average number of shares of
  common stock outstanding .................     3,766,454      3,766,454      2,812,500      2,750,000
                                                ==========     ==========     ==========     ==========

          See accompanying notes to consolidated financial statements.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                     ASSETS

                                                               March 31,
                                                     ----------------------------
                                                      1997       1997       1996
                                                     ------    -------    -------
                                                       US$        HK$        HK$
Current assets:
  Cash and cash equivalents .....................     2,190     16,928      9,602
  Accounts receivable, net of allowance
    for doubtful accounts of HK$1,000 in 1997 and
    HK$567 in 1996 ..............................     6,146     47,505     33,809
  Advances to related parties (note 11) .........        --         --         50
  Inventories (note 4) ..........................    18,055    139,563     85,941
  Prepaid expenses ..............................       175      1,357      1,194
  Other current assets ..........................       491      3,795      6,749
  Income taxes receivable .......................        56        437         --
                                                     ------    -------    -------
    Total current assets ........................    27,113    209,585    137,345

Property, plant and equipment, net
  (note 5) ......................................     4,251     32,862      9,697
Real estate investment, net (note 6) ............     3,367     26,028     26,199
                                                     ------    -------    -------
Total assets ....................................    34,731    268,475    173,241
                                                     ======    =======    =======


                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS - continued
                    (Dollars in thousands except share data)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                         March 31,
                                                               ----------------------------
                                                                1997       1997       1996
                                                               ------    -------    -------
                                                                 US$        HK$        HK$
Current liabilities:
  Short-term borrowings (note 7) ..........................     6,675     51,596     56,625
  Current portion of long-term debt (note 8) ..............       194      1,498        363
  Accounts payable ........................................     3,089     23,882     22,429
  Advances from related parties (note 11) .................        --         --      2,815
  Accrued payroll and employee benefits ...................     1,013      7,832      1,248
  Other accrued liabilities ...............................     1,213      9,375     10,130
  Income taxes payable ....................................        51        395         21
                                                               ------    -------    -------
    Total current liabilities .............................    12,235     94,578     93,631
                                                               ------    -------    -------
Long-term debt (note 8) ...................................     1,100      8,502        178
                                                               ------    -------    -------
Stockholders' equity:
  Common stock of par value US$0.001
    - authorized 25,000,000 shares in 1997 and
        100,000,000 shares in 1996; issued and outstanding,
        4,304,862 shares in 1997 and 12,000,000 shares
        in 1996 (note 10) .................................         4         33         93
  Series A preferred stock US$0.001 par value
    - authorized, issued and outstanding 100,000
        shares in 1997 and 1996 (entitled in liquidation
        to US$2,500 (HK$19,325)) ..........................        --          1          1
  Series B convertible preferred stock US$0.001
    par value
      - authorized 100,000 shares; 6,760 shares issued and
          converted into 5,219,448 shares of common stock
          and no shares outstanding in 1997 and unissued in
          1996 (note 10) ..................................        --         --         --
  Additional paid-in capital ..............................     5,958     46,059      1,907
  Retained earnings .......................................    15,245    117,840     77,205
  Cumulative translation adjustments ......................       189      1,462        226
                                                               ------    -------    -------
Total stockholder's equity ................................    21,396    165,395     79,432
                                                               ------    -------    -------
Total liabilities and stockholders' equity ................    34,731    268,475    173,241
                                                               ======    =======    =======


          See accompanying notes to consolidated financial statements.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (Dollars in thousands except share data)



                                                                                      Series A
                                               Common stock                       preferred stock
                                        ---------------------------          -------------------------
                                           Shares            Amount           Shares            Amount
                                        -----------          ------          --------          -------
                                                               HK$                                HK$
Balance at March 31, 1994 ....               10,000             77                 --               --
Translation adjustment .......                   --             --                 --               --
Net income ...................                   --             --                 --               --
                                        -----------           ----           --------          -------
Balance at March 31, 1995 ....               10,000             77                 --               --
Share exchange (note 1) ......              (10,000)            --                 --               --

Reverse split (note 1) .......            1,000,000             --                 --               --

Issuance of common stock
  of US$0.001 par value and
  Series A preferred stock
  (note 1) ...................           11,000,000             16            100,000                1
Translation adjustment .......                   --             --                 --               --
Net income ...................                   --             --                 --               --
                                        -----------           ----           --------          -------
Balance at March 31, 1996 ....           12,000,000             93            100,000                1
Issuance of Series B preferred
  stock of US$0.001 par
  value ......................                   --             --                 --               --
Conversion of Series B
  preferred stock to common
  stock ......................            5,219,448             40                 --               --
Reverse split (note 10) ......          (12,914,586)          (100)                --               --
Translation adjustment .......                   --             --                 --               --
Net income ...................                   --             --                 --               --
                                        -----------           ----           --------          -------
Balance at March 31, 1997 ....            4,304,862             33            100,000                1
                                        -----------           ----           --------          -------
                                                              US$4                                  --
                                                              ====                             =======

                                                 Series B                                                                  Total
                                             preferred stock              Additional                      Cumulative       stock-
                                        -------------------------           paid-in           Retained    translation     holders'
                                         Shares            Amount           capital           earnings    adjustments      equity
                                        -------           -------         ----------         ---------    -----------    ---------
                                                             HK$               HK$               HK$           HK$           HK$
Balance at March 31, 1994 ....               --                --             1,924             25,804       (1,907)        25,898
Translation adjustment .......               --                --                --                 --        1,624          1,624
Net income ...................               --                --                --             19,818           --         19,818
                                        -------           -------          --------          ---------      -------      ---------
Balance at March 31, 1995 ....               --                --             1,924             45,622         (283)        47,340
Share exchange (note 1) ......               --                --                --                 --           --             --

Reverse split (note 1) .......               --                --                --                 --           --             --

Issuance of common stock
  of US$0.001 par value and
  Series A preferred stock
  (note 1) ...................               --                --               (17)                --           --             --
Translation adjustment .......               --                --                --                 --          509            509
Net income ...................               --                --                --             31,583           --         31,583
                                        -------           -------          --------          ---------      -------      ---------
Balance at March 31, 1996 ....               --                --             1,907             77,205          226         79,432
Issuance of Series B preferred
  stock of US$0.001 par
  value ......................            6,760                --            44,092                 --           --         44,092
Conversion of Series B
  preferred stock to common
  stock ......................           (6,760)               --               (40)                --           --             --
Reverse split (note 10) ......               --                --               100                 --           --             --
Translation adjustment .......               --                --                --                 --        1,236          1,236
Net income ...................               --                --                --             40,635           --         40,635
                                        -------           -------          --------          ---------      -------      ---------
Balance at March 31, 1997 ....               --                --            46,059            117,840        1,462        165,395
                                        -------           -------          --------          ---------      -------      ---------
                                                               --          US$5,958          US$15,245       US$189      US$21,396
                                                          =======          ========          =========      =======      =========

          See accompanying notes to consolidated financial statements.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                               Year ended March 31,
                                                  ---------------------------------------------
                                                    1997        1997         1996         1995
                                                  -------     --------     --------     -------
                                                     US$         HK$          HK$          HK$
Cash flow from operating activities
Net income ...................................      5,257       40,635       31,583      19,818
Adjustments to reconcile net income to net
  cash used in operating activities:
  Bad debt provision .........................        129        1,000          575         261
  Depreciation and amortization ..............        402        3,110        3,247       2,746
  Loss on sale of property, plant and
    equipment ................................         58          450           54          --
  Changes in operating assets and liabilities:
    Accounts receivable ......................     (1,901)     (14,694)      (5,956)    (10,324)
    Inventories ..............................     (6,861)     (53,039)      (5,495)    (35,393)
    Prepaid expenses .........................        (21)        (163)        (898)         35
    Other current assets .....................        381        2,943       (4,428)     (1,099)
    Income taxes receivable ..................        (56)        (437)         583        (583)
    Accounts payable .........................        157        1,212      (29,082)      9,370
    Accrued payroll and employee benefits ....        851        6,580          531         304
    Other accrued liabilities ................       (105)        (814)       4,627       2,777
    Income taxes payable .....................         48          374         (250)     (4,259)
                                                  -------     --------     --------     -------
Net cash used in operating activities ........     (1,661)     (12,843)      (4,909)    (16,347)
                                                  -------     --------     --------     -------
Cash flow from investing activities
Purchase of property, plant and equipment ....     (3,367)     (26,030)      (1,381)     (7,354)
Expenditure on real estate investment ........         --           --          (83)       (221)
Proceeds from sale of property, plant
  and equipment ..............................         --           --          234          --
                                                  -------     --------     --------     -------
Net cash used in investing activities ........     (3,367)     (26,030)      (1,230)     (7,575)
                                                  -------     --------     --------     -------
Cash flow from financing activities
Increase in long-term debt ...................      1,332       10,300           --          --
Repayment of long-term debt ..................       (109)        (841)        (529)       (482)
Increase in short-term borrowings ............     19,473      150,530      109,166      29,688
Repayment of short-term borrowings ...........    (20,010)    (154,681)     (97,006)    (11,768)
Increase in bank overdrafts ..................     54,652      422,459      269,323      15,537
Repayment of bank overdrafts .................    (54,779)    (423,442)    (270,246)    (12,950)
Advances from related parties ................         18          139       31,058          --
Repayments to related parties ................       (376)      (2,904)     (31,176)     (1,996)
Net proceed from issuance of convertible
  preferred stock ............................      5,704       44,092           --          --
                                                  -------     --------     --------     -------
Net cash provided by financing activities ....      5,905       45,652       10,590      18,029
                                                  -------     --------     --------     -------

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                             (Dollars in thousands)

                                                              Year ended March 31,
                                                       ----------------------------------
                                                        1997     1997      1996     1995
                                                       -----    ------    -----    ------
                                                         US$      HK$       HK$      HK$
Net increase (decrease) in cash and cash
  equivalents .....................................      877     6,779    4,451    (5,893)

Cash and cash equivalents at beginning
  of period .......................................    1,242     9,602    4,783     9,045

Exchange adjustments ..............................       71       547      368     1,631
                                                       -----    ------    -----    ------
Cash and cash equivalents at end of period ........    2,190    16,928    9,602     4,783
                                                       =====    ======    =====    ======
Supplementary disclosures of cash flow information:

Cash paid during the year for:
  Interest and finance charges ....................      877     6,780    5,651     3,703
                                                       =====    ======    =====    ======
  Income taxes ....................................      154     1,195    1,098     6,305
                                                       =====    ======    =====    ======

          See accompanying notes to consolidated financial statements.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands except share data)


1.    ORGANIZATION AND BASIS OF FINANCIAL STATEMENTS

      Man Sang Holdings, Inc. (the "Company") was incorporated in the State of Nevada, the United States of America on November 14, 1986. On January 8, 1996, the outstanding shares of common stock of the Company of 14,080,650 shares were reduced to 1,000,000 shares by a reverse split on a 14.08065 for 1 basis. On the same date, the Company undertook a reorganization (the "Reorganization") pursuant to which 11,000,000 shares of common stock and 100,000 shares of Series A preferred stock were issued in exchange for the entire outstanding 10,000 ordinary shares of Man Sang International (B.V.I.) Limited, a British Virgin Islands corporation.

      The exchange of shares has been accounted for as reverse acquisition and the Company, as the continuing legal entity, is assumed to be the acquiree. The accompanying financial statements include the consolidated results of operations and financial position of Man Sang Holdings, Inc. and its subsidiaries for all periods presented. Prior to the Reorganization the financial information is represented by Man Sang International (B.V.I.) Limited and its subsidiaries.

      The principal activities of the Company comprise the processing and sale of fresh water and cultured pearls. The selling and administrative activities are performed in Hong Kong and the processing activities are conducted by subsidiaries operating in the People's Republic of China ("China"). The Company also derives rental income from real estate located at its pearl processing facility in China and from an office in Hong Kong.

      The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which differ from those used in the statutory accounts of its subsidiaries. The principal adjustments made by the Company to conform the statutory accounts of the subsidiaries to U.S. GAAP relate to the amortization of property held for real estate investment, which is not amortized for local statutory reporting. At March 31, 1997, there was no material difference between the retained earnings computed under US GAAP and the retained earnings available for distribution prepared in accordance with the accounting principles used in the preparation of the statutory accounts of the subsidiaries.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of consolidation - The consolidated financial statements include the assets, liabilities, revenues and expenses of all its subsidiaries. All material intra-group transactions and balances have been eliminated.

      Cash and cash equivalents - Cash and cash equivalents include cash on hand, demand deposits, interest bearing savings accounts, and time certificates of deposit with an original maturity of three months or less.

      Inventories - Inventories are stated at the lower of cost determined by the weighted average method, or market. Finished goods inventories consist of raw materials, direct labour and overhead associated with the processing of pearls.

      Property, plant and equipment - Property, plant and equipment is stated at cost. Depreciation and amortization are provided on the straight-line method based on the estimated useful lives of the assets detailed as follows:

      Leasehold land and buildings                    50 years, or less if the lease period
                                                        is shorter
      Plant and machinery                             4 years
      Furniture and equipment                         4 years
      Motor vehicles                                  4 years

      Construction in progress is stated at cost which comprises land cost and the related construction costs. Borrowing costs incurred in connection with the construction of the property are capitalized until the construction of the property is completed. Interest capitalized was nil in 1997 and 1996, and HK$617 in 1995. No depreciation is provided until the construction is completed.

      Real estate investment - Leasehold land and buildings held for investment is stated at cost. Cost includes the cost of the purchase of the land and construction costs, including finance costs incurred during the construction period. Depreciation of land and buildings is computed using the straight-line method over the term of the lease involved up to a maximum of 50 years.

      Revenue recognition - The Company recognizes revenue at the time products are shipped to customers. Property rental is recognized on a straight-line basis over the term of the lease, and is stated at the gross amount.

      Income taxes - Deferred income taxes are provided at enacted statutory rates for temporary differences resulting from differences between the book and tax bases of assets and liabilities. During the periods presented there were no significant temporary differences. The Company does not provide United States federal income taxes on undistributed earnings of foreign subsidiaries as such earnings are intended to be permanently reinvested in those operations.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

      Foreign currency translation - Assets and liabilities of foreign subsidiaries are translated at year end exchange rates, while revenues and expenses are translated at average exchange rates during the year. Adjustments arising from translating foreign currency financial statements are reported as a separate component of stockholders' equity. Gains or losses from foreign currency transactions are included in income. Aggregate net foreign currency gains or losses were immaterial for all periods.

      Earnings per share - Earnings per share is calculated on the basis of 2,750,000 shares of common stock issued in the reverse acquisition for 1995, 2,812,500 weighted average number of common stock in issue in 1996 and 3,766,454 weighted average number of common stock in issue in 1997.

      Earnings per common share data has been retroactively restated to give effect to the 1-for-4 reverse split in 1997.

      Employee benefits - The Company does not provide for any retirement or postretirement benefits as such benefits, if any, are not significant.

      Translation into United States Dollars - The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of Hong Kong dollar amounts into US dollars are for convenience only and have been made at the rate of HK$7.73 to US$1, the approximate free rate of exchange at March 31, 1997. Such translations should not be construed as representations that the Hong Kong dollar amounts could be converted into US dollars, at that rate or any other rate.

      Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Reclassifications - Certain reclassifications have been made to prior period amounts to conform with the current year presentation.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)


3.    INCOME TAXES

      Income is subject to taxation in the various countries in which the Company and its subsidiaries operate.

      The components of income before income taxes are as follows:

                                                            Year ended March 31,
                                                       1997         1996       1995
                                                     -------     -------     -------
                                                        HK$          HK$        HK$

      Hong Kong....................................   (1,333)      2,870       8,755
      China........................................   48,694      30,147      12,526
      Corporate expenses, net......................   (5,594)         --          --
                                                     -------     -------     -------
                                                      41,767      33,017      21,281
                                                     =======     =======     =======

      As a consequence of the Reorganization on January 8, 1996, certain activities conducted by the Company's subsidiaries may result in current income recognition, for U.S. tax purposes, by the Company even though no actual distribution is received by the Company from the subsidiaries. However, such income, when distributed, would generally be considered previously taxed income to the Company and thus would not be subject to U.S. federal income tax again.

      Hong Kong companies are subject to Hong Kong taxation on their activities conducted in Hong Kong. Under the current Hong Kong laws, dividends and capital gains arising from the realization of investments are not subject to income taxes and no withholding tax is imposed on payments of dividends by the Hong Kong incorporated subsidiaries to the Company.

      The Company has three subsidiaries which are incorporated in China and operate in the special economic zone of Shenzhen. These companies are subject to Chinese income taxes at the applicable tax rate (currently 15%) on taxable income based on income tax laws applicable to foreign enterprises. Pursuant to the same income tax laws, the subsidiaries are fully exempt from Chinese income tax on their manufacturing operations for two years starting from the first profit-making year, followed by a 50% exemption for the next three years. Two subsidiaries have applied for the full exemption and the other subsidiary will apply for exemption during 1997. The exemptions applicable to these companies will expire in 1999, 2000 and 2002, respectively. These exemptions do not apply to rental income.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)


3.    INCOME TAXES - continued

      The provision for income taxes consists of the following:

                                                           Year ended March 31,
                                                       1997        1996        1995
                                                     -------     -------     -------
                                                        HK$          HK$        HK$
      United States................................      444         195          --
      Foreign subsidiaries operating in:
        Hong Kong..................................      529       1,197       1,223
        China......................................      159          42         240
                                                     -------     -------     -------
                                                       1,132       1,434       1,463
                                                     =======     =======     =======

      Had the tax holidays and concessions detailed above not been available, the tax charge would have been increased by HK$9,354 in 1997, HK$5,412 in 1996 and HK$2,398 in 1995.

      A reconciliation between the provision for income taxes computed by applying the United States statutory tax rate to income before taxes and the actual provision for income taxes is as follows:

                                                                      Year ended March 31,
                                                                 1997         1996        1995
                                                               -------      -------      ------
                                                                  HK$          HK$         HK$
      Applicable U.S. federal tax rate ....................         34%          34%         34%
                                                               -------      -------      ------
      Provision of income taxes at the applicable
        U.S. federal tax rate on income for the year ......     14,201       11,226       7,236
      International rate difference .......................       (469)      (1,225)       (278)
      Overprovision in prior years ........................       (117)          --          --
      Tax attributable to income not subject to taxation ..    (12,483)      (8,567)     (5,516)
      Other ...............................................         --           --          21
                                                               -------      -------      ------
      Income tax provision ................................      1,132        1,434       1,463
                                                               =======      =======      ======

      U.S. deferred tax liabilities have not been provided on approximately HK$159,000 in undistributed earnings of foreign subsidiaries because the Company intends to reinvest those earnings permanently. If such earnings were paid as dividends to the Company in a single distribution, the estimated U.S. income tax, net of foreign tax credits, if allowable, would be approximately HK$47,000.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)


4.    INVENTORIES

      Inventories by major categories are summarized as follows:

                                                                       March 31,
                                                                   1997        1996
                                                                 -------     -------
                                                                     HK$        HK$
      Raw materials.........................................      12,432      13,615
      Work in progress......................................      39,531       8,080
      Finished goods........................................      87,600      64,246
                                                                 -------     -------
                                                                 139,563      85,941
                                                                 =======     =======

5.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:

                                                                      March 31,
                                                                   1997       1996
                                                                    HK$        HK$
                                                                 -------     -------
      Leasehold land and buildings..........................      31,222      10,076
      Plant and machinery ..................................       2,630       2,665
      Furniture and equipment...............................       3,913       2,635
      Motor vehicles........................................       3,321       2,487
      Less: accumulated depreciation........................      (8,224)     (8,166)
                                                                 -------     -------
      Net book value........................................      32,862       9,697
                                                                 =======     =======

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)


5.    PROPERTY, PLANT AND EQUIPMENT - continued

      Included in property, plant and equipment are assets acquired under capital leases with the following net book values:

                                                                       March 31,
                                                                   1997        1996
                                                                 -------     -------
                                                                    HK$        HK$
      At cost:
      Furniture and equipment...............................          --          17
      Motor vehicles........................................         360       1,142
                                                                 -------     -------
                                                                     360       1,159
      Less: accumulated depreciation........................          45       1,151
                                                                 -------     -------
                                                                     315           8
                                                                 =======     =======

      Amortization of capital lease assets, which is included in depreciation expense in the accompanying consolidated statements of income, was HK$49 in 1997, HK$289 in 1996 and HK$290 in 1995.


6.    REAL ESTATE INVESTMENT

                                                                       March 31,
                                                                   1997        1996
                                                                 -------     -------
                                                                    HK$         HK$
      At cost:
      Leasehold land and buildings..........................      28,009      27,571
      Less: accumulated depreciation........................      (1,981)     (1,372)
                                                                 -------     -------
                                                                  26,028      26,199
                                                                 =======     =======

      Leasehold land and buildings principally represent the Company's interest in an industrial complex known as Man Sang Industrial City located in Gong Ming Zhen, Shenzhen, the People's Republic of China. Part of the industrial complex is used by the Company and is included in property, plant and equipment. The remaining leasehold land and buildings are classified as real estate investment and leased to unaffiliated third parties under cancellable operating lease agreements. Rental income relating to such cancellable operating leases is included in gross rental income in the statements of income and amounted to HK$5,591 in 1997, HK$3,785 in 1996 and HK$3,699 in 1995.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)


7.    SHORT-TERM BORROWINGS

      Short-term borrowings comprise:

                                                                       March 31,
                                                                   1997        1996
                                                                 -------     -------
                                                                    HK$         HK$
      Bank borrowings:
        Import bank loans...................................      22,284      16,510
        Bank overdrafts.....................................      13,632      14,615
        Other bank loans....................................      15,680      22,800
                                                                 -------     -------
        Total bank borrowings...............................      51,596      53,925
      Other borrowings......................................        -          2,700
                                                                 -------     -------
                                                                  51,596      56,625
                                                                 =======     =======
      Weighted average interest rate on
        borrowings at end of period.........................        9.3%       12.2%
                                                                 =======     =======
      At end of period:

      Bank credit facilities................................     101,145      57,400
      Utilized .............................................      51,596      53,925
                                                                 -------     -------
      Bank credit facilities available......................      49,549       3,475
                                                                 =======     =======

      Interest rates are generally based on the banks' prime lending rates and the credit lines are normally subject to annual review. There are no significant covenants or other financial restrictions relating to the Company's short-term borrowings.

      At March 31, 1997, leasehold land and buildings with a net book value of HK$21,110, real estate investments with a net book value of HK$12,090 and cash of HK$9,060 were pledged as collateral for the above facilities and bank loan described in note 8. There is no restriction on the use of the assets pledged for such facilities and bank loans. All bank credit facilities have been guaranteed, at no cost, by related parties, as described in note 11. These guarantees continue until released by the banks or on repayment of the amounts drawn under the facilities.

      Other borrowings were from unrelated individuals. These borrowings which were unsecured were repaid during the year ended March 31, 1997, at March 31, 1996 the weighted average interest rate on these borrowings was 17.3% per annum.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)


8.    LONG-TERM DEBT

                                                                      March 31,
                                                                    1997    1996
                                                                   ------   ----
                                                                     HK$     HK$
      Long-term debt consists of:

      Bank loan bearing interest at Hong Kong Prime rate
        (8.75% at March 31, 1997) plus 1.25%, repayable by
        monthly instalments of HK$22 through November 1997 ....       154    392
      Bank loan bearing interest at Hong Kong Inter Bank Offer
        Rate (5.75% at March 31, 1997) plus 2.5%, repayable by
        monthly instalments of HK$104 through November 2004  ..     9,583     --
      Capital lease obligations bearing interest at 7% to 14.5%
        per annum .............................................       263    149
                                                                   ------    ---
      Total ...................................................    10,000    541
      Current portion of long-term debt .......................     1,498    363
                                                                   ------    ---
      Long-term debt, less current portion ....................     8,502    178
                                                                   ======    ===

      Maturities of long-term debt as of March 31, 1997 are as follows:

                                                                                HK$
      Year ending March 31,
      1998................................................................     1,498
      1999................................................................     1,354
      2000................................................................     1,315
      2001................................................................     1,250
      2002................................................................     1,250
      After 2002..........................................................     3,333
                                                                             -------
                                                                              10,000
                                                                             =======

      There are no significant covenants or financial restrictions relating to the Company's long-term debt.

      Details of assets pledged by the Company and guarantees given by related parties as collateral for the above bank loans are described in note 7.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)


9.    COMMITMENTS AND CONTINGENCIES

      The Company leases premises under various operating leases which do not contain any escalation clause and one of the leases contains a renewal option. Rental expense under operating leases was HK$3,413 in 1997, HK$2,739 in 1996 and HK$2,344 in 1995.

      As at March 31, 1997, the Company and its subsidiaries were obligated under capital leases and non-cancellable operating leases requiring minimum rentals as follows:

                                                                  Capital    Operating
                                                                  leases      leases
                                                                    HK$         HK$
      Year ending March 31,
        1998...................................................      120       4,191
        1999...................................................      120       4,001
        2000...................................................       70       1,000
                                                                 -------     -------
      Total minimum lease payments.............................      310       9,192
                                                                             =======
      Less: amount representing interest.......................       47
                                                                 -------
      Present value of minimum lease payments..................      263
                                                                 =======

10.   CAPITAL STOCK

      The Company's capital stock consists of common stock and Series A preferred stock and Series B convertible preferred stock.

      Pursuant to a resolution of the Board of Directors on October 2, 1996 which authorized a one-for-four reverse split on common stock effective October 10, 1996, the number of authorized shares of common stock was decreased to 25,000,000 shares and the outstanding shares of common stock were decreased to 4,304,862. The par value of each share of common stock remained at $0.001 per share.

      The voting rights of the holders of common stock are subject to the rights of the outstanding Series A preferred shares which, as a class, is entitled to one-third voting control of the Company. Accordingly, the holders of common stock and Series A preferred shares hold, in the aggregate, more than fifty percent (50%) of the total voting rights and they can elect all of the directors of the Company.

      Holders of the 100,000 issued and outstanding shares of Series A preferred stock (the "Series A preferred shares") are entitled, as a class, to one-third voting control of the Company in all matters voted on by stockholders and a liquidation preference of US$25 per share. Except for the foregoing, the holders of the Series A preferred shares have no preferences or rights in excess of those generally available to the holders of common stock. The holders of Series A preferred shares are entitled to participate in any dividends paid ratably with the holders of common stock.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)


10.   CAPITAL STOCK - continued

      The directors have authorized a series of preferred stock designated as Series B convertible preferred stock (the "Series B preferred shares"). A total of 100,000 Series B preferred shares were authorized. Except to the extent declared by the directors from time to time, if ever, no dividends are payable with respect to the Series B preferred shares. Additionally, the Series B preferred shares have no voting rights except that the approval of holders of a majority of such shares is required to (1) authorize, create or issue any shares of any class or series ranking senior to the Series B preferred shares as to liquidation preference, (2) amend, alter or repeal, by any means, the Company's certificate of incorporation if the powers, preferences, or special rights of the Series B preferred shares would be adversely affected, or (3) become subject to any restriction on the Series B preferred shares, other than restrictions arising solely under Nevada law or existing under the certificate of incorporation as in effect on December 31, 1995.

      The Series B preferred shares are convertible into common stock commencing on or after 45 days following the sale of such shares. Each Series B preferred shares is convertible into the number of shares of common stock determined by dividing US$1 by an amount equal to the lesser of (1) the market price of the common stock on the closing date of the sale of such shares or (2) 70% of the average closing bid price of the common stock for the five trading days preceding the conversion. The right of the holders of Series B preferred shares to convert such shares into common stock shall expire on December 31, 1997.

      The Series B preferred shares have a liquidation preference of US$1,000 per share and are subject, at the election of the Company, to redemption or conversion at such price after December 31, 1997.

      During the year, the Company sold 6,760 shares of Series B preferred stock pursuant to an offering for sale to certain non-residents of the United States under Regulation S of the Securities Act of 1933, representing gross proceeds of US$6,760 (approximately HK$52,255). All of the shares of Series B preferred stock were subsequently converted into 5,219,448 shares of common stock before the reverse split was effective on October 10, 1996. At March 31, 1997, no shares of Series B preferred stock were outstanding.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)


11.   RELATED PARTY TRANSACTIONS

      (a) During the year ended March 31, 1996, the Company advanced amounts to, and borrowed amounts from, directors Mr. T.P. Cheng and Mr. C.H. Cheng, who were also the beneficial controlling stockholders of the Company, and companies in which Mr. C.H. Cheng is a stockholder. All balances were made on an interest-free basis. The following table summarizes the balances between the Company, the directors and companies owned by the directors:

                                                                       March 31,
                                                                   1997        1996
                                                                 -------     -------
                                                                    HK$         HK$
            Advances to affiliated companies................          --          50
                                                                 =======     =======
            Advances from:
              Mr. C.H. Cheng................................          --       2,666
              Affiliated companies..........................          --         149
                                                                 -------     -------
            Total advances from related parties.............          --       2,815
                                                                 =======     =======

            All balances were fully settled on May 30, 1996.

      (b) The Company's credit facilities with banks have been guaranteed by the directors who have issued unlimited joint and several guarantees to secure all the bank facilities set out in note 7. No charges have been made in respect of these guarantees.

      (c) During the periods presented, a leasehold property was provided free of charge to Mr. C.H. Cheng for his residential use.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)


12.   STOCK OPTION PLAN

      In October of 1996, the Company approved the establishment of the 1996 Stock Option Plan (the Plan), under which stock options awards may be made to employees, directors and consultants of the Company. The Plan will be administered by a Compensation Committee to be appointed by the directors with the advice and recommendations of senior management and will be comprised solely of non-employee directors of the Company. The Plan will remain effective until October 2006 unless terminated earlier by the Board of Directors.

      The maximum number of shares of common stock which may be issued or delivered and as to which awards may be granted under the Plan will be 1,000,000 shares, as adjusted by the antidilution provisions contained in the Plan. The exercise price for a stock option must be at least equal to 100% (110% with respect to incentive stock options granted to persons holding ten percent or more of the outstanding common stock) of the fair market value of the common stock on the date of grant of such stock option for incentive stock options, which are available only to employees of the Company, and 85% of the fair market value of the common stock on the date of grant of such stock option for other stock options.

      The duration of each option will be determined by the Compensation Committee, but no option will be exercisable more than ten years from the date of grant (or, with respect to incentive stock options granted to persons holding ten percent or more of the outstanding common stock not more than five years from the date of grant). Unless otherwise determined by the Compensation Committee and provided in the applicable option agreement, options will be exercisable within three months of any termination of employment, including termination due to disability, death or normal retirement (but no later than the expiration date of the option).

      No options have been granted under the Plan.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)


13.   CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

      A substantial percentage of the Company's sales is made to a small number of customers and is typically on an open account basis. In the year ended March 31, 1996, the Company had sales of pearls representing 11.4% of net sales to KJM Company Limited. In no other period did sales to any one customer account for 10% or more of total sales.

      Details of the amounts receivable from the five customers with the largest receivable balances at March 31, 1997 and 1996 are as follows:

                                                                   Percentage of
                                                                accounts receivable
                                                                     March 31,
                                                                 1997          1996
                                                                -----         -----
      Five largest receivable balances.....................     48.15%        63.32%

      The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

      Bad debt provisions were HK$1,000 in 1997, HK$575 in 1996 and HK$261 in 1995. The deductions from the allowance for doubtful accounts which represented write-offs of bad debts were HK$567 in 1997, HK$64 in 1996 and HK$205 in 1995.


14.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No.107, "Disclosures About Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

      The carrying amounts of cash, accounts receivable, accounts payable, short-term borrowings and long-term debt are reasonable estimates of their fair value. The interest rates on the Company's short-term borrowings and long-term debt approximate those which would have been available at March 31, 1997 for debt of the same remaining maturities.

      All the financial instruments are for trade purposes.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)


15.   SEGMENT INFORMATION

      Contributions of the major activities, profitability information and asset information are summarized below:

                                                           Year ended March 31,
                                                       1997        1996        1995
                                                     -------     -------     -------
                                                        HK$         HK$         HK$
      Net revenues
        Pearls.....................................  248,240     206,924     158,754
        Real estate investment.....................    5,591       3,785       3,699
                                                     -------     -------     -------
                                                     253,831     210,709     162,453
                                                     =======     =======     =======
      Operating income
        Pearls.....................................   44,220      36,468      22,457
        Real estate investment.....................    2,279       1,526       1,639
                                                     -------     -------     -------
                                                      46,499      37,994      24,096
                                                     =======     =======     =======
      Identifiable assets
        Pearls.....................................  215,864     143,161     126,029
        Real estate investment.....................   26,276      26,915      27,710
        Corporate assets...........................   26,335       3,165       2,987
                                                     -------     -------     -------
                                                     268,475     173,241     156,726
                                                     =======     =======     =======
      Depreciation and amortization
        Pearls.....................................    1,725       1,962       1,507
        Real estate investment.....................    1,196       1,227       1,181
        Corporate assets...........................      189          58          58
                                                     -------     -------     -------
                                                       3,110       3,247       2,746
                                                     =======     =======     =======
      Capital expenditure
        Pearls.....................................    7,373       1,381       2,716
        Real estate investment.....................     -             83       4,572
        Corporate assets...........................   18,657        -            287
                                                     -------     -------     -------
                                                      26,030       1,464       7,575
                                                     =======     =======     =======

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)


15.   SEGMENT INFORMATION - continued

      All of the Company's sales of pearls are coordinated through the Hong Kong subsidiaries and an analysis by destination is as follows:

                                                           Year ended March 31,
                                                       1997        1996        1995
                                                     -------     -------     -------
                                                        HK$         HK$         HK$
      Net sales:
        Hong Kong..................................   59,232      47,507      33,721

      Export:
        Asian countries excluding Hong Kong........   62,164      61,831      41,746
        North America..............................   39,556      23,448      24,254
        Europe.....................................   74,964      60,035      46,047
        Others.....................................   12,324      14,103      12,986
                                                     -------     -------     -------
                                                     248,240     206,924     158,754
                                                     =======     =======     =======

      The Company operates in only one geographic area. The location of the Company's identifiable assets is as follows:

                                                                 March 31,
                                                       1997        1996       1995
                                                     -------     -------    --------
                                                        HK$         HK$        HK$
      China........................................   91,798      71,135      71,923
      Hong Kong....................................  176,677     102,106      84,803
                                                     -------     -------     -------
                                                     268,475     173,241     156,726
                                                     =======     =======     =======

16.   SUBSEQUENT EVENT

      In May 1997, the Company sold a leasehold property at a consideration of HK$11,000 resulting in a gain on sale of HK$8,416.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Following the Exchange, on March 21, 1996, the Company's Board of Directors selected Deloitte Touche Tohmatsu to serve as its new independent accountants and dismissed Mantyla, McReynolds & Associates, Certified Public Accountants, of Salt Lake City, Utah which previously served as the independent accountants for the Company.

Mantyla, McReynolds & Associates' report on the financial statements of the Company for the fiscal year ended December 31, 1995 and through March 21, 1996 contains no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with its audits for fiscal 1995 and through March 21, 1996, there were no disagreements with Mantyla, McReynolds & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Mantyla, McReynolds & Associates would have caused them to make reference thereto in its reports on the financial statements for such periods.

Prior to the Exchange, Deloitte Touche Tohmatsu served as the principal accounting firm for Man Sang International (B.V.I.) Limited with respect to the financial statements of such company for fiscal 1995 and through March 21, 1996.

The information described above regarding the Company's decision to dismiss Mantyla, McReynolds & Associates as its independent accountants and select Deloitte Touche Tohmatsu as its new independent accountants, along with a letter from Mantyla, McReynolds & Associates stating that it agrees with the above information regarding the Company's change of accountants, was fully disclosed in a Form 8-K filed with the SEC on March 28, 1996.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information as of June 1997 the names and ages of, nature of all positions and offices held by all directors and executive officers of the Company and the period or periods during which each such director or executive officer has served in his or her respective positions.

Name                            Age          Position(s) held                   Term of Office
----                            ---          ----------------                   --------------

CHENG Chung Hing, Ricky         36           President and Chairman
                                             of the Board                       1/96 to present

CHENG Tai Po                    44           Vice Chairman of the
                                             Board                              1/96 to present

SIO Kam Seng, Sam               38           Chief Executive Officer
                                             and Director                       1/96 to present

YAN Sau Man, Amy                34           Vice President and
                                             Director                           1/96 to present

HUNG Kwok Wing, Sonny           33           Vice President and
                                             Director                          11/96 to present

NG Hak Yee, Patrick             35           Chief Financial Officer            4/94 to 3/96
                                                                                      and
                                                                                3/97 to present

TERM OF OFFICE

Each of the directors of the Company serves until his or her successor is duly elected at the next annual meeting of stockholders or until his or her earlier resignation or removal.

BUSINESS EXPERIENCE

Cheng Chung Hing, Ricky, co-founder of the Man Sang Group, has served as Chairman of the Board of Directors and President of the Company since January 8, 1996, and of Man Sang International (B.V.I.) Limited since December 1995. Prior to the Group Reorganization in 1995, he had served as chairman and president of various companies within the Man Sang Group. Mr.

Cheng has over 15 years experience in the pearl business and is responsible for overall planning, strategic formulation and business development of the Company.

Cheng Tai Po, co-founder of the Man Sang Group, has served as Vice Chairman of the Company since January 8, 1996 and of Man Sang International (B.V.I.) Limited since December 1995. Prior to the Group Reorganization in 1995, he had served as vice-chairman of various companies within the Man Sang Group. Mr. Cheng has over 12 years experience in the pearl business and is responsible for purchasing and production of Chinese cultured pearls as well as overall planning, strategic formulation and business development of the Company.

Sio Kam Seng, Sam, has served as Chief Executive Officer and a Director of the Company since January 8, 1996 and of Man Sang International (B.V.I.) Limited since December 1995. Mr. Sio also served as Chief Financial Officer of Man Sang International (B.V.I.) Limited and then the Company from December 1995 to June 1, 1996. Mr. Sio joined the Man Sang Group in 1995 and has been responsible for overall planning, strategic formulation, business development and daily operations. Prior to joining the Man Sang Group, from 1992 to 1995, Mr. Sio served as Assistant General Manager of Sime Insurance Brokers Group, a publicly traded Malaysia based insurance brokerage company. From 1989 to 1992, Mr. Sio served as Area Manager for Hong Kong Bank Insurance Group. Mr. Sio has over 15 years experience in sales, marketing and administrative management and is an associate of the institute of Administrative Management of the United Kingdom.

Yan Sau Man, Amy, has served as Vice President and a Director of the Company since January 8, 1996 and of the Man Sang International (B.V.I.) Limited since December of 1995. Ms. Yan joined the Man Sang Group in 1984 and has been responsible for overall marketing and sales activities of the Company.

Hung Kwok Wing, Sonny, has served as Vice President and a Director of the Company since November 1, 1996. Prior to joining the Company, Mr. Hung was employed as Deputy Manager of Dah Sing Bank from February 1996 to October 1996 and as Branch Manager of the Hong Kong Bank from 1991 to February 1996. Mr. Hung is responsible for formulation and execution of corporate policies and participates in the development and implementation of corporate planning programs. Mr. Hung received his bachelor's degree in Finance and Banking from San Francisco State University and master's degree in Business Administration from the University of Strathclyde, U.K.

Ng Hak Yee, Patrick, has served as Chief Financial Officer of the Company since March 7, 1997. He initially joined the Man Sang Group as Controller in April 1994 and served as Chief Financial Officer of Man Sang International (B.V.I.) Limited from December 1995 to March 1996. From April 1996 to March 1997, Mr. Ng first joined Termbray Industries International (Holdings) Ltd., a listed company in Hong Kong, and served as Group Financial Controller, and then established and managed an independent accounting firm in which he is still a principal, although he is no longer involved in the day-to-day operations of the firm. From April 1993 to March 1994, Mr. Ng was a Financial Controller of Paxar Far East Limited in Hong Kong. Mr. Ng was an auditor at KPMG Peat Marwick, an international accounting firm from 1985 to 1991. He is a certified public accountant, an associate of the Hong Kong Society of Accountants and also an associate of the Chartered Association of Certified Accountants.

FAMILY RELATIONSHIPS

Cheng Chung Hing, Ricky and Cheng Tai Po are brothers. Other than the foregoing, there are no family relationships between the above-named directors and executive officers of the Company.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based solely on a review of the copies of the forms provided to the Company, or written representations that no other filing of forms was required, the Company believes that during the fiscal year ended March 31, 1997, all Section 16(a) filing requirements applicable to such reporting persons were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth information concerning cash and non-cash compensation paid or accrued for services in all capacities to the Company during the three years ended March 31, 1997 of the Company's Chief Executive Officer and each of its other officers whose compensation exceeded $100,000 (the "Named Officers") during fiscal year 1997.

                                                            Annual Compensation
 Name and Principal                                                                       Other Annual
     Position                      Year(1)        Salary                Bonus             Compensation
 -------------------               -------        ------                -----             ------------
                                      $              $                    $                     $

Cheng Chung Hing, Ricky             1997            388,100            323,400            45,650(2)(3)
 Chairman of the Board &            1996            194,049                 --            41,000(2)(3)
 President                          1995             51,726                 --            48,890(2)(3)

Cheng Tai Po                        1997            388,100            323,400                --
 Vice Chairman                      1996            194,049                 --                --
                                    1995             43,967                 --                --

Sio Kam Seng, Sam                   1997            129,366                 --                --
                                    1996             55,727                 --                --
                                    1995                 --                 --                --

Yan Sau Man, Amy                    1997            124,191                 --                --
                                    1996             88,394                 --                --
                                    1995             38,173                 --                --

(1) Information is shown for the March 31 fiscal years of the Company and prior to January 8, 1996, Man Sang International (B.V.I.) Limited, which employed the Named Officers. Each of the Named Officers began serving the Company in his or her capacity as indicated in Item 9 - "Identity of Directors and Officers" on January 8, 1996, the effective date of the Exchange. See Item 1 - "History of the Company". The compensation shown for the Name Officers for the fiscal year ended March 31, 1995 and the period commencing on April 1, 1995 through January 7, 1996 was paid by Man Sang International (B.V.I.) Limited.

(2) Although the officers receive certain perquisites such as Company provided life insurance and medical insurance, the value of such perquisites did not exceed the lesser of $50,000 or 10% of the officer's salary and bonus.

(3) In addition to the amounts referred to in note (1) above, Cheng Chung Hing, Ricky is provided the right to use a leasehold property of the Company at no cost as his personal residence. The estimated fair rental value of such leasehold property was $45,650. The estimated fair rental value is based on the "rateable value" assessed by the Rating and Valuation Department of the Hong Kong Government. According to the Hong Kong Rating Ordinance (Cap. 116), rateable value is an estimate of the annual rental of the relevant premises at a designated valuation reference date. When assessing a rateable value, all factors which would affect rental value, such as age and size of the premises, quality of finishes, location, transport facilities, amenities and open market rents, are considered.

No long-term compensation was paid for any of the principal officers.

EMPLOYMENT AGREEMENTS

The Company has no employment agreements with any of its officers or employees. The salaries of the Company's principal officers have been fixed for the fiscal year ending March 31, 1998 as follows:

Name                                              Salary       Housing Allowance
----                                              -------     ------------------
                                                     $                 $
Cheng Chung Hing, Ricky                           388,100            45,650

Cheng Tai Po                                      388,100                 -

Sio Kam Seng, Sam                                 129,366                 -

Yan Sau Man, Amy                                  129,366                 -

Hung Kwok Wing, Sonny                             129,366                 -

Ng Hak Yee, Patrick                               129,366                 -

A discretionary performance bonus may be awarded to each principal officer by the Board of Directors.

DIRECTOR COMPENSATION

Each non-employee director of the Company is paid a fee of $600 for each Board of Directors meeting or committee meeting attended. The Company also reimburses each director for all expenses of attending such meetings.

No additional compensation of any nature is paid to employee directors.

MAN SANG HOLDINGS, INC. 1996 STOCK OPTION PLAN

Man Sang Holdings, Inc. 1996 Stock Option Plan (the "Plan"), which was approved by the shareholders of the Company on November 15, 1996, provides for the award of incentive stock options ("ISOs") and non-qualified stock options ("NSOs") to key employees of the Company or its subsidiaries and NSOs to certain non-employees of the Company or its subsidiaries.

Administration

The Plan is administered by the compensation committee designated by the Board of Directors of the Company. The compensation committee determines and designates the individuals to whom awards under the Plan should be made and the amount and terms and conditions of the awards. The compensation committee may adopt and amend rules relating to the administration of the Plan, but only the Board of Directors may amend or terminate the Plan. The Plan is administered in accordance with Rule 16b-3 adopted under the Exchange Act.

Eligibility

Awards under the Plan may be made to key employees and directors of the Company and its subsidiaries, and to nonemployee consultants.

Shares Available

Subject to adjustment as provided in the Plan, a maximum of 1,000,000 shares of Common Stock are reserved for issuance thereunder. If an option granted under the Plan expires or is terminated or canceled, the unissued shares subject to such option are again available under the Plan.

Term

The Plan will continue in effect for a term of ten years from the date on which the Plan is adopted by the Board.

Stock Option Grants

The compensation committee may grant ISOs and NSOs under the Plan. As of June 1, 1997 no ISO or NSO has been granted under the Plan. With respect to each option grant, the compensation committee determines the number of shares subject to the option, the option price, the period of the option, the time or times at which the option may be exercised and the other terms and conditions of the option.

Change in Capital Structure

The Plan provides that if the outstanding shares of Common Stock or other securities of the Company, or both, for which the option is then exercisable are changed or exchanged by declaration of a stock dividend, stock split, combination of shares or recapitalization, the number and kind of shares of Common Stock or other securities which are subject to this Plan or subject to any outstanding options, and the exercise prices, will be adjusted so as to maintain the proportionate number of shares or other securities without changing the aggregate exercise price. In the event of a merger or consolidation where the Company is not a surviving corporation, sale of all of Company's assets or sale of more than 50% of Company's outstanding shares of Common Stock, the compensation committee may, at its sole discretion, accelerate the vesting schedule of the outstanding options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The following table is furnished as of June 23, 1997, to indicate beneficial ownership of shares of the Company's Common Stock by (i) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Common Stock, (ii) each director, nominee for director and Named Officer of the Company, individually, and (iii) all officers and directors of the Company as a group.

Name and Address                                  Amount and Nature of
of Beneficial Owner                               Beneficial Ownership (1)           Percent of Class
-------------------                               ------------------------           ----------------

Cafoong Limited (2)(3)...................                     2,750,000                     64%
SIO Kam Seng, Sam (3)....................                        -0-                         *
YAN Sau Man, Amy (3)..................                           -0-                         *
All executive officers and directors
  as a group (6 persons)..................                    2,750,000                     64%

------------------
*        Less than 1%

(1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to the table.

(2) Cafoong Limited owns directly 1,357,875 shares of Common Stock of the Company. Cafoong Limited also owns indirectly 1,392,125 shares of Common Stock of the Company by virtue of holding all issued and outstanding shares of certain British Virgin Islands companies which own such shares of Common Stock of the Company. Because Cheng Chung Hing, Ricky and Cheng Tai Po own 60% and 40%, respectively, of all issued and outstanding stock, and are directors, of Cafoong Limited, they may be deemed to be the beneficial owners of the shares of Common Stock of the Company which are owned, directly or indirectly, by Cafoong Limited.

(3) Address is 21st Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong.

PREFERRED STOCK

The following table is furnished as of June 23, 1997, to indicate beneficial ownership of the Company's Series A Preferred Shares by each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Series A Preferred Shares.

Name and Address                   Amount and Nature of
of Beneficial Owner                Beneficial Ownership (1)           Percent of Class
-------------------                ------------------------           ----------------

Cafoong Limited (1)..........               100,000                         100.0%

------------------
(1) Cheng Chung Hing, Ricky and CHENG Tai Po own 60% and 40%, respectively, of all issued and outstanding stock, and are directors, of Cafoong Limited and, accordingly, are deemed to be the beneficial owners of the shares of Series A Preferred Stock of the Company owned by Cafoong Limited.

CHANGES IN CONTROL

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past three years, the Company has loaned funds and received advances from Cheng Chung Hing, Ricky and Cheng Tai Po, the founders and principal shareholders of the Company. Advances to Cheng Chung Hing, Ricky totaled $-0- at March 31, 1997. The maximum amount advanced to Cheng Chung Hing, Ricky during the past three years was $1,132,000 . Advances to Cheng Tai Po totaled $-0- at March 31, 1997. The maximum amount advanced to Cheng Tai Po during the past three years was $1,258,000. All such advances were made on an interest free basis and without definitive repayment terms.

During the same period, Cheng Chung Hing, Ricky and Cheng Tai Po advanced funds to the Company on an interest free basis and repayable on demand. Advances from Cheng Chung Hing,

Ricky totaled $-0- and advances from Cheng Tai Po totaled $-0- at March 31, 1997. The maximum amount owed to Cheng Chung Hing, Ricky and to Cheng Tai Po during the past three years was $752,000 and -0-, respectively.

Finally, during the past three years, Cheng Chung Hing, Ricky has utilized a leasehold property of the Company as his personal residence at no cost to Mr. Cheng. See "Executive Compensation".

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit No.       Description
-----------       -----------

3.1 Restated Articles of Incorporation of Man Sang Holdings, Inc., including the Certificate of Designation, Preferences and Rights of a Series of 100,000 Shares of Preferred Stock, $.001 Par Value, Designated "Series A Preferred Stock", filed on January 12, 1996 (1)

3.2 Certificate of Designation, Preferences and Rights of a Series of 100,000 Shares of Preferred Stock, $.001 Par Value, Designated "Series B Preferred Stock", dated April 1, 1996 (2)

3.3 Amended Bylaws of Man Sang Holdings, Inc., effective as of January 10, 1996 (1)

10.1 Acquisition Agreement, Dated December __, 1995, between Unix Source America, Inc. and the Shareholders of Man Sang International (B.V.I.) Limited (1)

10.2 Tenancy Agreement, dated June 24, 1996, between Same Fast Limited and Man Sang Jewellery Company Limited (3)

10.3              Man Sang Holding, Inc. 1996 Stock Option Plan (3)

21.1              List of Subsidiaries

------------------------------------

(1) Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K dated January 8, 1996

(2) Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form 8-A dated June 17, 1996

(3) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1996

FORM 8-K

During the fourth quarter of the Company's fiscal year ended March 31, 1997, no reports on Form 8-K have been filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MAN SANG HOLDINGS, INC.


Date:  June 27, 1997                    By   /s/  Cheng Chung Hing, Ricky
                                           ------------------------------
                                             CHENG Chung Hing, Ricky
                                             President and Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

  /s/  Cheng Chung Hing, Ricky                              President and Chairman of the Board               June 27, 1996
----------------------------------------                    (Principal Executive Officer)
CHENG Chung Hing, Ricky


  /s/  Cheng Tai Po                                         Vice Chairman of the Board                        June 27, 1996
----------------------------------------
CHENG Tai Po


  /s/  Sio Kam Seng, Sam                                    Chief Executive Officer and Director              June 27, 1996
----------------------------------------
SIO Kam Seng, Sam


  /s/  Yan Sau Man, Amy                                     Vice President and Director                       June 27, 1996
----------------------------------------
YAN Sau Man, Amy


  /s/  Hung Kwok Wing, Sonny                                Vice President and Director                       June 27, 1996
----------------------------------------
HUNG Kwok Wing, Sonny


  /s/  Ng Hak Yee, Patrick                                  Chief Financial Officer                           June 27, 1996
----------------------------------------                    (Principal Financial and Accounting Officer)
NG Hak Yee, Patrick

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

No annual report or proxy material has been forwarded to securities holders of the Registrant during the period covered by this Report; however, if any annual report or proxy material is furnished to security holders in connection with the annual meeting of stockholders to be held in 1997, a copy of any such annual report or proxy materials shall be forwarded to the Commission when it is forwarded to security holders.

                                INDEX TO EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.

Exhibit No.       Description
-----------       -----------

3.1 Restated Articles of Incorporation of Man Sang Holdings, Inc., including the Certificate of Designation, Preferences and Rights of a Series of 100,000 Shares of Preferred Stock, $.001 Par Value, Designated "Series A Preferred Stock", filed on January 12, 1996 (1)

3.2 Certificate of Designation, Preferences and Rights of a Series of 100,000 Shares of Preferred Stock, $.001 Par Value, Designated "Series B Preferred Stock", dated April 1, 1996 (2)

3.3 Amended Bylaws of Man Sang Holdings, Inc., effective as of January 10, 1996 (1)

10.1 Acquisition Agreement, Dated December __, 1995, between Unix Source America, Inc. and the Shareholders of Man Sang International (B.V.I.) Limited (1)

10.2 Tenancy Agreement, dated June 24, 1996, between Same Fast Limited and Man Sang Jewellery Company Limited (3)

10.3              Man Sang Holding, Inc. 1996 Stock Option Plan (3)

21.1              List of Subsidiaries

------------------------------------

(1) Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K dated January 8, 1996

(2) Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form 8-A dated June 17, 1996

(3) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1996