Form 10KSB40/A
period 1997-03-31
MAN SANG HOLDINGS INC
filed 1997-08-12
CIK 807630

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

Name                            Age          Position(s) held                   Term of Office
----                            ---          ----------------                   --------------

CHENG Chung Hing, Ricky         36           President and Chairman
                                             of the Board                       1/96 to present

CHENG Tai Po                    44           Vice Chairman of the
                                             Board                              1/96 to present

SIO Kam Seng, Sam               38           Chief Executive Officer
                                             and Director                       1/96 to present

YAN Sau Man, Amy                34           Vice President and
                                             Director                           1/96 to present

HUNG Kwok Wing, Sonny           34           Vice President and
                                             Director                          11/96 to present

NG Hak Yee, Patrick             35           Chief Financial Officer            4/94 to 3/96
                                                                                      and
                                                                                3/97 to present

LAI Chau Ming, Matthew          44           Director                          11/96 to present

YUEN Ka Lok, Ernest             34           Director                          11/96 to present


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

Lai Chau Ming, Matthew, has served as a Director of the Company since November 1996. Mr. Lai is currently employed as Senior Manager of Vickers Ballas Hong Kong Limited ("Vickers Ballas"). Prior to his joining Vickers Ballas in February 1996, Mr. Lai had served from 1972 to 1996 as Senior Manager of Sun Hung Kai Investment Company Limited, which is one of the biggest investment companies in Hong Kong. Mr. Lai has over 25 years experience in investment. He is experienced in the areas of financial management and planning.

Yuen Ka Lok, Ernest, has served as a Director of the Company since November 1996. Mr. Yuen is a solicitor and is currently a Partner in the law firm of Messrs. Ivan Tang & Co ("ITC"). Mr. Yuen joined the ITC as a Consultant since August of 1994 and became a Partner in January of 1996. Prior to his joining ITC, from March of 1992 to August of 1994, Mr. Yuen was employed as Assistant Solicitor at Messrs. Van Langenbery & Lau ("VLL") and Messrs. AB Nasir, respectively. Prior to his joining VLL, Mr. Yuen was an Articled Clerk at Robin Bridge & John Liu. From 1985 to 1987, Mr. Yuen was an audit trainee at Price Waterhouse, an international accounting firm. Mr. Yuen is experienced in the civil and criminal litigations as well as the general commercial transactions.

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

DIRECTOR COMPENSATION

Each director of the Company who is not an executive officer of the Company is paid a fee of $600 for each Board of Directors meeting or committee meeting attended. The Company also reimburses each director for all expenses of attending such meetings.

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

Name and Address                                  Amount and Nature of
of Beneficial Owner                               Beneficial Ownership (1)           Percent of Class
-------------------                               ------------------------           ----------------

Cafoong Limited (2)(3)...................                     2,750,000                     64%
SIO Kam Seng, Sam (3)....................                        -0-                         *
YAN Sau Man, Amy (3)..................                           -0-                         *
All executive officers and directors
  as a group (8 persons)..................                    2,750,000                     64%

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

                                        MAN SANG HOLDINGS, INC.


Date:  August 7, 1997                   By   /s/  Cheng Chung Hing, Ricky
                                           ------------------------------
                                             CHENG Chung Hing, Ricky
                                             President and Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

  /s/  Cheng Chung Hing, Ricky                              President and Chairman of the Board               August 7, 1997
----------------------------------------                    (Principal Executive Officer)
CHENG Chung Hing, Ricky


  /s/  Cheng Tai Po                                         Vice Chairman of the Board                        August 7, 1997
----------------------------------------
CHENG Tai Po


  /s/  Sio Kam Seng, Sam                                    Chief Executive Officer and Director              August 7, 1997
----------------------------------------
SIO Kam Seng, Sam


  /s/  Yan Sau Man, Amy                                     Vice President and Director                       August 7, 1997
----------------------------------------
YAN Sau Man, Amy


  /s/  Hung Kwok Wing, Sonny                                Vice President and Director                       August 7, 1997
----------------------------------------
HUNG Kwok Wing, Sonny


  /s/  Ng Hak Yee, Patrick                                  Chief Financial Officer                           August 7, 1997
----------------------------------------                    (Principal Financial and
NG Hak Yee, Patrick                                         Accounting Officer)

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