Form 10-Q
period 1997-06-30
MAN SANG HOLDINGS INC
filed 1997-08-29
CIK 807630

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

                       COMMISSION FILE NUMBER: 33-10639-NY

                             MAN SANG HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                           NEVADA                                             87-0539570
(State or other jurisdiction of incorporation or organization)    (IRS Employer Identification No.)

   21/F RAILWAY PLAZA, 39 CHATHAM ROAD SOUTH, TSIMSHATSUI, KOWLOON, HONG KONG
                    (Address of principal executive officers)

                                 (852) 2317 5300
                           (Issuer's telephone number)


   (Former name, former address and former fiscal year, if changed since last report)

      CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO __

      AS OF JUNE 30, 1997, 4,304,862 SHARES OF COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

                             MAN SANG HOLDINGS, INC.

                                      INDEX




PART I - FINANCIAL INFORMATION                                                Page Number
                                                                              -----------
      Item 1. Financial Statements
              Consolidated Balance Sheets - June 30, 1997 and
                        March 31, 1997  ..................................         F-1
              Consolidated Statements of Income - For the three months
                        ended June 30, 1997 and 1996  ....................         F-3
              Consolidated Statements of Cash Flows - For the three months
                        ended June 30, 1997 and 1996  ....................         F-4
              Notes to Consolidated Financial Statements  ................         F-5

      Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations  ...................          1

PART II - OTHER INFORMATION ..............................................          3

SIGNATURES ...............................................................          4

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (Amounts expressed in thousands except share data)

                                                          JUNE 30, 1997       MARCH 31, 1997
                                                          ----------------------------------
                                                              US$          HK$          HK$
ASSETS
Current assets:
    Cash and cash equivalents                                1,853       14,327       16,928
    Accounts receivable, net of allowance for doubtful       6,531       50,485       47,505
         accounts of HK$1,136 at June 30, 1997 and
         HK$1,000 at March 31, 1997
     Inventories
         Raw materials                                       1,535       11,864       12,432
         Work in progress                                    5,369       41,500       39,531
         Finished goods                                     13,361      103,284       87,600
                                                          --------     --------     --------
                                                            20,265      156,648      139,563

     Prepaid expenses                                          199        1,538        1,357
     Other current assets                                      666        5,148        3,795
     Income taxes receivable                                    54          421          437
                                                          --------     --------     --------
              Total current assets                          29,568      228,567      209,585

Property, plant and equipment                                4,979       38,489       41,086
     Accumulated depreciation                               (1,127)      (8,714)      (8,224)
                                                          --------     --------     --------
                                                             3,852       29,775       32,862

Real estate investment                                       3,622       27,996       28,009
     Accumulated depreciation                                 (275)      (2,127)      (1,981)
                                                          --------     --------     --------
                                                             3,347       25,869       26,028

                                                          --------     --------     --------
              Total  assets                                 36,767      284,211      268,475
                                                          ========     ========     ========

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS (UNAUDITED) - CONTINUED (Amounts expressed in thousands except share data)

                                                                JUNE 30, 1997 MARCH 31, 1997
                                                                ----------------------------
                                                                  US$        HK$        HK$
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term bank borrowings                                  6,201     47,936     51,596
     Current portion of long-term debt                             134      1,034      1,498
     Accounts payable                                            2,728     21,087     23,882
     Accrued payroll and employee benefits                       1,145      8,852      7,832
     Other accrued liabilities                                   1,304     10,079      9,375
      Income taxes payable                                         111        859        395
                                                               -------    -------    -------
              Total current liabilities                         11,623     89,847     94,578

Long-term debt                                                   1,097      8,477      8,502

Stockholders' equity:
Common stock, par value US$0.001                                     4         33         33
      - authorized:  25,000,000 shares;
         issued and outstanding: 4,304,862 shares
Series A preferred stock, par value US$0.001                         0          1          1
      - authorized, issued and outstanding: 100,000 shares;
         (entitled in liquidation to US$2,500 (HK$19,325))
Series B convertible preferred stock, par value US$0.001            --         --         --
      - authorized:  100,000 shares; 6,760 issued shares
         were converted into 5,219,448 shares of common
         stock in fiscal 1997 and no shares outstanding
         at the period and year end
Additional paid-in capital                                       5,958     46,059     46,059
Retained earnings                                               17,904    138,399    117,840
Cumulative translation adjustments                                 181      1,395      1,462
                                                               -------    -------    -------
              Total stockholders' equity                        24,047    185,887    165,395
                                                               -------    -------    -------
              Total liabilities and stockholders' equity        36,767    284,211    268,475
                                                               =======    =======    =======

      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                       FOR THE THREE MONTHS ENDED JUNE 30
               (Amounts expressed in thousands except share data)

                                                                      THREE MONTHS ENDED JUNE 30,
                                                                      1997                   1996
                                                           -----------------------------------------------
                                                                US$               HK$                HK$
Net sales                                                      8,670             67,021             55,847
Cost of sales                                                  5,225             40,391             33,912
                                                           ---------          ---------          ---------
Gross profit                                                   3,445             26,630             21,935

Rental income, gross                                             189              1,459              1,137
Business tax                                                       8                 63                 60
                                                           ---------          ---------          ---------
                                                                 181              1,396              1,077
Selling, general and administrative expenses
   - Pearls                                                    1,720             13,294              9,086
   - Real estate investment                                       92                709                514
                                                           ---------          ---------          ---------
Operating income                                               1,814             14,023             13,412

Non-operating income                                           1,089              8,421                 --
Interest income                                                   21                160                 89
Sundry income                                                     22                165                242
Interest expense                                                 172              1,329              1,642
                                                           ---------          ---------          ---------
Income before income taxes                                     2,774             21,440             12,101

Income taxes                                                     114                881                969
                                                           ---------          ---------          ---------
Net income                                                     2,660             20,559             11,132
                                                           =========          =========          =========
Basic earnings per share of common stock                        0.62               4.78               3.71
                                                           =========          =========          =========
Diluted earnings per share of common stock                      0.62               4.78               3.33
                                                           =========          =========          =========
Weighted average number of shares of common stock
  - for basic earnings per share                           4,304,862          4,304,862          3,000,000
                                                           =========          =========          =========
  - for diluted earnings per share                         4,304,862          4,304,862          3,344,369
                                                           =========          =========          =========

      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       FOR THE THREE MONTHS ENDED JUNE 30
                        (Amounts expressed in thousands)

                                                                            THREE MONTHS ENDED JUNE 30,
                                                                              1997              1996
                                                                   -------------------------------------------
                                                                      US$               HK$               HK$
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                           2,660            20,559            11,132
Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
   Depreciation and amortization                                       132             1,024               515
   Gain on sale of property, plant and equipment                    (1,090)           (8,423)                0
   Provision for doubtful debts                                         18               136                 0
Changes in operating assets and liabilities:
   Accounts receivable                                                (403)           (3,117)           (8,975)
   Inventories                                                      (2,213)          (17,109)          (19,785)
   Prepaid expenses                                                    (23)             (181)            1,619
   Other current assets                                               (175)           (1,352)              525
   Income taxes receivable                                               2                15                 0
   Accounts payable                                                   (360)           (2,785)           (1,741)
   Accrued payroll and employee benefits                               132             1,020               883
   Other accrued liabilities                                            91               705             3,633
   Income taxes payable                                                 60               464               445
                                                                   -------           -------           -------
Net cash used in operating activities                               (1,169)           (9,044)          (11,749)
                                                                   -------           -------           -------
CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                          (49)             (377)           (1,186)
    Proceeds from sale of property, plant and equipment              1,424            11,007                 0
                                                                   -------           -------           -------
Net cash provided by (used in) investing activities                  1,375            10,630            (1,186)
                                                                   -------           -------           -------
CASH FLOW FROM FINANCING ACTIVITIES:
    Repayment of long-term debt                                        (63)             (489)             (144)
    Increase in short-term borrowings                                5,620            43,447            20,554
    Repayment of short-term borrowings                              (5,566)          (43,027)          (21,996)
    Increase in bank overdrafts                                     11,565            89,402            71,496
    Repayment of bank overdrafts                                   (12,093)          (93,480)          (75,227)
    Advances from related parties                                        0                 0               139
    Repayments to related parties                                        0                 0              (876)
    Proceeds from issuance of convertible preferred stock                0                 0            42,623
                                                                   -------           -------           -------
Net cash (used in) provided by financing activities                   (537)           (4,147)           36,569
                                                                   -------           -------           -------
Net (decrease) increase in cash and cash equivalents                  (331)           (2,561)           23,634
Cash and cash equivalents at beginning of period                     2,190            16,928             9,602
Exchange adjustments                                                    (6)              (40)                5
                                                                   -------           -------           -------
Cash and cash equivalents at end of period                           1,853            14,327            33,241
                                                                   =======           =======           =======
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest and financing charges                                    165             1,276             1,642
                                                                   -------           -------           -------
     Income taxes                                                       52               401             2,032
                                                                   -------           -------           -------

      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)

1.    INTERIM FINANCIAL PRESENTATION

      The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The March 31, 1997 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the annual report of Man Sang Holdings, Inc. (the "Company") on Form 10-KSB for the fiscal year ended March 31, 1997. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented.

2.    CURRENCY PRESENTATION AND FOREIGN CURRENCY TRANSLATION

      Assets and liabilities of foreign subsidiaries are translated at period end exchange rates, while revenues and expenses are translated at average exchange rates during the period. Adjustments arising from translating foreign currency financial statements are reported as a separate components of stockholders' equity. Gains or losses from foreign currency transactions are included in income. Aggregate net foreign currency gains or losses were immaterial for all periods.

      The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of Hong Kong dollar amounts into United States dollars are for convenience only and have been made at the rate of HK$7.73 to US$1, the approximate free rate of exchange at June 30, 1997. Such translations should not be construed as representations that the Hong Kong dollar amounts could be converted into United States dollars at that rate or any other rate.

3.   EARNINGS PER SHARE

     Per share data is calculated using the weighted average number of shares of common stock outstanding during the period.

     In February 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No.128, "Earnings Per Share". This statement provides for the calculation of basic and diluted earnings per share, which is different from the current calculation of primary and fully diluted earnings per share, and requires restatement of such earnings per share information for all prior periods presented. In this regard, the computation of the basic and diluted earnings per share of common stock of the Company for the quarter ended June 30, 1996 are disclosed as follows:

                                                      For the Quarter Ended June 30, 1996
                                         -----------------------------------------------------------
                                         Earnings                Shares           Earnings per share
                                         (Numerator)          (Denominator)
                                         -----------          -------------       ------------------
                                         HK$'000                                        HK$
     Basic earnings per share
     Net income available
      to common stockholders             11,132                  3,000,000              3.71
                                                                                        ====

     Effect of dilutive securities
     Series B Preferred Stock                --                    344,369
                                                                 ---------

     Diluted earnings per share
     Net income available
      to common stockholders,
      including conversion                11,132                 3,344,369              3.33
                                         =======                 =========              ====


     During the period from April to June 1996, the Company sold and issued 6,660 shares of Series B Convertible Preferred Stock, par value US$.001 per share ("Series B Preferred stock"), for an aggregate purchasing price of US$6.66 million. The shares of Series B Preferred Stock were convertible into shares of common stock commencing on or after 45 days following the sales of such shares of Series B Preferred Stock. Each share of Series B Preferred Stock was convertible into the number of shares of common stock determined by dividing US$1,000 by an amount equal to the lesser of (i) the market price of the common stock on the closing date of the sale of such shares of Series B Preferred Stock or (ii) 70% of the average closing bid price of the common stock for the five trading days preceding the conversion.

     After June 30, 1996, all shares of Series B Preferred Stock issued prior to such date were converted into shares of common stock resulting in the issuance of 5,082,560 shares of common stock. The weighted average number of shares of common stock for the quarter ended June 30, 1996 was 1,377,475. After giving effect of the 1 for 4 reverse split effected in October 1996, the weighted average number of shares of common stock issued upon the conversion of Series B Preferred Stock, together with the 12,000,000 shares of common stock outstanding as at April 1, 1996, was 3,344,369.

4.   SUBSEQUENT EVENTS

     After June 30, 1997, the following subsequent events took place:

     a. The Company acquired a leasehold property with one parking space in Hong Kong in July 1997 for use as the new office of one of its subsidiaries.

     b. The Company also made a real estate investment in Hong Kong in July 1997 for the purpose of earning rental income.

      The above acquisitions for the aggregate purchase price of HK$9.2 million were financed by funds generated from internal operations and mortgage loans.

5.    NEW ACCOUNTING STANDARDS NOT YET ADOPTED

      In June 1997, the FASB issued two new disclosure standards. Results of operations and financial position will not be affected by implementation of these new standards.

      Statement of Financial Standards (SFAS) No.130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

      SFAS No.131, Disclosures about Segments of an Enterprise and Related Information, which supersedes SFAS No.14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No.131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

      Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES AND RESULTS OF OPERATIONS

      Net sales for the quarter ended June 30, 1997 increased by HK$11.2 million to HK$67.0 million, representing 20.1% growth over net sales of HK$55.8 million during the same period in 1996. The increase in net sales was mainly attributable to the increase by 66.4% and 10.8%, respectively, in the sales of Chinese cultured pearls and South Sea pearls during the quarter ended June 30, 1997 over the same period in 1996.

      Gross profit for the quarter ended June 30, 1997 increased by HK$4.7 million to HK$26.6 million, representing a 21.5% increase over the gross profit of HK$21.9 million for the same period in 1996. As a percentage of net sales, gross profit increased from 39.3% for the quarter ended June 30, 1996 to 39.7% for the same period in 1997. The increase in gross profit and gross profit margin resulted from increased sales and a larger proportion of sales of higher margin cultured pearls. Cultured pearls, including Chinese cultured pearls, Japanese cultured pearls and South Sea Pearls, represented 74.9% of net sales during the quarter ended June 30, 1997, compared with 65.5% during the same period in 1996.

      Gross rental income for the quarter ended June 30, 1997 increased by HK$0.4 million to HK$1.5 million, representing a 36.4% increase from HK$1.1 million for the same period in 1996. The increase in gross rental income was due to the improvement of the occupancy rate in the Man Sang Industrial City facility located in Shenzhen, the People's Republic of China from 81% for the quarter ended June 30, 1996 to 89% for the same period in 1997.

      Selling, general and administrative expenses ("SG&A") during the quarter ended June 30, 1997 totaled HK$14.0 million, consisting of HK$13.3 million attributable to pearl operations and HK$0.7 million attributable to real estate operations, compared with HK$9.6 million, consisting of HK$9.1 million attributable to pearl operations and HK$0.5 million attributable to real estate operations, during the same period in 1996, an increase of HK$4.4 million, or 45.8%. The increase in SG&A was primarily due to increased salaries for additional staff to support expanded operations, increased management compensation for one additional executive officer, increased rental payments for the current administrative office, increased depreciation expenses in connection with the depreciation charged for certain fixed assets acquired in October 1996. As a percentage of net sales, SG&A for pearl operations increased from 16.3% for the quarter ended June 30, 1996 to 19.8% for the same period in 1997, while SG&A for real estate operations increased from 0.9% for the quarter ended June 30, 1996 to 1.1% for the same period in 1997.

      Non-operating income for the quarter ended June 30, 1997 was HK$8.4 million which was derived from the sale of a leasehold property on May 1, 1997 for HK$11.0 million (the "Leasehold Property"). Property, plant and equipment decreased by HK$3.1 million to HK$29.8 million at June 30, 1997 from HK$32.9 million at March 31, 1997, due principally to the sale of the Leasehold Property.

      Interest expense for the quarter ended June 30, 1997 decreased by HK$0.3 million to HK$1.3 million, representing a 18.8% decrease from the interest expense of HK$1.6 million for the same period in 1996. The decrease was due principally to the decrease in the short-term bank borrowings. The decrease in short-term bank borrowings was due to increased cash flow generated from internal operations and the sale of the Leasehold Property. The Company's average borrowing rate decreased to 9.8% per annum for the quarter ended June 30, 1997 from 11.8% per annum for the same period in 1996.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1997, the Company had working capital of HK$138.8 million and a cash balance of HK$14.3 million, compared with working capital of HK$115.0 million and a cash balance of HK$16.9 million at March 31, 1997. The improvement in working capital was attributable to a combination of increased cash flow generated from internal operations and the proceeds from the sale of the Leasehold Property during the quarter ended June 30, 1997.

      Cash flow provided by investment activities, which was mainly from the proceeds of the sale of the Leasehold Property, was HK$10.6 million for the quarter ended June 30, 1997.

      Inventory increased by HK$17.1 million to HK$156.6 million at June 30, 1997 from HK$139.5 million at March 31, 1997. The increase in inventory was attributable to (i) increased purchasing and production to meet the increased demand for the Company's Chinese cultured pearls as a result of a decrease in the supply of Japanese cultured pearls, and (ii) maintaining sufficient inventory of fresh water pearls to meet the anticipated demand in the coming quarter. Inventory of Chinese cultured pearls and fresh water pearls increased by HK$8.8 million and HK$6.2 million, respectively, at June 30, 1997. The increase in inventory has been financed primarily by short-term borrowings and funds generated from internal operations.

      The Company had available working capital facilities totaling HK$88.1 million with various banks at June 30, 1997. Such banking facilities include letter of credit arrangements, import loans, overdraft protection and other facilities commonly utilized in jewellery business. All such banking facilities bear interest at floating rates generally based on prime lending rates and are subject to annual review. At June 30, 1997, the Company had utilized approximately HK$47.9 million of its credit facilities with HK$40.2 million unutilized. The Company believes that funds to be generated from internal operations and the existing banking credit facilities will enable the Company to meet the working capital requirements for maintaining its current level of operations for fiscal 1998.

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            None

ITEM 2.     CHANGES IN SECURITIES

            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits - None

            (b)   Reports on Form 8-K - None

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    MAN SANG HOLDINGS, INC.



Date:  August 28, 1997
                                                    /s/ Sam Sio
                                                    ----------------------------
                                                    Sam Sio
                                                    Chief Executive Officer



Date:  August 28, 1997
                                                    /s/ Patrick Ng
                                                    ----------------------------
                                                    Patrick Ng
                                                    Chief Financial Officer