Form 10-Q
period 1997-09-30
MAN SANG HOLDINGS INC
filed 1997-11-14
CIK 807630

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________.

                       Commission File Number: 33-10639-NY

                             MAN SANG HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                              87-0539570
  (State or other jurisdiction
of incorporation or organization)                            (IRS Employer No.)

   21/F Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong
                    (Address of principal executive officers)

                                 (852) 2317 5300
                           (Issuer's telephone number)


   (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         As of September 30, 1997, 4,305,960 shares of common stock of the registrant were outstanding.

                             MAN SANG HOLDINGS, INC.

                                      INDEX


                                                                     Page Number

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
            Consolidated Balance Sheets -
                  September 30, 1997 and March 31, 1997......................F-1
            Consolidated Statements of Income -
                  For the three months ended September 30, 1997 and
                  1996 and six months ended September 30, 1997
                  and 1996...................................................F-3
            Consolidated Statements of Cash Flows -
                  For the six months ended September 30,1997
                  and 1996...................................................F-4
            Notes to Condensed Consolidated
                  Financial Statements.......................................F-5

Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations...................................................1

PART II - OTHER INFORMATION....................................................4

SIGNATURE......................................................................7

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
               (Amounts expressed in thousands except share data)

                                                                 SEPTEMBER 30, 1997     MARCH 31, 1997
                                                              -----------------------   --------------
                                                                  US$            HK$            HK$
ASSETS
Current assets:
    Cash and cash equivalents                                   19,820         153,206          16,928
    Accounts receivable, net of allowance for doubtful           7,213          55,756          47,505
         accounts of HK$1,266 in September 30, 1997 and
         HK$1,000 in March 31, 1997
     Inventories
         Raw materials                                             780           6,032          12,432
         Work in progress                                        5,326          41,171          39,531
         Finished goods                                         14,311         110,624          87,600
                                                              --------        --------        --------
                                                                20,417         157,827         139,563

     Prepaid expenses                                              325           2,510           1,357
     Other current assets                                        2,333          18,035           3,795
     Income taxes receivable                                         4              34             437
                                                              --------        --------        --------
              Total current assets                              50,112         387,368         209,585

Property, plant and equipment                                    5,692          43,995          41,086
     Accumulated depreciation                                   (1,229)         (9,502)         (8,224)
                                                              --------        --------        --------
                                                                 4,463          34,493          32,862

Real estate investment                                           4,042          31,244          28,009
     Accumulated depreciation                                     (291)         (2,247)         (1,981)
                                                              --------        --------        --------
                                                                 3,751          28,997          26,028

                                                              ========        ========        ========
              Total  assets                                     58,326         450,858         268,475
                                                              ========        ========        ========

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET (UNAUDITED) - CONTINUED
               (Amounts expressed in thousands except share data)

                                                                   SEPTEMBER 30, 1997    MARCH 31, 1997
                                                                  ---------------------  --------------
                                                                     US$          HK$           HK$
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term bank borrowings                                     5,932        45,851        51,596
     Current portion of long-term debts
         Secured bank loans                                           244         1,886         1,404
         Capital lease obligations                                     13            99            94
                                                                  -------       -------       -------
                                                                      257         1,985         1,498

     Accounts payable                                               3,554        27,473        23,882
     Accrued payroll and employee benefits                            766         5,919         7,832
     Other accrued liabilities                                      2,887        22,316         9,375
      Income taxes payable                                            610         4,716           395
                                                                  -------       -------       -------
              Total current liabilities                            14,006       108,260        94,578

Long-term debts
         Secured bank loans                                         1,477        11,416         8,333
         Capital lease obligations                                     15           118           169
                                                                  -------       -------       -------
                                                                    1,492        11,534         8,502

Minority interest                                                  10,539        81,467            --

Stockholders' equity:
Common stock, par value US$0.001                                        4            33            33
      - authorized:  25,000,000 shares;
         issued and outstanding: 4,305,960 shares
Series A preferred stock, par value US$0.001                           --             1             1
      - authorized, issued and outstanding: 100,000 shares;
         (entitled in liquidation to US$2,500 (HK$19,325))
Series B convertible preferred stock, par value US$0.001               --            --            --
      - authorized:  100,000 shares
Additional paid-in capital                                         17,628       136,264        46,059
Retained earnings                                                  14,556       112,515       117,840
Cumulative translation adjustments                                    101           784         1,462
                                                                  -------       -------       -------
              Total stockholders' equity                           32,289       249,597       165,395
                                                                  =======       =======       =======
              Total liabilities and stockholders' equity           58,326       450,858       268,475
                                                                  =======       =======       =======




      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30
               (Amounts expressed in thousands except share data)

                                                    THREE MONTHS ENDED SEPTEMBER 30,           SIX MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------           ------------------------------
                                                           1997                 1996                 1997                  1996
                                                   ---------------------       -------     ------------------------   --------------
                                                      US$          HK$            HK$           US$           HK$           HK$

Net sales                                            9,448        73,034        63,403         18,118       140,055       119,250
Cost of goods sold                                   5,708        44,119        41,356         10,933        84,510        75,268
                                                   -------       -------       -------        -------       -------       -------
Gross profit                                         3,740        28,915        22,047          7,185        55,545        43,982

Rental income, gross                                   191         1,475         1,186            380         2,934         2,323
Business tax                                             9            69            58             17           132           118
                                                   -------       -------       -------        -------       -------       -------
                                                       182         1,406         1,128            363         2,802         2,205

Selling, general and administrative expenses
   - Pearls                                          1,842        14,243         9,557          3,562        27,537        18,643
   - Real estate investment                            103           795           979            195         1,504         1,493
                                                   -------       -------       -------        -------       -------       -------
Operating income                                     1,977        15,283        12,639          3,791        29,306        26,051

Non-operating items
   - Gain on disposal of fixed assets                   --            --            --          1,089         8,421            --
   - Interest income                                 1,520        11,754           179          1,541        11,914           268
   - Other income                                       35           272           609             57           437           851
   - Interest expense                                  149         1,155         1,378            321         2,484         3,020
                                                   -------       -------       -------        -------       -------       -------
Income before income taxes                           3,383        26,154        12,049          6,157        47,594        24,150

Income taxes                                           552         4,266           (66)           666         5,147           903

                                                   -------       -------       -------        -------       -------       -------
Income before minority interest                      2,831        21,888        12,115          5,491        42,447        23,247

Minority interest                                      459         3,550            --            459         3,550            --

                                                   =======       =======       =======        =======       =======       =======
Net income                                           2,372        18,338        12,115          5,032        38,897        23,247
                                                   =======       =======       =======        =======       =======       =======



Basic earnings per common share                       0.55          4.26          3.50           1.17          9.03          7.19
                                                   =======       =======       =======        =======       =======       =======

Diluted earnings per common share                     0.55          4.23          2.82           1.16          9.00          6.08
                                                   =======       =======       =======        =======       =======       =======

     See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      FOR THE SIX MONTHS ENDED SEPTEMBER 30
                        (Amounts expressed in thousands)

                                                                                             SIX MONTHS ENDED SEPTEMBER 30,
                                                                                             ------------------------------
                                                                                               1997                      1996
                                                                                     -------------------------    ------------------
                                                                                         US$             HK$             HK$
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                                              5,032          38,897          23,247
Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
   Depreciation and amortization                                                          255           1,967           1,263
   (Gain) Loss on sale of property, plant and equipment                                (1,088)         (8,415)            222
   Provision for doubtful debts                                                            35             266              --
   Minority interests                                                                     459           3,550              --
Changes in operating assets and liabilities:
   Accounts receivable                                                                 (1,102)         (8,518)        (13,183)
   Inventories                                                                         (2,385)        (18,435)        (25,546)
   Prepaid expenses                                                                      (149)         (1,153)            723
   Other current assets                                                                (1,843)        (14,245)            731
   Income taxes receivable                                                                 52             402              --
   Accounts payable                                                                       473           3,660          (4,961)
   Accrued payroll and employee benefits                                                 (247)         (1,912)          1,190
   Other accrued liabilities                                                            1,675          12,950            (435)
    Income taxes payable                                                                  559           4,322             264
                                                                                     --------        --------        --------
Net cash provided by (used in) operating activities                                     1,726          13,336         (16,485)
                                                                                     --------        --------        --------

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                            (768)         (5,935)         (4,685)
    Expenditure on real estate investment                                                (421)         (3,257)             --
    Proceeds from sale of property, plant and equipment                                 1,426          11,025             199
                                                                                     --------        --------        --------
Net cash provided by (used in) investing activities                                       237           1,833          (4,486)
                                                                                     --------        --------        --------

CASH FLOW FROM FINANCING ACTIVITIES:
    Increase in long-term debts                                                           575           4,450              --
    Repayment of long-term debts                                                         (120)           (931)           (263)
    Increase in short-term bank borrowings                                              9,027          69,783          55,286
    Repayment of short-term bank borrowings                                            (9,204)        (71,146)        (57,595)
    Increase in bank overdrafts                                                        26,146         202,107        (169,174)
    Repayment of bank overdrafts                                                      (26,710)       (206,468)       (172,828)
    Advances from related parties                                                          --              --             139
    Repayments to related parties                                                          --              --          (2,904)
    Net proceeds from issuance of shares by a subsidiary                               15,993         123,621              --
    Net proceeds from issuance of convertible preferred stock                              --              --          39,853
                                                                                     --------        --------        --------
Net cash provided by financing activities                                              15,707         121,416          30,862
                                                                                     --------        --------        --------

Net increase in cash and cash equivalents                                              17,670         136,585           9,891
Cash and cash equivalents at beginning of period                                        2,190          16,928           9,602
Exchange adjustments                                                                      (40)           (307)              8
                                                                                     ========        ========        ========
Cash and cash equivalents at end of period                                             19,820         153,206          19,501
                                                                                     ========        ========        ========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest and financing charges                                                       277           2,145           3,020
                                                                                     --------        --------        --------
     Income taxes                                                                          55             423             639
                                                                                     --------        --------        --------

      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

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


2.  CURRENCY PRESENTATION AND FOREIGN CURRENCY TRANSLATION

Assets and liabilities of foreign subsidiaries are translated at period end exchange rates, while revenues and expenses are translated at average exchange rates during the period. Adjustments arising from translating foreign currency financial statements are reported as a separate components of stockholders' equity. Gains or losses from foreign currency translations are included in income. Aggregate net foreign currency gains or losses were immaterial for all periods.

The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of Hong Kong dollar amounts into United States dollars are for convenience only and have been made at the rate of HK$7.73 to US$1, the approximate free rate of exchange at September 30, 1997. Such translations should not be construed as representations that Hong Kong dollars amounts could be converted into United States dollars at that rate or any other rate.

3. EARNINGS PER SHARE ("EPS")

Per share data is calculated using the weighted average number of shares of common stock outstanding during the period.

In February 1997, the Financial Standard Board ("FASB") issued Statement of Financial Accounting Standard No. 128, Earnings Per Share. This statement provides for the calculation of basic and diluted earnings per share, which is different from the current calculation of primary and fully diluted earnings per share, and requires statement of such earnings per share information for all prior periods presented. In this regard, the computation of the basic and diluted earnings per share of common stock of the Company for the quarter ended September 30, 1996 and for the six-month period ended September 30, 1996 are disclosed as follows:

The Company has 100,000 shares of authorized Series B Convertible Preferred Stock, par value US$0.001 per share ("Series B Preferred Stock"). During the period from April to July 1996, the Company sold and issued 6,760 shares of Series B Preferred Stock for an aggregate purchase price of US$6.76 million. Shares of Series B Preferred Stock were convertible into shares of common stock commencing on or after 45 days following the sales of such shares of Series B Preferred Stock. Each share of Series B Preferred Stock was convertible into the number of shares of common stock determined by dividing US$1,000 by an amount equal to the lesser of (i) the market price of the common stock on the closing date of the sale of such shares of Series B Preferred Stock or (ii) 70% of the average closing bid price of the common stock for the five trading days preceding the conversion. All 6,760 shares of Series B Preferred Stock were converted into shares of common stock in fiscal 1997. As a result, 5,219,448 shares of common stock were issued in fiscal 1997 and the remaining 1,098 shares, representing 4,390 shares of common stock prior to the 1-for-4 reverse stock split, were issued during the six-month period ended September 1997.

For the quarter ended September 30, 1996, the weighted average number of shares of common stock issued upon the conversion of Series B Preferred Stock was 1,839,086. After giving effect to the 1-for-4 reverse stock split effected in October 1996, the weighted average number of shares of common stock outstanding for the quarter was 3,459,772.

For the six-month period ended September 30, 1996, the weighted average number of shares of common stock issued upon the conversion of Series B Preferred Stock was 924,568. After giving effect to the 1-for-4 reverse stock split effected in October 1996, the weighted average number of shares of common stock outstanding for the period was 3,231,142.


                          For the Quarter Ended September 30, 1996
                              Earnings         Shares
                             (Numerator)    (Denominator)     EPS
                               HK$'000                        HK$
Basic EPS
Net income available
to common stockholders          12,115       3,459,772       3.50
                                                             ====

Effect of dilutive
Securities Series B
Preferred Stock                     --         839,706
                             ---------       ---------

Diluted EPS
Net income available to
common stockholders,
including conversion              12,115              4,299,478          2.82
                              ===========            ==========          ====


                           For the Six Months Ended September 30, 1996
                                 Earnings       Shares
                               (Numerator)   (Denominator)     EPS
                                 HK$'000                       HK$
Basic EPS
Net income available
to common stockholders           23,247       3,231,142       7.19
                                                              ====

Effect of dilutive
Securities Series B
Preferred Stock                      --         591,509
                              ---------       ---------

Diluted EPS
Net income available to
common stockholders,
including conversion             23,247       3,822,651       6.08
                              =========       =========       ====


Pursuant to the Man Sang Holdings, Inc. 1996 Stock Option Plan (the "Plan"), the Company granted, on September 16, 1997, non-qualified stock options to the directors and certain senior employees of the Company to purchase, in aggregate, 850,000 shares of common stock of the Company. The exercise price is US$1.22 per share, representing 85% of the fair market value of the common stock on the date of grant, as determined pursuant to Article 6.2 of the Plan. Fifty percent (50%) of the options are exercisable on or after September 16, 1998 and the remaining fifty percent (50%) are exercisable on or after September 16, 1999, but no options may be exercised after September 16, 2007. In light of the dilutive effect of the options, the computation of the basic and diluted earnings per share of common stock of the Company for the quarter and the six-month period ended on September 30, 1997 are disclosed as follows:

                              For the Quarter Ended September 30, 1997
                               Earnings       Shares
                              (Numerator)  (Denominator)       EPS
                                HK$'000                        HK$
Basic EPS
Net income available to
common stockholders              18,338       4,305,960       4.26
                                                              ====

Effect of dilutive
share option                         --          32,914
                              ---------       ---------

Diluted EPS
Income available to
common stockholders and
assumed conversions              18,338       4,338,874       4.23
                              =========       =========       ====


                           For the six months ended September 30, 1997
                               Earnings      Shares
                              (Numerator)   (Denominator)     EPS
                                HK$'000                       HK$
Basic EPS
Net income available to
common stockholders              38,897       4,305,960       9.03
                                                              ====

Effect of dilutive
share option                         --          16,547
                              ---------       ---------

Diluted EPS
Income available to
common stockholders and
assumed conversions              38,897       4,322,507       9.00
                              =========       =========       ====


Based on the above calculations, there was no material dilutive effect on the basic earnings per share for the quarter ended September 30, 1997 and the six-month period ended

September 30, 1997. The fair value of each option granted was calculated to be US$0.63 using the Black-Scholes Model based the following the assumptions:

(a) risk free interest rate of 5.9%;

(b) no payment of dividends;

(c) expected life of 2 years; and

(d) expected volatility of 63%.

The Company has elected to account for stock options using the Intrinsic Value Method. Had the Company elected the Fair Value Method, net income and earnings per share for the quarter ended September 30, 1997 would have been US$2,361,844 and US$0.55, respectively.


4.  NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In June 1997, the FASB issued two new disclosure standards. Results of operations and financial position will not be affected by implementation of these new standards.

Statement of Financial Standard (SFAS) No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by, and distributions to, owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

5. SIGNIFICANT EVENT

Man Sang International Limited ("MSIL"), an indirect wholly-owned subsidiary of the Company and a company incorporated on July 30, 1997 as an exempted company under the Companies Act 1981 of Bermuda, applied for listing on The Stock Exchange of Hong Kong Limited (the "Hong Kong Stock Exchange") of shares of HK$0.1 each of the capital stock (the "Shares") and the warrants to purchase the Shares (the "Warrants"), including, inter alia, 127.5 million Shares (the "New Issue") to be offered and sold to the investing public in Hong Kong at HK$1.08 per share for an aggregate offering price of HK$137.7 million, together with the Warrants in the proportion of one Warrant for every five Shares. Each Warrant entitles the holder thereof to subscribe for one Share at an exercise price of HK$1.3 each from the date of issue up to and including March 31, 1999.

On September 25, 1997, the Hong Kong Stock Exchange granted the listing and permission to deal the Shares and the Warrants of MSIL and the trading of such Shares and Warrants commenced on the Hong Kong Stock Exchange on September 26, 1997. Following the initial public offering of the New Issue, the Company holds, through Man Sang International (B.V.I.) Limited, 73.02% or 345 million shares of the capital stock of MSIL, whereas the investors in Hong Kong participated in the offering hold the remaining 26.98% or 127.5 million shares of the capital stock of MSIL. In connection with the initial public offering of the New Issue, the net proceeds of approximately HK$123.6 million were raised and an interest income of approximately HK$11.4 million was earned from the funds deposited for the subscription of the New Issue in the initial public offering.

ITEMS 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES AND RESULTS OF OPERATIONS

Net sales during the six-month period ended September 30, 1997 totalled HK$140.1 million, representing a 17.4% increase, compared to net sales of HK$119.3 million during the same period in 1996. The increase in net sales was mainly attributable to the increase by 29.0% in the sales of cultured pearls during the period over the same period in 1996.

Gross profit for the six-month period ended September 30, 1997 increased by HK$11.5 million to HK$55.5 million, representing a 26.1% increase over the gross profit of HK$44.0 million for the same period in 1996. As a percentage of net sales, gross profit increased from 36.9% for the six-month period ended September 30, 1996 to 39.7% for the same period in 1997. The increase in gross profit and gross profit margin were resulted from increased sales and a large proportion of sales of higher margin cultured pearls. Cultured pearls, including Chinese cultured pearls, Japanese cultured pearls, Tahitian pearls and South Sea pearls, represented 75.8% of net sales during the six-month period ended September 30, 1997, compared with 68.0% during the same period in 1996.

Gross rental income for the six-month period ended September, 1997 increased by HK$0.6 million to HK$2.9 million, representing a 26.1% increase from HK$2.3 million for the same period in 1996. The increase in gross rental income was due to the improvement of the occupancy rate in the Man Sang Industrial City facility located in Shenzhen, the People's Republic of China from 86.0% for the six-month period ended September 30, 1996 to 93% for the same period in 1997.

Selling, general and administrative expenses ("SG & A") during the six-month period ended September 30, 1997 totalled HK$29.0 million, consisting of HK$27.5 million attributable to pearl operations and HK$1.5 million attributable to real estate operations, compared with HK$20.1 million, consisting of HK$18.6 million attributable to pearl operations and HK$1.5 million attributable to real estate operations, during the same period in 1996, an increase of HK$8.9 million, or 44.3%. The increase in SG & A was primarily due to increased salaries for additional staff to support expanded operations, increased management compensation for one additional executive officer, an accrual for a special performance bonus of HK$2.5 million which was accrued at the end of fiscal 1997, increased provision for legal and professional fees due to increasing legal and professional fees expected to be incurred by MSIL, increased rental payments for the current administrative office, increased depreciation expenses in connection with the depreciation charged for certain fixed assets acquired in October 1996. As a percentage of net sales, SG & A for pearl operations increased from 15.6% for the six-month period ended September 30, 1996 to 19.7% for the same period in 1997, while SG & A for real estate operations decreased from 1.3% for the six-month period ended September 30, 1996 to 1.1% for the same period in 1997.

Gain on the disposal of fixed assets for the six-month period ended September 30, 1997 was HK$8.4 million which was principally derived from the sale of a leasehold property ("Leasehold Property") on May 1, 1997 for HK$11.0 million.

Interest income for the six-month period ended September 30, 1997 increased by HK$11.6 million to HK$11.9 million. The increase was primarily due to an interest income derived from the funds deposited for the subscription of the New Issue of MSIL.

Interest expense for the six-month period ended September 30, 1997 decreased by HK$0.5 million to HK$2.5 million, representing a 16.7% decrease from the interest expense of HK$3.0 million for the same period in 1996. The decrease was due principally to the decrease in the short-term bank borrowings. The decrease in short-term bank borrowings was due to the increased cash flow generated from internal operations and the sale of the Leasehold Property. The Company's average borrowing rate decreased to 9.7% per annum for the six-month period ended September 30, 1997 from 10.7% per annum for the same period in 1996.

Income taxes for the six-month period ended September 30, 1997 increase by HK$4.2 million to HK$5.1 million, representing a 466.7% increase from the income taxes of HK$0.9 million for the same period in 1996. The significant increase in the income taxes was due principally to the interest income of approximately HK$11.4 million derived from the funds deposited for the subscription of the New Issue of MSIL. Such interest income was treated as Subpart F income, taxable at 34% pursuant to the provisions of Section 951 through 964 of the Internal Revenue Code of 1986, as amended.

Although the Company has experienced strong growth during the six-month period ended September 30, 1997, the recent developments in the financial and currency markets in Asia and the general state of economy in certain South East Asian countries may affect, to a certain extent, the results of operations and financial condition of the Company for the remaining of the fiscal 1998, as some of the pearl products of the Company may be considered luxury consumer goods, the demand for which may be affected by the changes in the overall demand for luxury goods in Asian markets. However, because the Company produces, markets and sells a full range of pearls and pearl jewelry products and the Company has increased its marketing efforts in Europe and North America, resulting in Europe and North America accounting for an increased share of the Company's net sales for the six-month period ended September 30, 1997, compared with the same period in 1996, the Company is positioned to minimize any material adverse impact such recent developments in Asia may have on the Company.

Material Changes in Financial Condition, Liquidity and Capital Resources

At September 30, 1997, the Company had working capital of HK$ 279.1 million and a cash balance of HK$ 153.2 million, compared with working capital of HK$115.0 million and a cash balance of HK$16.9 million at March 31, 1997. The significant increase in working capital was attributable to the following reasons:

(a) net proceeds of approximately HK$123.6 million were received from the New Issues of MSIL;

(b) an interest income of about HK$11.4 million was earned from the funds deposited for the subscription of the New Issue of MSIL; and

(c) a combination of increased cash flow generated from internal operations and the proceeds from the sale of the Leasehold Property during the period ended September 30, 1997.

In addition, the Company had available working capital facilities totalling HK$88.1 million with various banks at September 30, 1997. Such banking facilities include letter of credit arrangements, import loans, overdraft protection and other facilities commonly utilized in jewelry business. All such banking facilities bear interest at floating rates generally based on prime lending rates and are subject to annual review. At September 30, 1997, the Company had utilized approximately HK$45.9 million of its credit facilities with HK$42.2 million unutilized.

The Company believes that funds to be generated from internal operations, the existing banking facilities and the proceeds from the offering of the New Issue will enable the Company to meet the working capital requirements in the foreseeable future. Additionally, the Company intends to use the proceeds from the initial public offering of MSIL to fund certain of its operating subsidiaries to expand the processing facilities for Chinese cultured and freshwater pearls, invest in pearl farms in major pearl producing countries, expand the purchasing power and processing facilities for South Sea pearls and Tahitian pearls, expand and promote the pearl jewellery business, improve and develop bleaching and polishing techniques and fund additional general working capital.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  None

ITEM 2.  CHANGES IN SECURITIES

                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 8, 1997, the 1997 annual meeting of shareholders of the Company was held at the Company's principal place of business in Hong Kong. 2,750,000 shares of common stock and 100,000 shares of Series A preferred stock, $.001 par value, representing in aggregate 76% of voting power were present either in person or by proxy. The following matters were submitted for voting in the meeting and were approved by all shareholders holding such 76% of voting power:

1. Election of eight directors of the Company nominated by the Board of Directors; and

2. Ratification of the continuing appointment of Deloitte Touche Tohmatsu as the Company's independent accounts.

ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORT OF FORM 8-K

(A)      Exhibits

Exhibit No.       Description

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

10.3     Man Sang Holding, Inc. 1996 Stock Option Plan (3)

10.4 Service Agreement, dated September 8, 1997, between Man Sang International Limited and Cheng Chung Hing

10.5 Service Agreement, dated September 8, 1997, between Man Sang International Limited and Cheng Tai Po

10.6 Service Agreement, dated September 8, 1997, between Man Sang International Limited and Hung Kwok Wing

10.7 Service Agreement, dated September 8, 1997, between Man Sang International Limited and Sio Kam Seng

10.8 Service Agreement, dated September 8, 1997, between Man Sang International Limited and Ng Hak Yee

10.9 Service Agreement, dated September 8, 1997, between Man Sang International Limited and Yan Sau Man Amy

13.1     Annual report to security holders (4)

27.1     Financial data schedule

--------------------------------------

(1) Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K dated January 8, 1996

(2) Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form 8-A dated June 17, 1996

(3) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1996

(4) Incorporated by reference to the Form 10-KSB/A for the fiscal year ended March 31, 1997

(B)      Report on Form 8-K:

Form 8-K
Dated September 12, 1997
Item reported :  Item 5 - MSIL's initial public offering

Form 8-K/A
Date of earlier event reported:  September 12, 1997
Item reported:  Item 5 - MSIL's initial public offering

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      MAN SANG HOLDINGS, INC.


Date:    November 14, 1997
                                                      /s/ Patrick Ng
                                                      Patrick Ng
                                                      Chief Financial Officer

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

10.3     Man Sang Holding, Inc. 1996 Stock Option Plan (3)

10.4 Service Agreement, dated September 8, 1997, between Man Sang International Limited and Cheng Chung Hing

10.5 Service Agreement, dated September 8, 1997, between Man Sang International Limited and Cheng Tai Po

10.6 Service Agreement, dated September 8, 1997, between Man Sang International Limited and Hung Kwok Wing

10.7 Service Agreement, dated September 8, 1997, between Man Sang International Limited and Sio Kam Seng

10.8 Service Agreement, dated September 8, 1997, between Man Sang International Limited and Ng Hak Yee

10.9 Service Agreement, dated September 8, 1997, between Man Sang International Limited and Yan Sau Man Amy

13.1     Annual report to security holders (4)

27.1     Financial data schedule

--------------------------------------

(1) Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K dated January 8, 1996

(2) Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form 8-A dated June 17, 1996

(3) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1996

(4) Incorporated by reference to the Form 10-KSB/A for the fiscal year ended March 31, 1997