Form 10-Q
period 1997-12-31
MAN SANG HOLDINGS INC
filed 1998-02-27
CIK 807630

                             MAN SANG HOLDINGS, INC.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

COMMISSION FILE NUMBER: 33-10639-NY

                             MAN SANG HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                NEVADA                             87-0539570
    (STATE OR OTHER JURISDICTION OF            (IRS EMPLOYER NO.)
     INCORPORATION OR ORGANIZATION)

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

         AS OF DECEMBER 31, 1997, 4,305,960 SHARES OF COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

                             MAN SANG HOLDINGS, INC.

                                      INDEX


                                                                                   Page Number
                                                                                   -----------
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
            Consolidated Balance Sheets -
                  December 31, 1997 and March 31, 1997..............................F-1
            Consolidated Statements of Income -
                  For the three months ended December 31, 1997 and 1996 and nine months ended December 31, 1997
                  and 1996..........................................................F-3
            Consolidated Statements of Cash Flows -
                  For the nine months ended December 31,1997
                  and 1996..........................................................F-4
            Notes to Condensed Consolidated
                  Financial Statements..............................................F-5

Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations..........................................................1

PART II - OTHER INFORMATION...........................................................5

SIGNATURE.............................................................................8

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
               (Amounts expressed in thousands except share data)


                                                                      DECEMBER 31, 1997          MARCH 31, 1997
                                                                     US$             HK$               HK$
                                                                     ---             ---               ---
ASSETS
Current assets:
    Cash and cash equivalents                                      10,885           84,138           16,928
    Accounts receivable, net of allowance for doubtful              6,093           47,101           47,505
         accounts of HK$1,192 as of December 31, 1997 and
         HK$1,000 as of March 31, 1997
     Inventories
         Raw materials                                                615            4,756           12,432
         Work in progress                                           7,854           60,713           39,531
         Finished goods                                            14,695          113,595           87,600
                                                                 --------         --------         --------
                                                                   23,164          179,064          139,563

     Prepaid expenses                                                 315            2,436            1,357
     Other current assets                                             907            7,010            3,795
     Marketable securities                                          1,601           12,374               --
     Income taxes receivable                                            2               15              437
                                                                 --------         --------         --------
              Total current assets                                 42,967          332,138          209,585

Long term investments                                                 702            5,430               --

Property, plant and equipment                                       5,992           46,315           41,086
     Accumulated depreciation                                      (1,338)         (10,344)          (8,224)
                                                                 --------         --------         --------
                                                                    4,654           35,971           32,862

Real estate investment                                              4,042           31,244           28,009
     Accumulated depreciation                                        (313)          (2,418)          (1,981)
                                                                 --------         --------         --------
                                                                    3,729           28,826           26,028
                                                                 --------         --------         --------
              Total  assets                                        52,052          402,365          268,475
                                                                 ========         ========         ========

               (Amounts expressed in thousands except share data)



                                                                        DECEMBER 31, 1997        MARCH 31, 1997
                                                                       US$             HK$             HK$
                                                                       ---             ---             ---
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term bank borrowings                                        196            1,515          51,596
     Current portion of long-term debt                                 288            2,228           1,498
     Accounts payable                                                2,415           18,670          23,882
     Accrued payroll and employee benefits                           1,233            9,534           7,832
     Other accrued liabilities                                       1,861           14,387           9,375
      Income taxes payable                                             415            3,208             395
                                                                   -------         --------         -------
              Total current liabilities                              6,408           49,542          94,578

Long-term debt
         Secured bank loans                                          1,486           11,486           8,333
         Capital lease obligations                                      80              617             169
                                                                   -------         --------         -------
                                                                     1,566           12,103           8,502

Minority interests                                                  10,862           83,963              --

Stockholders' equity:
Common stock, par value US$0.001                                         4               33              33
      - authorized:  25,000,000 shares;
         issued and outstanding: 4,305,960 shares
Series A preferred stock, par value US$0.001                            --                1               1
      - authorized, issued and outstanding: 100,000 shares;
         (entitled in liquidation to US$2,500 (HK$19,325))
Series B convertible preferred stock, par value US$0.001                --               --              --
      - authorized:  100,000 shares
Additional paid-in capital                                          17,608          136,112          46,059
Retained earnings                                                   15,649          120,963         117,840
Cumulative translation adjustments                                     (45)            (352)          1,462
                                                                   -------         --------         -------
              Total stockholders' equity                            33,216          256,757         165,395
                                                                   -------         --------         -------
              Total liabilities and stockholders' equity            52,052          402,365         268,475
                                                                   =======         ========         =======


      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31
               (Amounts expressed in thousands except share data)



                                                        THREE MONTHS ENDED DECEMBER 31,          NINE MONTHS ENDED DECEMBER 31,
                                                             1997                  1996               1997                 1996
                                                        US$          HK$            HK$         US$           HK$           HK$
                                                        ---          ---            ---         ---           ---           ---
Net sales                                              6,971        53,882        56,820       25,089       193,937       176,070
Cost of goods sold                                     4,141        32,010        35,449       15,074       116,520       110,717
                                                       -----        ------        ------       ------       -------       -------
Gross profit                                           2,830        21,872        21,371       10,015        77,417        65,353

Rental income, gross                                     175         1,352         1,355          554         4,286         3,678
Business tax                                               8            63            67           25           195           185
                                                       -----        ------        ------       ------       -------       -------
                                                         167         1,289         1,288          529         4,091         3,493

Selling, general and administrative expenses
   -  Pearls                                           1,821        14,077         8,764        5,383        41,608        27,407
   -  Real estate investment                             137         1,059         1,265          332         2,563         2,758
                                                       -----        ------        ------       ------       -------       -------
Operating income                                       1,039         8,025        12,630        4,829        37,337        38,681

Non-operating items
   -  Gain on disposal of property                         -             -             -        1,089         8,415             -
   -  Interest income                                    220         1,704           310        1,762        13,618           578
   -  Other income                                        28           217           370           85           654         1,221
   -  Interest expense                                    96           740         1,672          417         3,224         4,692
                                                       -----        ------        ------       ------       -------       -------
Income before income taxes                             1,191         9,206        11,638        7,348        56,800        35,788

Income taxes (credit)                                   (286)       (2,213)        1,107          380         2,934         2,010
                                                       -----        ------        ------       ------       -------       -------
Income before minority interests                       1,477        11,419        10,531        6,968        53,866        33,778

Minority interests                                       384         2,972             -          844         6,522             -
                                                       -----        ------        ------       ------       -------       -------
Net income                                             1,093         8,447        10,531        6,124        47,344        33,778
                                                       =====         =====        ======        =====        ======        ======

Basic earnings per common share                         0.25          1.96          2.45         1.42         11.00          9.41
                                                       =====         =====        ======        =====        ======        ======

Diluted earnings per common share                       0.24          1.83          2.45         1.38         10.70          8.48
                                                       =====         =====        ======        =====        ======        ======

      See accompanying notes to condensed consolidated financial statements

                      FOR THE NINE MONTHS ENDED DECEMBER 31
                        (Amounts expressed in thousands)

                                                                                      NINE MONTHS ENDED DECEMBER 31,
                                                                                             1997                1996
                                                                                       US$          HK$          HK$
                                                                                       ---          ---          ---
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                                            6,124       47,344       33,778
Adjustments to reconcile net income to net cash used in
   operating activities:
   Depreciation and amortization                                                        389        3,007        2,129
   (Gain) Loss on sale of property                                                   (1,089)      (8,415)         252
   Provision for doubtful debts                                                          25          192           --
   Minority interests                                                                   844        6,522           --
Changes in operating assets and liabilities:
   Accounts receivable                                                                   27          205      (11,729)
   Inventories                                                                       (5,220)     (40,352)     (56,377)
   Prepaid expenses                                                                    (140)      (1,081)       1,539
   Other current assets                                                                (420)      (3,250)         408
   Marketable securities                                                             (1,601)     (12,374)          --
   Income taxes receivable                                                               54          421           --
   Accounts payable                                                                    (629)      (4,866)         976
   Accrued payroll and employee benefits                                                221        1,708        1,264
   Other accrued liabilities                                                            654        5,058       (2,253)
   Income taxes payable                                                                 364        2,816        1,624
                                                                                    -------     --------     --------
Net cash used in operating activities                                                  (397)      (3,065)     (28,389)
                                                                                    -------     --------     --------

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                        (1,079)      (8,338)     (23,979)
    Expenditure on real estate investment                                              (421)      (3,257)          --
    Purchase of long-term investment                                                   (702)      (5,430)          --
    Proceeds from sale of property                                                    1,426       11,025          198
                                                                                    -------     --------     --------
Net cash used in investing activities                                                  (776)      (6,000)     (23,781)
                                                                                    -------     --------     --------

CASH FLOW FROM FINANCING ACTIVITIES:
    Increase in long-term debt                                                          750        5,796       10,360
    Repayment of long-term debt                                                        (189)      (1,464)        (504)
    Increase in short-term bank borrowings                                            9,480       73,281      120,055
    Repayment of short-term bank borrowings                                         (14,213)    (109,866)    (106,752)
    Increase in bank overdrafts                                                      30,933      239,114      303,204
    Repayment of bank overdrafts                                                    (32,679)    (252,611)    (301,922)
    Advances from related parties                                                        --           --          139
    Repayments to related parties                                                        --           --       (2,904)
    Net proceeds from issuance of shares by a subsidiary                             15,965      123,413           --
    Net proceeds from issuance of convertible preferred stock                            --           --       38,703
                                                                                    -------     --------     --------
Net cash provided by financing activities                                            10,047       77,663       60,379
                                                                                    -------     --------     --------

Net increase in cash and cash equivalents                                             8,874       68,598        8,209
Cash and cash equivalents at beginning of period                                      2,190       16,928        9,602
Exchange adjustments                                                                   (179)      (1,388)           4
                                                                                    -------     --------     --------
Cash and cash equivalents at end of period                                           10,885       84,138       17,815
                                                                                    =======     ========     ========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash (refund) paid during the period for:
     Interest and financing charges                                                     424        3,278        5,270
                                                                                    -------     --------     --------
     Income taxes                                                                       (39)        (301)         386
                                                                                    -------     --------     --------

      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997
                                   (UNAUDITED)

1.       INTERIM FINANCIAL PRESENTATION

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The March 31, 1997 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the annual report of Man Sang Holdings, Inc. (the "Holding Company," and together with its subsidiaries, the "Company") on Form 10-KSB for the fiscal year ended March 31, 1997 ("Fiscal 1997"). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented.

Since March 31, 1997, the Company has adopted the following additional policy regarding Marketable Securities:

Marketable Securities consist of investments in securities traded on the Hong Kong Stock Exchange, and are stated at market value. All marketable securities are defined as trading securities under the provision of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) and unrealized holding gains and losses are reflected in earnings. Market value is determined by the most recently traded price of the security at the balance sheet date. Net realized gains or losses are determined on the FIFO cost method.

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

The financial records of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of Hong Kong dollar amounts into United States dollars are for convenience only and have been made at the rate of HK$7.73 to US$1, the approximate free rate of exchange at December 31, 1997. Such translations should not be construed as representations that Hong Kong dollar amounts could be converted into United States dollars at that rate or any other rate.

3.       EARNINGS PER SHARE ("EPS")

Per share data is calculated using the weighted average number of shares of common stock outstanding during the period.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This statement provides for the calculation of basic and diluted EPS, which is different from the current calculation of primary and fully diluted EPS, and requires statement of such EPS information for all prior periods presented. In this regard, the computation of the basic and diluted EPS of common stock of the Company for the quarter ended December 31, 1996 and for the nine-month period ended December 31, 1996 are disclosed as follows:

The Company has 100,000 shares of authorized Series B Convertible Preferred Stock, par value US$0.001 per share ("Series B Preferred Stock"). In or around July 1996, the Company sold and issued 6,760 shares of Series B Preferred Stock for an aggregate purchase price of US$6.76 million. Shares of Series B Preferred Stock were convertible into shares of common stock commencing on or after 45 days following the sales of such shares of Series B Preferred Stock. Each share of Series B Preferred Stock was convertible into the number of shares of common stock determined by dividing US$1,000 by an amount equal to the lesser of (i) the market price of the common stock on the closing date of the sale of such shares of Series B Preferred Stock or (ii) 70% of the average closing bid price of the common stock for the five trading days preceding the conversion. All 6,760 shares of Series B Preferred Stock were converted into 5,223,838 shares of common stock, of which 5,219,448 shares were issued in Fiscal 1997, before the 1-for-4 reverse stock split which the Company effected in October 1996, and the balance of 4,390 shares of common stock issuable upon conversion of Series B Preferred Stock were issued as 1,098 shares of common stock (post reverse stock split) during the nine-month period ended December 31, 1997.

For the quarter ended December 31, 1996, the weighted average number of shares of common stock issued upon the conversion of Series B Preferred Stock were 5,218,614. After giving effect to the 1-for-4 reverse stock split effected in October 1996, the weighted average number of shares of common stock outstanding for the quarter was 4,304,862.

For the nine-month period ended December 31, 1996, the weighted average number of shares of common stock issued upon the conversion of Series B Preferred Stock were 2,361,121. After giving effect to the 1-for-4 reverse stock split effected in October 1996, the weighted average number of shares of common stock outstanding for the period was 3,590,280.

                                                              For the Quarter Ended December 31, 1996
                                                     Earnings                   Shares                    EPS
                                                     (Numerator)                (Denominator)
                                                     -----------                -------------
                                                     HK$                        HK$
Basic EPS
Net income available
to common stockholders                               10,531,000                 4,304,862                 2.45
                                                                                                          ====
Effect of dilutive
Securities Series B
Preferred Stock                                              --                        --
                                                     ----------                 ---------

Diluted EPS
Net income available to
common stockholders,
including conversion                                 10,531,000                 4,304,862                 2.45
                                                     ==========                 =========                 ====


                                            For the Nine Months Ended December 31, 1996
                                            Earnings                   Shares                    EPS
                                            (Numerator)                (Denominator)
                                            -----------                -------------
                                            HK$                        HK$
Basic EPS
Net income available
to common stockholders                      33,778,000                 3,590,280                 9.41
                                                                                                 ====

Effect of dilutive
Securities Series B
Preferred Stock                                    -                     393,623
                                            ----------                 ---------

Diluted EPS
Net income available to
common stockholders,
including conversion                        33,778,000                 3,983,903                 8.48
                                            ==========                 =========                 ====


Pursuant to the Man Sang Holdings, Inc. 1996 Stock Option Plan (the "Plan"), the Holding Company granted, on September 16, 1997, non-qualified stock options (the

"Holding Company Options") to the directors and certain senior employees of the Company to purchase, in aggregate, 850,000 shares of common stock of the Holding Company, at an exercise price of US$1.22 per share (which represented 85% of the fair market value of the common stock on the date of grant as determined pursuant to Article 6.2 of the Plan). Fifty percent (50%) of such Holding Company Options are exercisable on or after September 16, 1998 and the balance are exercisable on or after September 16, 1999; however, no Holding Company Option may be exercised after September 16, 2007.

On September 8, 1997, Man Sang International Limited, a subsidiary incorporated in the British Virgin Islands ("MSIL"), adopted a share option scheme (the "Scheme") to grant options to purchase MSIL ordinary shares (the "MSIL Options") to any full-time employee of MSIL or any of MSIL's subsidiaries (an "MSIL Employee"). Pursuant to the Scheme, MSIL may, at any time until the end of the day on September 7, 2007, and from time to time, grant MSIL Options to any MSIL Employee, at an exercise price of not less than 80% of the average of the closing prices of MSIL ordinary shares on The Stock Exchange of Hong Kong Limited for the five trading days immediately preceding the date of grant or the nominal value of MSIL ordinary shares of HK$0.10 per share, whichever is higher. The maximum number of shares in respect of which MSIL Options may be granted under the Scheme may not exceed such number of shares as shall represent 10% of the issued share capital of MSIL from time to time excluding any shares issued upon the exercise of MSIL Options granted pursuant to the Scheme.

Pursuant to the Scheme, the MSIL Options may be exercised by the grantee at any time during the two-year option period commencing on the expiry of six months after the date on which such MSIL Option is accepted and expiring on the last day of the two-year period or the end of the day on September 7, 2007, whichever is earlier.

MSIL granted, on October 16, 1997 and December 3, 1997, MSIL Options to certain MSIL Employees to purchase 38,600,000 and 8,650,000 ordinary shares of MSIL respectively, at the exercise price of HK$0.6208 per share and HK$0.446 per share respectively. The MSIL Options granted were accepted by grantees on October 20, 1997 and December 8, 1997 respectively. They may be exercised during the two-year periods commencing April 20, 1998 and June 8, 1998 respectively.

In light of the dilutive effect of the Holding Company Options and the MSIL Options, the computation of the basic and diluted earnings per share of common stock of the Company for the quarter and the nine-month period ended on December 31, 1997 are disclosed as follows:


                                            For the Quarter Ended December 31, 1997
                                            Earnings                   Shares                    EPS
                                            (Numerator)                (Denominator)
                                            -----------                -------------
                                            HK$                        HK$
Basic EPS
Net income available to
common stockholders                         8,447,000                  4,305,960                 1.96
                                                                                                 ====
Dilutive Holding Company                           -                     301,322
Options

Dilutive MSIL Options                          (36,281)                        -
                                            ----------                 ---------
Diluted EPS
Income available to
common stockholders,
assuming exercise of
all Holding Company Options &
MSIL Options                                8,410,719                  4,607,282                 1.83
                                            =========                  =========                 ====


                                            For the Nine Months Ended December 31, 1997
                                            Earnings                   Shares                    EPS
                                            (Numerator)                (Denominator)
                                            -----------                -------------
                                            HK$                        HK$
Basic EPS
Net income available to
common stockholders                         47,344,000                 4,305,960                 11.0
                                                                                                 ====
Dilutive Holding Company Options                    -                    116,106

Dilutive MSIL Options                          (16,929)                       -
                                            ----------                 ---------
Diluted EPS
Income available to
common stockholders,
assuming exercise of
all Holding Company Options &
MSIL Options                                47,327,071                 4,422,066                 10.7
                                            ==========                 =========                 ====

Based on the above calculations, the Holding Company Options and the MSIL Options had no material dilutive effect on the basic EPS for the quarter ended December 31, 1997 and the nine-month period ended December 31, 1997. The Company has elected to account for the Holding Company Options using the Fair Value Method. The fair value of each Holding Company Option was calculated to be US$0.63 using the Black-Scholes Model, with the assumptions as follows:

(a) risk free interest rate of 5.9%;

(b) no dividends shall be paid;

(c) expected life of 2 years; and

(d) expected volatility of 63%.

The effect on consolidated EPS of warrants issued by MSIL, which enable its holders to purchase ordinary shares of MSIL, was not included in the computation of diluted EPS because the exercise price of the warrants was greater than the average market price of such ordinary shares.

4.       NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In June 1997, the FASB issued two new disclosure standards. Results of operations and financial position will not be affected by implementation of these new standards.

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by, and distributions to, owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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

5.       SIGNIFICANT EVENTS

On November 8, 1997, the Company made an investment of Reminbi 5.1 million (HK$5 million) for a 19.5% stake in a pearl farm located in Nan'ao County in Guangdong Province of the People's Republic of China through a cooperative joint venture. The total investment and registered capital of the joint venture is Reminbi
26.16 million.

On December 18, 1997, one of the Company's subsidiaries entered into a provisional agreement to purchase certain real property located at Flat A on 33rd floor of Valverde, 11 May Road, Hong Kong for HK$15,050,000. The Company intends to hold such property on a long-term basis and provide accommodation to senior executives in such property. The Company paid a sum of HK$1,505,000 as deposit, and on January 2, 1998, entered into an Agreement for Sale and Purchase for such property.

On January 19, 1998, the Company's Board of Directors approved a capital investment of approximately HK$8 million to renovate, improve and expand the Company's pearl processing plant in the People's Republic of China.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Nine-Month Period Ended December 31, 1997 Compared to Nine-Month Period Ended December 31, 1996

Net sales during the nine-month period ended December 31, 1997 totaled HK$194.0 million, representing a 10.1% increase, compared to net sales of HK$176.0 million during the same period in 1996. The increase in net sales was mainly attributable to the increase by 25.3% in the sales of cultured pearls during the period over the same period in 1996.

Gross profit for the nine-month period ended December 31, 1997 increased by HK$12.1 million to HK$77.4 million, representing a 18.5% increase over the gross profit of HK$65.3 million for the same period in 1996. As a percentage of net sales, gross profit increased from 37.1% for the nine-month period ended December 31, 1996 to 39.9% for the same period in 1997. The increase in gross profit and gross profit margin resulted from increased sales and an increased proportion of sales of higher margin cultured pearls. Cultured pearls, including Chinese cultured pearls, Japanese cultured pearls, Tahitian pearls and South Sea pearls, represented 76.7% of net sales during the nine-month period ended December 31, 1997, compared with 67.4% during the same period in 1996.

Gross rental income for the nine-month period ended December 31, 1997 increased by HK$0.6 million to HK$4.3 million, representing a 16.5% increase from HK$3.7 million for the same period in 1996. The increase in gross rental income was due principally to the increase in rental rate of the Man Sang Industrial City facility located in Shenzhen in Guangdong Province, People's Republic of China, despite the decrease in occupancy rate from 93% for the nine-month period ended December 31, 1996 to 82% for the same period in 1997.

Selling, general and administrative expenses ("SG & A") during the nine-month period ended December 31, 1997 totaled HK$44.2 million, consisting of HK$41.6 million attributable to pearl operations and HK$2.6 million attributable to real estate operations, compared with HK$30.2 million, consisting of HK$27.4 million attributable to pearl operations and HK$2.8 million attributable to real estate operations, during the same period in 1996, an increase of HK$14 million, or 46.4%. The increase in SG & A was primarily due to increased salaries for additional staff to support expanding operations, increased management compensation for one additional executive officer, an accrual for a special performance bonus of HK$3.75 million which were accrued at year end of fiscal 1997, increased provision for increased legal and professional fees expected to be incurred by MSIL in order to comply as a public company the rules and regulations of The Stock Exchange of Hong Kong Limited and other regulatory bodies, increased rental payments for the current administrative office, increased depreciation expenses attributable to certain fixed assets acquired in October 1996. As a percentage of net sales, SG & A for pearl operations increased from 15.6% for the nine-month period ended December 31, 1996 to 21.5% for the same period in 1997, while SG & A for real estate operations decreased from 1.6% for the nine-month period ended December 31, 1996 to 1.3% for the same period in 1997.

Gain on disposal of property for the nine-month period ended December 31, 1997 was HK$8.4 million which was principally derived from the sale of a leasehold property ("Leasehold Property") on May 1, 1997 for HK$11.0 million.

Interest income for the nine-month period ended December 31, 1997 increased by HK$13.0 million to HK$13.6 million. The increase was principally due to an interest income earned from the funds deposited for the subscription of the initial public offering of MSIL.

Interest expense for the nine-month period ended December 31, 1997 decreased by HK$1.5 million to HK$3.2 million, representing a 31.3% decrease from the interest expense of HK$4.7 million for the same period in 1996. The decrease was due principally to the decrease in short-term bank borrowings. The decrease in short-term bank borrowings was due to the increased cash flow generated from internal operations, the sale of the Leasehold Property and the new funds raised from the initial public offering of MSIL. The Company's average short-term bank borrowing rate was 9.871% per annum for the nine-month period ended December 31, 1997 and it was 9.5% per annum for the same period in 1996.

Income taxes for the nine-month period ended December 31, 1997 increased by HK$0.9 million to HK$2.9 million, representing a 46.0% increase from the income taxes of HK$2.0 million for the same period in 1996. The significant increase in the income taxes was principally due to the interest income of approximately HK$11.4 million derived from the funds deposited for the subscription of the initial public offering of MSIL. Such interest income was treated as Subpart F income pursuant to the provisions of Sections 951 through 964 of the Internal Revenue Code of 1986, as amended.

Three-Month Period Ended December 31, 1997 to Three-Month Period Ended December, 1996

Net sales during the quarter ended December 31, 1997 totalled HK$53.9 million, representing a 5.2% decrease, compared to net sales of HK$56.8 million during the same period. Nevertheless, the gross profit for the quarter ended December 31, 1997 increased by HK$0.5 million, representing a 2.3% increase as compared to the gross profit of the corresponding period of the prior year. The gross profit margin increased from 37.6% for the quarter ended December 31, 1996 to 40.6% for the same period in 1997. The increase in gross profit and gross profit margin resulted from increased sales of higher margin cultured pearls. Cultured pearls represented 79.0% of net sales during the quarter ended December 31, 1997, compared with 68.9% during the same period in 1996. Due to the seasonality of the Company's business, the third quarter of each fiscal year is normally a low season.

Gross rental income for the quarter ended December 31, 1997 had an insignificant decrease as compared with the same period of prior year. This was due to the increase in gross rental rate together with the decrease in occupancy rate of the Man Sang Industrial City facility.

SG & A during the quarter ended December 31, 1997 totalled HK$15.1 million, consisting of

HK$14.1 million attributable to pearls operations and HK$1.0 million attributable to real estate operations, compared with HK$10.0 million, consisting of HK$8.8 million attributable to pearl operations and HK$1.3 million attributable to real estate operations, during the same period in 1996, an increase of HK$5.1 million, or 50.9.%. The increase in SG & A was primarily due to increased salaries for additional staff to support expanding operations, increased management compensation for one additional executive officer, an accrual for a special performance bonus of HK$1.25 million which were not accrued in the same period of prior year, increased provision for increased legal and professional fees expected to be incurred by MSIL in order to comply as a public company the rules and regulations of The Stock Exchange of Hong
Kong Limited and other regulatory bodies. As a percentage of net sales, SG & A for pearl operations increased from 15.4% for the quarter ended December 31, 1996 to 26.1% for the same period in 1997, while SG & A for real estate operations decreased from 2.2% for the quarter ended December 31, 1996 to 2.0% for the same period in 1997.

Interest income for the quarter ended December 31, 1997 increased by HK$1.4 million to HK$1.7 million. Interest expense for the quarter ended December 31, 1997 decreased by HK$1.0 million to HK$0.7 million. These were principally due to the increased working capital arisen from cash flow generated from internal operations, proceeds from sales of the Leasehold Property, the new funds raised from the issue of shares by MSIL and the decrease in short-term borrowings.

Income taxes credit of HK$2.2 million for the quarter ended December 31, 1997 was arisen from the overprovision for income taxes in the prior period.

Although the Company has experienced strong growth during the nine-month period ended December 31, 1997, the recent developments in the financial and currency markets in Asia and the general state of economy in certain Asian countries may affect, to a certain extent, the results of operations and financial condition of the Company for the remaining of the fiscal 1998, as some of the pearl products of the Company may be considered luxury consumer goods, the demand for which has been affected to a certain extent by the changes in the overall demand for luxury goods in Asian markets. However, because the Company produces, markets and sells a full range of pearls and pearl jewellery products and the Company has increased its marketing efforts in Europe and North America, resulting in Europe and North America accounting for an increased share of the Company's net sales for the nine-month period ended December 31, 1997, compared with the same period in 1996, the Company's management believes the Company is positioned to minimize any material adverse impact such recent developments in Asia may have on the Company.

Material Changes in Financial Condition, Liquidity and Capital Resources

At December 31, 1997, the Company had working capital of HK$ 282.6 million and cash of HK$84.1 million, compared with working capital of HK$115.0 million and cash of HK$16.9 million at March 31, 1997. The significant increase in working capital was attributable to the following reasons:

(a) net proceeds of approximately HK$123.6 million was raised from the initial public offering of MSIL;

(b) interest income of about HK$11.4 million was earned from funds deposited for subscription monies of the initial public offering of MSIL; and

(c) a combination of increased cash flow generated from internal operations and the proceeds from the sale of the Leasehold Property during the nine-month period ended December 31, 1997.

In addition, the Company had available working capital facilities totaling HK$81.6 million with various banks at December 31, 1997. Such banking facilities include letter of credit arrangements, import loans, overdraft protection and other facilities commonly utilized in the jewellery business. All such banking facilities bear interest at floating rates generally based on prime lending rates and are subject to annual review. At December 31, 1997, the Company had utilized approximately HK$1.5 million of its credit facilities with HK$80.1 million unutilized.

The Company believes that funds to be generated from internal operations, the existing banking facilities and the new equity funds raised by MSIL will enable the Company to meet the working capital requirements in the foreseeable future.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

         Pursuant to the Man Sang Holdings, Inc. 1996 Stock Option Plan (the "Plan"), the Holding Company granted, on September 16, 1997, non-qualified stock options (the "Holding Company Options") to the directors and certain senior employees of the Company to purchase, in aggregate, 850,000 shares of common stock of the Holding Company, at an exercise price of US$1.22 per share (which represented 85% of the fair market value of the common stock on the date of grant as determined pursuant to Article 6.2 of the Plan). Fifty percent (50%) of such Holding Company Options are exercisable on or after September 16, 1998 and the balance are exercisable on or after September 16, 1999; however, no Holding Company Option may be exercised after September 16, 2007. The Holding Company granted the Holding Company Options in accordance with Rule 701 promulgated under the Securities Act of 1933, as amended.

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

         10.3              Man Sang Holding, Inc. 1996 Stock Option Plan (3)

         10.4 Service Agreement, dated September 8, 1997, between Man Sang International Limited and Cheng Chung
                           Hing (5)

         10.5 Service Agreement, dated September 8, 1997, between Man Sang International Limited and Cheng Tai Po (5)

         10.6 Service Agreement, dated September 8, 1997, between Man Sang International Limited and Hung Kwok
                           Wing (5)

         10.7 Service Agreement, dated September 8, 1997, between Man Sang International Limited and Sio Kam Seng (5)

         10.8 Service Agreement, dated September 8, 1997, between Man Sang International Limited and Ng Hak Yee (5)

         10.9 Service Agreement, dated September 8, 1997, between Man Sang International Limited and Yan Sau Man
                           Amy (5)

         10.10 Contract dated November 8, 1997, between Nan'ao Shaohe Pearl Seawater Culture Co., Ltd. of Guangdong Province, People's Republic of China, Man Sang Jewellery Co., Ltd. of Hong Kong and Chung Yuen Company o/b Golden Wheel Jewellery Mfr. Ltd. of Hong Kong to establish a cooperative joint venture in Nan'ao County, Guangdong Province, People's Republic of China

         10.11 Agreement dated January 2, 1998, between Overlord Investment Company Limited and Excel Access Limited, a subsidiary of the Company, pursuant to which Excel Access Limited will purchase certain real property located at Flat A, 33rd Floor, of Valverde, 11 May Road, Hong Kong for HK$15,050,000

         13.1              Annual report to security holders (4)

         27.1              Financial data schedule

         99.1 Share Option Scheme of Man Sang International Limited, a subsidiary of the Company

------------------------------------------------

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


(5) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997

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


                                        MAN SANG HOLDINGS, INC.


Date:    February 27, 1998
                                                 /s/ Patrick Ng
                                                 Patrick Ng
                                                 Chief Financial Officer

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

10.2              Tenancy Agreement, dated June 24, 1996, between Same Fast
                  Limited and Man Sang Jewellery Company Limited (3)

10.3              Man Sang Holding, Inc. 1996 Stock Option Plan (3)

10.4              Service Agreement, dated September 8, 1997, between Man Sang
                  International Limited and Cheng Chung Hing (5)

10.5              Service Agreement, dated September 8, 1997, between Man Sang
                  International Limited and Cheng Tai Po (5)

10.6              Service Agreement, dated September 8, 1997, between Man Sang
                  International Limited and Hung Kwok Wing (5)

10.7              Service Agreement, dated September 8, 1997, between Man Sang
                  International Limited and Sio Kam Seng (5)

10.8              Service Agreement, dated September 8, 1997, between Man Sang
                  International Limited and Ng Hak Yee (5)

10.9              Service Agreement, dated September 8, 1997, between Man Sang
                  International Limited and Yan Sau Man Amy (5)

10.10             Contract dated November 8, 1997, between Nan'ao Shaohe Pearl
                  Seawater Culture Co., Ltd. of Guangdong Province, People's
                  Republic of China, Man Sang Jewellery Co., Ltd. of Hong Kong and Chung Yuen Company o/b Golden Wheel Jewellery Mfr. Ltd.
                  of Hong Kong to establish a cooperative joint venture in Nan'ao County, Guangdong Province, People's Republic of
                  China

10.11             Agreement dated January 2, 1998, between Overlord Investment
                  Company Limited and Excel Access Limited, a subsidiary of the Company, pursuant to which Excel Access Limited will purchase certain real property located at Flat A, 33rd Floor, of Valverde, 11 May Road, Hong Kong for HK$15,050,000

13.1              Annual report to security holders (4)

27.1              Financial data schedule

99.1 Share Option Scheme of Man Sang International Limited, a subsidiary of the Company


-----------------------------------------

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


(5) Incorporated by reference to the exhibits filed with the Compnay's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997