Form 10-K405
period 1998-03-31
MAN SANG HOLDINGS INC
filed 1998-06-29
CIK 807630

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE FISCAL YEAR ENDED MARCH 31, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO ___________.

                         COMMISSION FILE NO. 33-10639-NY

                             MAN SANG HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

            NEVADA                                   87-0539570
  (State or other jurisdiction          (I.R.S. Employer Identification Number)
of incorporation or organization)


21st Floor, Railway Plaza, 39 Chatham Road South
      Tsimshatsui, Kowloon, Hong Kong
  (Address of principal executive offices)                      (Zip Code)



        REGISTRANT'S TELEPHONE NUMBER, INCLUDE AREA CODE: (852) 2317 5300 Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $0.001 par value
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No __

         Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $3,111,920 as of June 1, 1998, based upon the closing price on the NASD Electronic Bulletin Board reported for such date. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer of affiliate status is not necessarily a conclusive determination for other purposes.

         4,305,960 shares of Common Stock Issued and Outstanding as of June 1, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

         No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) or (c) are incorporated by reference in this report.

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I   ........................................................................................................ 1
         ITEM 1.           BUSINESS.............................................................................. 1
         ITEM 2.           PROPERTIES........................................................................... 13
         ITEM 3.           LEGAL PROCEEDINGS.................................................................... 15
         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE
                           OF SECURITY HOLDERS.................................................................. 15
         ITEM 5.           MARKET FOR COMMON EQUITY
                             AND RELATED STOCKHOLDER MATTERS.................................................... 15

PART II

         ITEM 6.           SELECTED FINANCIAL DATA.............................................................. 16
         ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL  CONDITION AND
                             RESULTS OF OPERATIONS.............................................................. 17
         ITEM 8.           FINANCIAL STATEMENTS................................................................. 26
         ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                             ON ACCOUNTING AND FINANCIAL DISCLOSURE............................................. 27

PART III

         ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS,
                             PROMOTIONS AND CONTROL PERSONS;
                             COMPLIANCE WITH SECTION 16(a)
                             OF THE EXCHANGE ACT................................................................ 28
         ITEM 11.          EXECUTIVE COMPENSATION............................................................... 31
         ITEM 12.          SECURITY OWNERSHIP OF CERTAIN
                             BENEFICIAL OWNERS AND MANAGEMENT................................................... 38
         ITEM 13.          CERTAIN RELATIONSHIPS AND
                              RELATED TRANSACTIONS.............................................................. 39

PART  IV

         ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS OF FORM 8-K............................................................ 41

SIGNATURES...................................................................................................... 44

FINANCIAL STATEMENTS

                                     PART I

ITEM 1. BUSINESS

GENERAL AND ORGANIZATION CHART

Man Sang Holdings, Inc. (the "Company"), through its subsidiaries, is primarily engaged in (i) the purchasing, processing, assembling, merchandising, and wholesale distribution of pearls and pearl jewellery products; and (ii) the management and leasing of a commercial real estate complex in Shenzhen, People's Republic of China (the "PRC"). The structure of the Company is as follows:-

ORGANIZATION CHART OF MAN SANG GROUP


                                    MAN SANG
                                 HOLDINGS, INC.
                                    (Nevada)
                                       |
                              (Investment holding)
                                      100%
                                       |
                             Man Sang International
                                (B.V.I.) Limited
                                    (B.V.I.)
                                       |
                              (Investment holding)
                                     73.02%
                                       |
                                       |
                                    MAN SANG
                                 INTERNATIONAL
                                   LIMITED
                                  (Bermuda)
                                       |
                              (Investment holding)
                                      100%
                                       |
                                    Man Sang
                               Enterprise Limited
                                    (B.V.I.)
                                       |
                              (Investment holding)
                                       |

             100%                            100%                           100%                           100%

       Man Sang Jewellery               Sokeen Limited                Hong Kong Man Sang               Golden Concord
        Company Limited                 (Hong Kong)                  Investments Limited               (Asia) Limited
          (Hong Kong)                                                   (Hong Kong)                     (Hong Kong)

  (Trading of pearl products
    and investment holding)             (Inactive)                   (Investment holding)               (Investment holding)


  100%               100%             100%                   100%              100%               100%                100%

Asean Gold        Overseas South     Man Hing           Tangzhu Jewellery    Peking Pearls      Excel Access         Wealth-In
 Limited          Pearls Limited   Goods Jewellery       Goods (Shenzhen)   Company Limited       Limited        Investment Limited
 (B.V.I.)         (Hong Kong)       (Shenzhen)             Co. Ltd.          (Hong Kong)        (Hong Kong)         (Hong Kong)
                                     Co. Ltd.              (P.R.C.)
                                     (P.R.C.)

(Investment       (Trading       (Real estate leasing   Purchasing &         (Trading        (Property holding)   (Property holding)
  holding)         of pearl       & pearl jewellery      processing of        of pearl
                   products)      assembling)           freshwater pearls     products)
                                                        & of larger
                                                        size saltwater          100%
                                                        cultured pearls)
                                                                           Damei Pearls
                                                                             Jewellery
                                                                          Goods (Shenzhen)
                                                                             Co. Ltd.
                                                                             (P.R.C.)

                                                                          (Purchasing &
                                                                            processing
                                                                          of smaller size
                                                                            saltwater
                                                                          cultured pearls)

HISTORY OF THE COMPANY

The Company was incorporated in the State of Nevada in November of 1986 under the name of SBH Ventures, Inc. The Company was originally incorporated as a "blind pool" company for the purpose of acquiring an operating business. In March of 1987, the Company completed a public offering of 20,000,000 shares of common stock raising net proceeds of approximately $171,000.* Subsequently, in November 1991, the Company, in connection with a merger with an operating company, changed its name to UNIX Source America, Inc. and effected a 1-for-20 reverse stock split of its common stock. The operations of the merged companies proved unsuccessful and the Company ceased such business operations in 1992. In January 1996, the Company again effected a reverse split of its common stock on approximately a 1-for-14 basis and, following such reverse split, issued 11,000,000 shares of common stock, par value $0.001 per share ("Common Stock") and 100,000 shares of Series A Preferred Stock, par value $0.001 per share ("Series A Preferred Stock") in exchange (the "Exchange") for all of the outstanding securities of Man Sang International (B.V.I.) Limited, a British Virgin Islands company ("Man Sang BVI"). Pursuant to the terms of the Exchange, the Company changed its name to Man Sang Holdings, Inc. and assumed the operations of Man Sang BVI. The management of Man Sang BVI then assumed control of the Company.

During the period from April to July 1996, the Company, in reliance on Regulation S promulgated under the U.S. Securities Act of 1933, as amended, sold and issued 6,760 shares of Series B Convertible Preferred Stock, par value $0.001 per share ("Series B Preferred Stock"), for an aggregate purchasing price of $6.76 million. All 6,760 shares of Series B Preferred Stock were converted into 5,223,838 shares of Common Stock, of which 5,219,448 shares were issued in fiscal 1997 before a 1-for-4 reverse stock split which the Company effected in October 1996, and the balance of 4,390 shares of Common Stock issuable upon conversion of Series B Preferred Stock were issued as 1,098 shares of Common Stock (post reverse stock split) during fiscal 1998.

--------
         *Unless otherwise indicated as Hong Kong dollars or HK$, all financial information contained herein is presented in U.S. dollars. The translations of Hong Kong dollar amounts into US dollars are for reference purpose only and have been made at the exchange rate of HK$7.73 for US$1, the approximate free rate of exchange at March 31, 1998. The Hong Kong dollar has been "pegged" to the U.S. dollar since October 1983. The so-called "peg" is the Linked Exchange Rate System under which certificates of indebtedness issued by the Hong Kong Exchange Fund, which the three banks that issue the Hong Kong currency are required to hold as backing for the issue of Hong Kong dollar notes, are issued and redeemed against US dollars at a fixed exchange rate of HK$7.8 to US$1. In practice, therefore, any increase in note circulation is matched by a U.S. dollar payment to the Exchange Fund, and any decrease in note circulation is matched by U.S. dollar payment from the Exchange Fund. In the foreign exchange market, the exchange rate of Hong Kong dollar continues to be determined by forces of supply and demand. Against the fixed exchange rate for the issue and redemption of certificates of indebtedness, the market exchange rate generally stays close to the rate of HK$7.73 to US$1.

On July 30, 1997, Man Sang International Limited ("MSIL") was incorporated as an exempted company under the Companies Act 1981 of Bermuda. On September 8, 1997, Man Sang BVI acquired MSIL and underwent a corporate reorganization. Thereafter, MSIL held directly or indirectly the interests of various operating subsidiaries in Hong Kong and the PRC.

On September 26, 1997, MSIL successfully listed on The Hong Kong Stock Exchange Limited and completed an initial public offering ("IPO") of 127,500,000 shares (the "Shares") of HK$0.1 each at HK$1.08 per share with warrants in the proportion of one warrant for every five shares raising the net proceeds of approximately HK$123.6 million. Every warrant entitles the holder thereof to subscribe for one Share at an exercise price of HK$1.3 from the date of issue up to and including March 31, 1999. After MSIL's IPO, Man Sang BVI holds 73.02% or 345 million Shares, and warrants to purchase 69 million Shares, of MSIL's capital stock.

The foundation of the group of companies comprising the Company and its subsidiaries (the "Group") was laid in early 1980's when Cheng Chung Hing, Ricky formed Man Sang Trading Hong, a freshwater pearl trading company and Cheng Tai Po formed Peking Pearls Company, a Japanese cultured pearl trading company. As the business of the Group developed, Man Sang Jewellery Company Limited and Peking Pearls Company Limited were formed in Hong Kong in 1988 and 1991 respectively to continue the trading operations of the Group. Subsequently, the Group expanded its operations to include pearl processing with the establishment of Man Hing Jewellery Goods (Shenzhen) Co., Ltd. ("Man Hing") in 1992 to process and assemble freshwater pearls and Chinese cultured pearls, and Damei Pearls Jewellery Goods (Shenzhen) Co., Ltd. ("Damei") in 1995 to assume and expand the Chinese cultured pearl processing operations of Man Hing. In view of the continuous expansion of Chinese cultured pearls business, in December 1996, the Group set up a subsidiary, Tangzhu Jewellery Goods (Shenzhen) Co., Ltd. ("Tangzhu") in the PRC to specialize in purchasing and processing Chinese cultured pearls of larger sizes with diameter from 6mm and above and, to a lesser extent, in processing other cultured pearls. As a result, Damei started to concentrate on the purchasing and processing of cultured pearls of smaller size with diameter below 6mm. The business of purchasing and processing of Chinese freshwater pearls was also transferred from Man Hing to Tangzhu whilst Man Hing started to concentrate on the pearl jewellery assembling business.

In order to facilitate the growth in existing operations and expansion into processing operations, and to diversify its revenues, in 1991, the Group commenced construction of a 24 building industrial facility in Shenzhen, People's Republic of China ("Man Sang Industrial City") for use in pearl processing and corporate administration (5 buildings) and for lease to third party industrial users (19 buildings). See "Item 1 - Business - Real Estate Leasing Operations" and "Item 2 - Properties".

PEARL OPERATIONS

Pearl Industry

The use of pearls in jewellery dates back over 1,500 years in China. Large scale commercial pearl production began in Japan in the late 19th century. The farming, production and trading of pearls to meet demand for pearl jewellery is a mature industry. Today's pearl industry and its growth are affected by consumer preferences, worldwide economic conditions and availability of supply.

In today's pearl market, pearls are divided into two categories, i.e. freshwater pearls and saltwater cultured pearls. Saltwater cultured pearls are, in turn, divided into Japanese cultured pearls, Chinese cultured pearls, Tahitian pearls and South Sea pearls.

In the Company's opinion, in recent years and especially since late 1996, Japan is losing its long held dominance in the cultured pearl industry to the PRC as
(i) Japanese cultured pearls have been in poor harvests and have become more expensive than they were previously, although such increase in prices may have been partially offset by the depreciation of the Japanese yen; (ii) customers increasingly regard Chinese cultured pearls to be close substitutes to Japanese cultured pearls; (iii) increasingly cultured pearls are cultivated and processed in the PRC; and (iv) Chinese cultured pearls are competitively priced. In addition, Japan does not appear to be in a position to increase its supply of cultured pearls in 1998, and Chinese cultured pearls may eventually replace Japanese cultured pearls of comparable qualities and sizes. This would be the case as long as the PRC cultured pearl industry continues to maintain competitive prices, improve pearl quality and expand its product lines. The Company expects the supply of Chinese cultured pearls ranging in size from 5mm to 7mm to be generally available and reliable, and the supply of Chinese cultured pearls ranging in size from 7mm to 9mm to become available in the near future. However, strong demand from the United States and Europe for pearls, together with supply shortage of Japanese cultured pearls, may lead to an increase in the prices of Chinese cultured pearls in the coming year.

Tahitian pearls are sourced from French Polynesia and the Cook Islands, while South Sea pearls are sourced mainly from Australia, Papua New Guinea, Indonesia and the Philippines. These pearls are generally more expensive and are considered superior in quality when compared to either Japanese or Chinese cultured pearls, and cannot be easily substituted by the latter. Since the beginning of the economic downturn in various Asian countries in late 1997, although the demand for Tahitian pearls and South Sea pearls decreased in those countries, demand from the United States and Europe for such pearls continue to grow. Therefore, in 1997, when Tahitian pearls decreased in supply, they actually increased in value and improved in quality. Also, due to the relative scarcity of and growing demand for South Sea pearls, their prices have been increasing steadily in the past years.

China is a major supplier of freshwater pearls. While the quantity of freshwater pearls supplied from processing factories in China has decreased since 1996, the quality has improved and the prices have been stable. The Company anticipates that the Chinese freshwater pearl market will remain stable, with steady improvement in quality, in the foreseeable future.

Business Strategy

While the Company continues to provide a full range of pearls and pearl jewellery products to jewellery manufacturers, wholesalers and retailers at competitive prices, the Company's management team ("Management") has identified saltwater cultured pearls as offering a higher gross profit margin than freshwater pearls, and has taken steps to increase saltwater cultured pearls in the Company's product mix. In fiscal year 1998, the Company made an investment of Reminbi 5.1 million (approximately HK$4,730,000) for a 19.5% stake in a pearl farm located in the PRC through a cooperative joint venture. The farm has a sea area of 500 hectares and can cultivate up to 18.5 million oysters. Management believes the farm can produce cultured pearls of diameter up to 9mm. Also in fiscal year 1998, the Company purchased new bleaching and processing equipment, and made a one-year agreement with a Japanese Company to upgrade the Company's pearl bleaching techniques in order to increase the added value of processed pearls. The Company increased its marketing efforts in Europe and North America by making extra trips to visit existing and potential customers personally and to educate them on the Company's products. The Company anticipates that it will maintain its focus on saltwater cultured pearls in fiscal year 1999, and plans to continue to increase its market penetration through internal growth, strategic acquisitions, expansion of existing product lines and introduction of new product lines.

Products

The Company presently offers six products lines including pearl jewellery, freshwater pearls, Chinese cultured pearls, Japanese cultured pearls, South Sea pearls and Tahitian pearls. Freshwater pearls are available in a variety of shapes with sizes ranging from 2mm to 10mm. Freshwater pearls are generally less expensive than cultured pearls with wholesale prices typically ranging from $2 to $300 per 16 inch strand depending on size, grade and shape. Saltwater cultured pearls generally are round in shape and range in size from 5mm to 18mm. South Sea and Tahitian pearls are considered to be the highest quality saltwater cultured pearl and typically the largest and most expensive followed by Japanese cultured pearls and Chinese cultured pearls. Wholesale prices of cultured pearls typically range from $13 to $85,000 per 16 inch strand.

The following table illustrates by pearl category the typical range of size and wholesale price of cultured pearls the Company sells, with price variations within each category reflecting size and qualitative differences:

                                                                    SIZE  PRICE/16 INCH STRAND
                                                                      mm                  US$
Chinese cultured pearls                                            5  - 7.5             13 - 500

Japanese cultured pearls                                           7  - 10             150 - 4,000

Tahitian pearls                                                    8  - 16           1,300 - 17,000

South Sea pearls                                                   10 - 18           2,800 - 85,000

The Company also offers fully assembled pearl jewellery, including necklaces, earrings, rings, pendants, broaches, bracelets, watches, cufflinks, and similar miscellaneous pearl products. For the three years ended March 31, 1998, as a percentage of the Company's total sales, sales of pearls and assembled pearl products by category was as follows:

                                                     Loose                               Assembled
          Year                                 and Strands Pearls                    Pearls Jewellery
          ----                                 ------------------                    ----------------
                                            Freshwater  Cultured                Freshwater  Cultured
                                                  %           %                      %         %
         1998                                    57           96                     43        4

         1997                                    70           97                     30        3

         1996                                    70           99                     30        1

Purchasing

The Company purchases (i) Chinese cultured pearls from pearl farms and other suppliers in the coastal areas of the southern part of the PRC, including Guangdong and Guangxi Provinces, (ii) Japanese cultured pearls from pearl farms and other suppliers in Japan, (iii) South Sea pearls from pearl farms and suppliers in Hong Kong, Australia and Japan; (iv) Tahitian pearls from pearl farms and suppliers in French Polynesia; and (v) freshwater pearls from pearl farms and other suppliers in the eastern part of the PRC, including Jiangsu and Zhejiang Provinces.

The Company's purchase of pearls is conducted by its full-time and well-trained purchasing staff from the Company's offices in Hong Kong and Shenzhen in the PRC, and a special purchasing office in Zhangjiang in the PRC, the site of the largest Chinese cultured pearl farm. The purchasing staff maintains regular contacts with pearl farms and other suppliers in the PRC, Japan and Hong Kong, enabling the Company to buy directly from farmers whenever possible, to secure the best prices available for pearls and to gain access to a larger quantity of pearls. Management and the purchasing staff meet regularly to assess existing and anticipated pearl demand. The purchasing staff in turn inspects and purchases pearls in the quantities and of the quality and nature necessary to meet existing and estimated demand.

The Company has no long term purchase contracts, and instead negotiates the purchase of pearls on an as needed basis to correspond with expected demand. While the Company constantly seeks to capitalize on its volume purchasing and relationship with farmers and suppliers to secure the best pricing and quality when purchasing pearls and other jewellery raw materials, the Company generally purchases raw materials from suppliers at prices approximately prevailing market prices. The Company believes that there are numerous alternate supply sources and that the termination of the Company's relationship with any of its existing sources would not materially adversely affect the Company. To date, the Company has not experienced any difficulty in purchasing raw materials.

For the year ended March 31, 1998, the five largest suppliers of the Company accounted for approximately 40.5% (1997: 38.4%) of the Company's total purchases, with the largest supplier accounting for approximately 17.5% (1997:
17.2%) of the Company's total purchases.

For the year ended March 31, 1998, approximately 68.1% of the Company's purchases was made in Reminbi, with the remaining amount settled in Japanese Yen, French francs, Hong Kong dollars or US dollars. It is the Company's policy to enter into derivative contracts such as forward contracts and options to hedge against foreign exchange fluctuations whenever necessary.

Processing and Assembly

Pearl processing and assembly are conducted at the Company's facilities in Shenzhen, PRC. Freshwater pearl processing and assembling operations presently occupy approximately 9,472 square feet and employ 90 workers while cultured pearl processing and assembly operations occupy approximately 29,816 square feet and employ 288 workers. The average compensation per factory worker is US$77 per month while average supervisory compensation is US$168 per month.

The Company, with the assistance of specialists from Japan, has trained its work force to implement advanced Japanese bleaching technology. Each worker performs a specific function and is supervised by an officer and technical assistants who are university graduates with chemical technology training and also specialised training by industry specialists from Japan. Prior to participation in pearl processing operations, each worker is required to participate in an extensive on-the-job training program utilizing poor quality pearls for demonstration and training purposes.

Pearl processing occurs in batches or production cycles. Raw pearls and other materials transported to the Company's processing facilities in Shenzhen PRC are first sorted, medically bleached and, if necessary, drilled. This process, excluding drilling, takes approximately 21 days for freshwater pearls and approximately 70 days for saltwater cultured pearls. Drilling takes approximately 10 days. Next, the pearls are cleaned, dried, waxed, graded, sorted, strung, and if necessary, packaged. The entire production cycle takes approximately 30 days for freshwater pearls and approximately 100 days for saltwater cultured pearls.

Where appropriate, processed pearls are then incorporated into finished jewellery products. Assembly and finishing may include the addition of clasps, decorative jewellery pieces, or other specialty work requested by the customers to produce finished jewellery pieces.

The Company presently has facilities and pearl processing personnel to produce approximately 20,000 kg of freshwater pearls and 10,400 kg of cultured pearls annually, compared to capacity for 20,000 kg of freshwater pearls and 8,000 kg of cultured pearls in fiscal year 1997. Fiscal year 1998 production totaled approximately 12,946 kg of freshwater pearls and 8,513 kg of cultured pearls, compared to the production of 15,100 kg of freshwater pearls and 6,300 kg of cultured pearls in fiscal year 1997. The Company presently also has adequate assembly and finishing personnel and facilities to produce approximately one million pieces of finished jewellery annually.

Upon completion of manufacturing, pearls are shipped to the Company's offices in Hong Kong where they are stored for inspection by potential buyers.

Marketing

The Company markets its products from its facilities in Hong Kong. The Company's sales staff which is divided into regional groups, presently markets freshwater pearls, Chinese cultured pearls, Japanese cultured pearls, Tahitian pearls and South Sea pearls.

The Company's marketing and sales staff maintains on-going communications with a broad range of jewellery distributors, manufacturers and retailers worldwide to assure that customers' pearl requirements are fully satisfied. The Company's marketing and sales staff regularly visits all major pearl markets and jewellery trade shows to display products, establish contacts with potential customers and evaluate market trends. Apart from attending trade shows and servicing customers, the Company's marketing and sales force principally operates from the Company's headquarters in Hong Kong, where buyers personally visit and inspect the Company's products and place orders. As part of its marketing efforts, the Company has established an Internet webpage to introduce the Company and to advertise the Company's products. In addition, the Company has increased its efforts to market pearls and jewellery products to customers in Europe and North America.

Customers

The Company's customers consist principally of wholesale distributors and mass merchandisers in Europe, the United States, Hong Kong and other Asian countries. In fiscal 1998, no customer accounted for more than 10 percent of the Company's sales. For the year ended March 31, 1998, the five largest customers of the Company accounted for approximately 17.7% (1997: 20%) of the Company's sales with the largest customers accounted for approximately 4.9% (1997: 7.3%) of the Company's sales. As at March 31, 1998, the Company had approximately 600 customers. The Company has no long-term contract with any customer. Most of the Company's customers have been its customers for a number of years. The Company does not believe that the loss of any one customer will have a material adverse effect on its financial condition or results of operations.

The Company's policy is to denominate all its sales in either US dollars or Hong Kong dollars. Since Hong Kong dollar remained "pegged" to the U.S. dollar throughout fiscal year 1998, the Company's sales proceeds have thus far had very minimal exposure to foreign exchange fluctuations. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Risks Associated with Weak Asian Economies." With respect to currency exchange risks for fiscal year 1999, see "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risks Associated with Weak Asian Economies."

The following table sets forth by region and by product the sales of the Company for the three years ended March 31, 1998:

                                          1998                                1997                               1996
                                    HK$'000      %                     HK$'000     %                      HK$'000      %
Cultured Pearls

North America                        53,587    20.5                     33,233    13.3                     18,037    8.7
Europe                               65,633    25.0                     45,926    18.5                     29,413   14.2
Hong Kong                            31,762    12.1                     39,205    15.8                     33,293   16.1
Other Asian countries                39,614    15.1                     43,874    17.7                     21,556   10.4
Others                                8,457     3.2                      9,695     4.0                      6,913    3.3
                                    -------    ----                    -------    ----                    -------    ----
Sub-total                           199,053    75.9                    171,933    69.3                    109,212   52.7
                                    -------    ----                    -------    ----                    -------    ----

Freshwater Pearls

North America                         5,265     2.0                      5,819     2.3                      3,685     1.8
Europe                               11,734     4.5                     17,247     6.9                     19,503     9.4
Hong Kong                             3,705     1.4                      8,192     3.3                     11,941     5.8
Other Asian countries                 8,362     3.2                     13,638     5.5                     26,769    12.9
Others                                1,814     0.7                      2,120     0.9                      7,350     3.6
                                    -------    ----                    -------    ----                    -------    ----
Sub-total                            30,880    11.8                     47,016    18.9                     69,248    33.5
                                    -------    ----                    -------    ----                    -------    ----
Assembled pearl
 jewellery                           32,225    12.3                     29,291    11.8                     28,464    13.8
                                    -------    ----                    -------    ----                    -------    ----

Total                               262,158     100                    248,240     100                    206,924     100
                                    =======     ===                    =======     ===                    =======     ===

A majority of sales (by dollar amount) in Hong Kong are for re-export to North America and Europe.

Seasonality

The Company's sales are seasonal in nature. The bulk of the Company's sales occur during the months of March, June and September (due to major international jewellery trade shows held in Hong Kong in these three months). Accordingly, the results of any interim period are not necessarily indicative of the results that might be expected during a full year.

The following table sets forth the Company's unaudited net sales for the fiscal years indicated:-

                                                     Fiscal Year Ended March 31,
                                           1998                               1997                      1996
                                    HK$'000      %                     HK$'000     %              HK$'000      %
                                    -------      -                     -------     -              -------      -
First Quarter                        67,021    25.6                     55,847   22.5             44,177     21.4
Second Quarter                       73,034    27.9                     63,403   25.5             71,015     34.3
Third Quarter                        53,882    20.5                     56,820   22.9             42,894     20.7
Fourth Quarter                       68,221    26.0                     72,170   29.1             48,838     23.6

Total                               262,158     100                    248,240    100            206,924     100
                                    =======    ====                    =======   ====            =======     ====

Competition

With the exception of several large Japanese cultured pearl and South Sea pearl suppliers, the pearl business is highly fragmented with limited brand name recognition or consumer loyalty. Selection is generally a function of design appeal, perceived value and quality in relationship to price.

Internationally, the Company faces intense competition. The principal historical competitors of the Company in the Japanese cultured, Tahitian and South Sea pearl markets are Japanese companies. Firms such as Tasaki, Mikimoto, Tokyo and
K. Otsuki are the largest traders and distributors of such pearls. Nevertheless, their competitiveness could be impaired by the current weakness in Japan's economy, and the poor harvest of Japanese cultured pearls.

Locally, the Company competes with approximately 60 companies in Hong Kong that engage actively in the freshwater pearl and Chinese cultured pearl business. Most of such local companies are small operators and some are engaged only in pearl trading. In addition to genuine pearls, the Company must compete with synthetically produced pearls.

The Company believes that it is competitive in the industry because of its advanced pearl processing and bleaching techniques, and processing facilities in the PRC which allow the Company to process pearls at lower cost than many of its competitors and because it is a leading purchaser and distributor of Chinese cultured pearls. In addition, the Company provides one-stop shop convenience to customers and has historically maintained a close relationship with its customers. Therefore, although competition is intense, the Company believes that it is well positioned in the pearl industry. However, in a highly competitive industry where many competitors have substantially greater technical, financial and marketing resources than the Company, new competitors may enter into the market and customer preferences may change unpredictably, and there can be no assurance that the Company will remain competitive.

REAL ESTATE LEASING OPERATIONS

Facilities

In connection with its expansion into pearl processing and assembling operations, the Company acquired land use rights with respect to, and constructed, an industrial complex ("Man Sang Industrial City") located in Gong Ming Zhen, Shenzhen Special Economic Zone, PRC in September 1991. The land use rights with a total site area of approximately 472,291 square feet acquired by the Company with respect to Man Sang Industrial City have a duration of fifty years starting from September 1, 1991. The Company acquired the land use rights relating to Man Sang Industrial City and constructed such facility for approximately $3.4 million.

At March 31, 1998, Man Sang Industrial City consists of 23 buildings encompassing a total gross floor area of approximately 518,231 square feet. Nineteen of the buildings in Man Sang Industrial City are factory buildings and four are living quarters. In addition to factories, dormitories and shops, Man Sang Industrial City has green zones, playgrounds and other amenities typically offered in industrial/living complexes in the PRC.

In February 1998, the Company demolished one building in Man Sang Industrial City that contained shops and a restaurant in order to provide a site on which to build a pearl processing plant. The net book value of the block was HK$188,096. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Commitment."

Leasing and Management

The Company presently utilizes five buildings in Man Sang Industrial City for pearl processing and assembly, administration and to house employees. The remaining facilities are leased to third party industrial users; primarily foreign investors and non-polluting light industry.

The Company employs a staff of 27 persons to provide required management, leasing, maintenance and security for Man Sang Industrial City.

As of March 31, 1998, the 18 buildings in Man Sang Industrial City, other than the five buildings utilized for the Company's pearl operations, were under lease to third party industrial users. Such facilities are typically offered under leases ranging in duration from one year to three years. As of March 31, 1998, the gross rental income from Man Sang Industrial City was approximately HK$5.3 million compared to approximately HK$5.4 million for fiscal 1997. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Year Ended March 31, 1998 Compared to Year Ended March 31, 1997 - Rental Income."

In addition to Man Sang Industrial City, the Company owns rental properties in Hong Kong ("Hong Kong Rental Properties") which were leased to independent third parties. The Hong Kong Rental Properties consist of the properties as follows:-

a. 957 square feet at Wing Tuck Commercial Building, Room 407, 177 - 183 Wing Lok Street, Hong Kong, leased for annual rental income totalling approximately HK$172,260 for fiscal year 1998, at the same level as in fiscal year 1997;

b. 3,586 square feet at Unit 14 and half of Unit 15 of the 6th floor, Block A, Focal Industrial Centre, 21 Man Lok Street, Kowloon, Hong Kong. A tenancy agreement for Unit 14 and half of Unit 15 was made on March 25, 1998 at a monthly rental of HK$28,000 for a term of 3 years starting from June 1, 1998.

Competition

Competition for facilities such as Man Sang Industrial City is intense in the Shenzhen Special Economic Zone. Because of economic incentives available for businesses operating in the Shenzhen Special Economic Zone, numerous facilities have been constructed to house such businesses. While a number of competing facilities may offer greater amenities and may be operated by companies having greater resources, and additional facilities may be constructed, the Company believes that Man Sang Industrial City is competitive with other similar facilities in the Shenzhen Special Economic Zone based on both the quality of facilities and lease rates.

Employees

As of May 31,1998, the Company had 539 employees. None of the employees is governed by collective bargaining agreements and the Company considers its relations with its employees to be satisfactory. The breakdown of employees by function is as follows:-

                                                      Hong Kong            PRC             Total
                                                      ---------            ---             -----
Senior management                                         5                  -                5
Marketing and sales                                      17                  -               17
Purchasing                                                3                  4                7
Finance and accounting                                    9                  8               17
Processing and logistics                                  7                415              422
Human resources and administration                       13                 31               44
Real estate leasing                                       -                 27               27
                                                     ----------        ---------        ----------
                                                         54                485              539
Total                                                ==========        ==========       ==========

YEAR 2000 COMPLIANCE

The Year 2000 Issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g. 97 for 1997). On January 1, 2000, any clock or date recording mechanism including date sensitive software which uses only two digits to represent the year, may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

The Company is using both internal and external resources to identify significant applications that will require modification, and to make such modifications, to ensure Year 2000 Compliance. The Company plans to complete and test the modifications of all significant applications by March 31, 1999.

The Company has planned to communicate with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's system, would not have a material adverse effect on the Company.

The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

ITEM 2. PROPERTIES

HONG KONG

The head office of the Group at 21st Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong has a gross floor area of approximately 10,880 square feet. The Company is leasing such space from July 1, 1996 to June 30, 1999, with an optional renewal term of three years upon expiry of the tenancy.

Until December 10, 1997, the Company leased a commercial unit at Office A, 5th floor, Eastern Flower Centre, Nos. 22 and 24 Cameron Road, Kowloon, Hong Kong for use as a showroom and office for its pearl jewellery business. The gross floor area of the premises is approximately 928 square feet. The tenancy agreement commenced on December 11, 1995 and expired on December 10, 1997. During fiscal year 1998, the lease payment with respect to this premises was approximately HK$189,505. After the expiry of the term, the Company did not renew the tenancy agreement and the pearl jewellery business was moved to Company-owned premises at Focal Industrial Centre.

The Company owns an investment property at Room 407, Wing Tuck Commercial Centre, 177 - 183 Wing Lok Street, Sheung Wan, Hong Kong. The gross floor area of the premises is approximately 957 square feet. It is rented to an independent third party. See "Item 1 - Business - Real Estate Leasing Operations - Leasing and Management" above.

In July 1997, the Company acquired Units 14, 15 and 16 on 6th Floor of Block A, Focal Industrial Centre, No. 21, Man Lok Street, Kowloon, Hong Kong for a consideration of approximately HK$8,568,400. The floor areas of the units are 2,412 sq. ft., 2,349 sq. ft and 1,585 sq. ft. respectively. The Group used Unit 16 and half of Unit 15 as showroom and office for pearl jewellery business. Unit 14 and half of Unit 15 are leased out to an independent third party. See "Item 1
- Business - Real Estate Leasing Operations - Leasing and Management" above.

In October 1997, the Company purchased a car-parking space at No. L30 on the Ground Floor of Focal Industrial Centre, No. 21, Man Lok Street, Kowloon, Hong Kong for a consideration of HK$950,000.

The Company owns a residential flat with a gross floor area of approximately 2,643 sq. ft. on the 17th Floor, and a parking space on 2nd Floor, at Silvercrest, 24 MacDonnell Road, Hong Kong, which it uses as the Chairman's residence.

On May 1, 1997, the Company sold certain real property located at Flat C, 28th Floor, Glory Heights, 52 Lyttleton Road, Hong Kong, together with one parking space in the building (the "Leasehold Property"), for approximately HK$11.0 million, resulting in a net capital gain in the amount of approximately HK$8.4 million. Prior to the sale, the Company used the Leasehold Property as the residence of the Chairman of the Company.

On March 16, 1998, the Company purchased a flat with a gross floor area of approximately 1,063 sq. ft. on 33rd Floor of Valverde, 11 May Road, Hong Kong for a consideration of approximately HK$15,050,000. The Company intends to hold such property on a long-term basis and provide accommodation to senior executives in such property.

PEOPLE'S REPUBLIC OF CHINA

As noted above, the Company owns the land use rights to the site of Man Sang Industrial City for a term of 50 years from September 1, 1991 to September 1, 2041. On March 31, 1998, Man Sang Industrial City consists of 23 buildings encompassing a total gross floor area of approximately 518,231 sq. ft. The Company presently utilizes most of the units in five buildings for pearl processing, administration and staff accommodation. The remaining 18 buildings, amounting to approximately 437,794 sq. ft. of floor space and representing approximately 84.5% of the total gross floor space of Man Sang Industrial City, are leased to independent third parties and industrial users not connected with the Company.

In February 1998, the Company demolished one building in Man Sang Industrial City that contained shops and a restaurant in order to provide a site on which to build a pearl processing plant.

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor its property is subject to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended March 31, 1998.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock has been quoted on the National Association of Securities Dealers, Inc. Electronic Bulletin Board since 1987 and is traded under the symbol "MSHI". However, the market for these securities has historically been extremely limited and sporadic, particularly during the period prior to the Exchange.

The high and low bid prices for the Company's Common Stock for each quarter, and on the last day of each quarter, during the Company's last two fiscal years were as follows:-

Period                                 Over the quarter             On the last day of quarter
                                    High              Low              High             Low
                                    ----              ---              ----             ---
                                       $                $                 $                $
1998

June 30, 1997 (*)                   2.87             1.12              1.62             1.37
September 30, 1997 (*)              2.25             1.37              1.81             1.75
December 31, 1997 (*)               2.125            1.37              1.37             1.37
March 31, 1998 (*)                  1.75             0.625             1.44             1.25

1997

June 30, 1996                       3.87             3.00              3.50             3.00
September 30, 1996                  3.50             1.00              1.28             1.13
December 31, 1996 (*)               6.00             3.50              3.81             3.50
March 31, 1997 (*)                  3.50             1.75              2.875            2.875

 (*) Bid prices reflect 1-for-4 reverse stock split effective on October 10, 1996.

The above bid information is provided by Bloomberg LP, and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transaction.

HOLDERS

The number of record holders of the Company's Common Stock as of May 31, 1998 was 236. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

DIVIDENDS

The Company has not paid any dividends with respect to its Common Stock during the two preceding fiscal years, and does not intend to pay dividends in the foreseeable future.

ITEM 6.           SELECTED FINANCIAL DATA

Set forth below is certain selected consolidated financial data for the Company and its subsidiaries covering the fiscal years ended March 31, 1998, 1997, 1996, 1995 and 1994, and the selected balance sheet data at March 31 of each such year. This summary should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements provided in Item 7 and 8 respectively, of this Report on Form 10-K.

(Amounts expressed in thousands except share data)

FOR THE YEAR                            1998           1997           1996          1995         1994
                                        HK$             HK$            HK$           HK$          HK$
Net sales                             262,158        248,240        206,924        158,754        150,464
Gross profit                          104,746         96,467         70,045         42,148         36,960
Rental income-Gross                     5,446          5,591          3,785          3,699            893
SG & A
 - for net sales                       53,841         52,247         33,577         19,691         17,147
 - for rental                           3,509          3,312          2,259          2,060          1,592
Operating income                       52,842         46,499         37,994         24,096         19,114
Interest expense                        3,685          6,320          5,651          3,085          1,071
Interest Income                         3,335            744            434            270            156
Non-operating income                   21,595            844            240           --             --
Income before
 - income taxes (N2)                   74,087         41,767         33,017         21,281         18,199
Income taxes                            3,543          1,132          1,434          1,463          3,453
Minority Interests                     11,576           --             --             --             --
Net income (N2)                        58,968         40,635         31,583         19,818         14,746
Net income
 - per share (N3)                       13.70          10.79          11.23           7.21           5.36
Depreciation and
 amortization                           4,056          3,110          3,247          2,746          2,068
Interest coverage                        4.74          13.14          14.61          12.66           5.56
Gross profit margin(%)                  39.96           38.9           33.9           26.5           24.6

AT MARCH 31                             1998              1997               1996              1995              1994
                                         HK$               HK$                HK$               HK$               HK$
Working capital                        292,275           115,007            43,714            10,286            (5,289)
Property, plant
 and equipment, net                     50,711            32,862             9,697            11,221            26,471
Real estate
 investment, net                        30,084            26,028            26,199            26,355             5,783
Total Assets                           403,350           268,475           173,241           156,726           106,285
% Return on Total Assets                 14.62             15.14             18.23             12.64             13.87
Long-term Debt                          19,342             8,502               178               522             1,067
Total Liabilities (excluding
   minority interest)                   44,192           103,080            93,809           109,386            80,387
Minority interests                      88,944              --                --                --                --
Shareholders' equity                   270,214           165,395            79,432            47,340            25,898
Net Book value
  per share (N3)                         62.76             43.92             28.24             17.21              9.42
% Return on
  shareholders' equity                   21.82             24.57             39.76             41.86             56.94
Gearing Ratio (N4)                        0.42              0.37              0.72              0.98                 1
Weighted average shares
  outstanding (N3)                   4,305,458         3,766,454         2,812,500         2,750,000         2,750,000

N1: The financial data for the years ended March 31, 1996, 1995 and 1994 is proforma, and has been prepared as if the Group structure resulting from Man Sang BVI's merger in January 1996 with Unix Source America, Inc. was in existence from April 1, 1994 through March 31, 1996. See "Item 1 - Business - History of the Company."

N2: Income before income taxes and net income is from continuing operations.

N3: Per share data and weighted average shares outstanding have been retroactively restated to give effect to the 1-for-4 reverse split in 1997.

N4: "Gearing ratio" represents the ratio of the Company's total debts and minority interests to shareholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. The following discussion of results of operation, liquidity and capital resources, derivative instruments, seasonality and inflation should be read in conjunction with the financial statements and the notes thereto included elsewhere herein.

OVERVIEW

In fiscal year 1998, the Company increased saltwater cultured pearls, with a higher profit margin, in its product mix, and increased in marketing efforts in Europe and North America. Net sales, gross profits and gross profit margin all increased, although selling, general and administrative expenses also increased at a slower pace. To improve the long-term stability of supply of saltwater cultured pearls and to gain a more thorough understanding in the Company's suppliers, the Company made an investment in a saltwater cultured pearl farm in the PRC. In addition, the Company acquired new machines to improve quality and efficiency in the processing of pearls. Finally, the Company's subsidiary, MSIL, successfully completed a public offering of its shares, and the Group used proceeds from such offering to develop its core business and to provide working capital.

RESULTS OF OPERATIONS

The following table sets forth for the fiscal years indicated certain items from the Consolidated Statements of Income expressed as a percentage of net sales:

                                                                              Year Ended March 31,
                                                                    1998              1997             1996
                                                                    ----              ----             ----
                                                                      %                 %                 %
Net sales                                                           100.0            100.0             100.0
Cost of Sales                                                        60.0             61.1              66.1
                                                                     ----             ----              ----
Gross Profit                                                         40.0             38.9              33.9
Rental Income, Gross                                                  2.1              2.3               1.8
                                                                      ---              ---               ---
                                                                     42.1             41.2              35.7
Selling, General and Administrative Expenses                         21.9             22.4              17.3
                                                                     ----             ----              ----
Operating Income                                                     20.2             18.8              18.4
Interest Expense                                                     (1.4)            (2.5)             (2.7)
Interest Income                                                       1.3              0.3               0.2
Non-operating Income                                                  8.2              0.3               0.1
                                                                      ---              ---               ---
Income Before Income Taxes                                           28.3             16.9              16.0
Provision for Income Taxes                                            1.4              0.5               0.7
                                                                      ---              ---               ---
Net Income before minority interest                                  26.9             16.4              15.3

Minority Interests                                                    4.4                -                 -
                                                                      ---             ----              ----

Net Income                                                           22.5             16.4              15.3
                                                                     ====             ====              ====

YEAR ENDED MARCH 31, 1998 COMPARED TO YEAR ENDED MARCH 31, 1997

Net Sales and Gross Profit

Net sales increased by HK$13.9 million, or 5.6%, to HK$262.2 million in fiscal 1998 from HK$248.2 million in the prior year. The increase in net sales was attributable to the implementation of the Company's plan to alter its sales mix with an emphasis on increasing sales of higher margin cultured pearls. Cultured pearls represented 78.6% of net sales in fiscal 1998 as compared to 71.7% of net sales in the prior year.

Gross profit increased by HK$8.3 million, or 8.6%, to HK$104.7 million for fiscal 1998 compared to HK$96.5 million for the prior year. As a percentage of sales, gross profit increased from 38.9% to 40.0%. The increase in gross profit and gross profit margins resulted from the overall increase in sales and an increase in the percentage of higher margin cultured pearls.

Rental Income

Gross rental income decreased by HK$0.1 million, or 2.6%, to HK$5.4 million for fiscal 1998 compared to HK$5.6 million for the prior year. The insignificant decrease was due to the increase in gross rental rate together with the decrease in occupancy rate of the Man Sang Industrial City facility.

Selling, General and Administrative Expenses ("SG & A")

SG & A expenses were HK$57.4 million, consisting of HK$53.8 million attributable to pearl operations and HK$3.5 million attributable to real estate operations, for fiscal 1998, an increase of approximately HK$1.8 million, or 3.2%, from HK$55.6 million, consisting of HK$52.2 million attributable to pearl operations and HK$3.3 million attributable to real estate operations, during 1997. The insignificant increase in SG & A was primarily due to effective cost control exercised during fiscal 1998 in spite of the fact that the marketing and promotion costs increased by HK$0.8 million or 22.9% to HK$4.3 million from HK$3.5 million in the prior year. As a percentage of net sales, SG & A from pearl operations decreased from 21.0% in fiscal 1997 to 20.5% in fiscal 1998, while SG & A from real estate operation was 1.3% in fiscal 1998, at the same level as in fiscal 1997.

Interest Income

Interest income for fiscal 1998 increased by HK$2.6 million to HK$3.3 million from HK$0.7 million in fiscal 1997, principally due to interest income from the increased working capital raised from MSIL's IPO.

Income In Respect of Subscription Monies Received on Subsidiary's Public
Offering

In MSIL's IPO, each subscriber for shares deposited his or her subscription money into an escrow account for up to five days before the closing of the offering (the "Five-Day Period"), which money earned interest. MSIL did not have any beneficial interest in the funds held in the escrow account over the Five-Day Period (e.g., MSIL was not allowed to withdraw any funds in the account during the Five-Day Period). Since interest income is generally defined as compensation for the use of one's money, interest income earned over the Five-Day Period should be the subscribers' interest income, not MSIL's.

Pursuant to an agreement between each subscriber and MSIL (the "Subscription Agreement"), immediately after the Five-Day Period (i.e., upon the completion of the offering and allotment of MSIL's shares), however, MSIL received all funds in the escrow account, less any "unused principal" (i.e., funds deposited for subscription of MSIL shares that were not allotted to the subscribers). Therefore, under the Subscription Agreement, the subscribers paid MSIL their interest income earned over the Five-Day Period as a fee for their opportunity to purchase MSIL's shares.

Interest Expense

Interest expense decreased by HK$2.6 million, or 41.7%, to HK$3.7 million for fiscal 1998, from HK$6.3 million for the comparable period in the prior year. The decrease in interest expense was due principally to (i) increased working capital arisen from cash flow generated from internal operations, proceeds from sales of the Leasehold Property, and the new funds raised from the issue of shares by MSIL, and (ii) decrease in short-term working capital borrowing. The Company's average borrowing rate increased to 10.25% per annum for fiscal 1998 as compared to 9.3% for the prior year.

Income Taxes

Income taxes and provision therefor for fiscal 1998 increased by HK$2.4 million to HK$3.5 million, representing a 213.0% increase from the income tax of HK$1.1 million for the same period in 1997. Such significant increase was principally due to:-

- increase in operating income arisen from the increase in net sales and gross profit;

- a prudent and conservative provision for what the Company considers to be an unlikely contingency. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Year Ended March 31, 1998 Compared to Year Ended March 31, 1997 - Income In Respect Of Subscription Monies Received on Subsidiary's Public Offering";

- a PRC subsidiary, which was exempted from PRC income taxes in fiscal 1997, started paying income tax at a rate of approximately 7.5% during fiscal 1998 under the Income Tax Law of the PRC.

Pursuant to the Income Tax Law of the PRC, the Company's three operating subsidiaries, namely Man Hing, Damei Pearls and Tangzhu, located in the Shenzhen Special Economic Zone, are eligible for an exemption from PRC income taxes on their processing operations for two years starting from the first profitable year of operation in the calendar year of 1994, 1995 and 1997 respectively and are entitled to a 50% relief from PRC income tax for the following three years under the Income Tax Law of the PRC. The exemption applicable to these companies will expire in 1999, 2000 and 2002 respectively. The exemption does not apply to rental income.

YEAR ENDED MARCH 31, 1997 COMPARED TO YEAR ENDED MARCH 31, 1996

Net Sales and Gross Profit

Net sales increased by HK$41.3 million, or 20.0%, to HK$248.2 million in fiscal 1997 from HK$206.9 million in the prior year. The increase in net sales was attributable to the implementation of the Company's plan to alter its sales mix with an emphasis on increasing sales of higher margin cultured pearls. Cultured pearls represented 71.7% of net sales in fiscal 1997 as compared to 55.9% of net sales in the prior year.

Gross profit increased by HK$26.4 million, or 37.7%, to HK$96.5 million for fiscal 1997 compared to HK$70.0 million for the prior year. As a percentage of sales, gross profit increased from 33.9% to 38.9%. The increase in gross profit and gross profit margins resulted from the overall increase in sales and an increase in the percentage of higher margin cultured pearls.

Rental Income

Gross rental income increased by HK$1.8 million, or 47.7%, to HK$5.6 million for fiscal 1997 compared to HK$3.8 million for the prior year. The increase in gross rental income was attributable to an increase in occupancy rate from 71.4% to 84.2% in the Man Sang Industrial City facility located in the PRC.

Selling, General and Administrative Expenses ("SG & A")

SG & A expenses were HK$55.6 million, consisting of HK$52.2 million attributable to pearl operations and HK$3.3 million attributable to real estate operations, for fiscal 1997, an increase of approximately HK$19.7 million, or 55.0%, from HK$35.8 million, consisting of HK$33.6 million attributable to pearl operations and HK$2.3 million attributable to real estate operations, during 1996. The increase in SG & A was primarily due to increased marketing expenses associated with the higher sales volume, including exhibition expenses and advertising and promotion expenses for trade shows, increased salaries attributable to hiring of additional staff to support the expanded scope of operations, increases in management salaries and the expenses associated with relocation of the Company's executive offices. Impact of inflation also increased certain operating expenses in the PRC. As a percentage of net sales, SG & A from pearl operations increased from 16.2% in fiscal 1996 to 21.0% in fiscal 1997, while SG & A from real estate operation increased from 1.1% in 1996 to 1.3% in fiscal 1997.

Interest Expense, net

Net interest expense increased by HK$0.4 million, or 6.9%, to HK$5.6 million for fiscal 1997, from HK$5.2 million for the comparable period in the prior year. The increase in net interest expense was due principally to an increase in the amount of borrowing during the period to finance higher inventory holding costs associated with higher levels of production and sales. The Company's average borrowing rate decreased to 9.3% per annum for the period as compared to 12.2% for the prior year.

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

Liquidity and Capital Resources

The Company's primary liquidity needs are to fund accounts receivable and inventories and, to a lesser extent, to expand its business operations. At March 31, 1998, the Company had working capital of HK$292.3 million and a cash balance of HK$93.4 million compared to working capital of HK$115.0 million and a cash balance of HK$16.9 million at March 31, 1997. The current ratio was 12.8 in fiscal 1998 as compared with that of 2.2 in fiscal 1997. The increase in working capital and the improvement in liquidity have reduced the Company's need for short-term borrowing, and are attributable to a combination of the following reasons:-

(a)      net proceeds of approximately HK$123.4 million was raised from MSIL's
         IPO;

(b) interest income of about HK$11.4 million was earned from funds deposited for subscription monies of MSIL's IPO;

(c) proceeds of approximately HK$11.0 million from sales of the Leasehold Property; and

(d) net cash of HK$24.1 million provided by operating activities. See "Item 8 - Financial Statements - Consolidated Statement of Cash Flows for the years ended March 31, 1998, 1997 and 1996."

In respect of the use of net proceeds of HK$123.4 million raised from MSIL's IPO during the period from the date the new funds was raised to March 31, 1998, they were used as follows:-

(a) approximately HK$67.5 million for the purchase of pearls including South Sea pearls, Tahitian pearls, Japanese cultured pearls, Chinese cultured pearls and freshwater pearls, and accessories;

(b) approximately HK$4.7 million for making an investment in a Chinese cultured pearl farm located in the PRC, as described in "Item 1 - Business - Business Strategy" above;

(c) approximately HK$2.4 million for expansion of the pearl jewellery business; and

(d) the unutilized balance has been placed on short-term bank deposits in Hong Kong banks and used as working capital.

Net cash provided by and used in operating activities was HK$24.1 million and HK$12.8 million for fiscal 1998 and fiscal 1997, respectively. Net cash flows from the Company's operating activities were attributable to the Company's income and changes in operating assets and liabilities.

Inventories increased by HK$14.9 million to HK$154.5 million at March 31, 1998 and the inventory turns in terms of month increased from 9.0 months in fiscal 1997 to 11.2 months this fiscal. The increase in inventories was attributable to higher purchasing and production to meet increased demand for the Company's Chinese cultured pearls as a result of a large decrease in supply of Japanese cultured pearls and due to expansion of pearls business.

Long-term debt (including current portion of long-term debt) was HK$22.8 million at March 31, 1998, an increase of HK$12.8 million compared with the prior year. The increase was attributable to an increase of installment loans for the acquisition of various real properties (described in the following paragraph) in fiscal 1998, and a capital lease obligation for a motor vehicle. The interest rates of the installment loans ranged from HIBOR + 2.5% to HIBOR + 3%, where HIBOR represents Hong Kong Interbank Offered Rate. The gearing ratio was 0.42 at March 31, 1998, as compared with 0.37 at March 31, 1997.

During fiscal 1998, the Company purchased approximately HK$24.1 million in property, plant and equipment. The property at Unit 16 and half of Unit 15 in the Focal Industrial Centre, of approximately HK$3.8 million, is used for expansion of pearl jewellery business; and the leasehold property at Valverde, 11 May Road, of approximately HK$15.1 million, is held for long-term purpose and as accommodation for senior executives. The Company also acquired Unit 14 and half of Unit 15 at Focal Industrial Centre, at a price of approximately HK$4.8 million, for long term investment purpose and from which rental income shall be earned. For details of the properties, see "Item 2 - Properties." These investment activities were financed by installment loans of approximately HK$13.5 million, and the proceeds of HK$11.0 million derived from sales of the Leasehold Property.

The Company had available working capital facilities of HK$85.6 million in total with various banks at March 31, 1998. Such banking facilities include letter of credit arrangements, import loans, overdraft protection and other facilities commonly used in the jewellery business. All such banking facilities bear interest at floating rates generally based on prime lending rates, and are subject to periodic review. At March 31, 1998, the Company utilized approximately HK$2.1 million of its credit facilities, with HK$83.5 million unutilized. Despite the weaknesses in various Asian economies (see "Item 7 - Management's Discussion And Analysis of Financial Condition and Results of Operation - Risks Associated with Weak Asian Economies"), the Company has not experienced any decrease in its banks' confidence in the Company's liquidity, or their willingness to extend credit to the Company.

The Company believes that funds to be generated from internal operations, the existing banking facilities and the new equity funds raised by MSIL will enable the Company to meet anticipated future cash flow requirements.

RISKS ASSOCIATED WITH WEAK ASIAN ECONOMIES

Countries in the Asia Pacific region have recently experienced weaknesses in their currency, banking and equity markets. These weaknesses could adversely affect, among other things, consumer demand for luxury goods in the region (perhaps including the Company's pearls and pearl products which may be considered luxury consumer goods), and the U.S. dollar value of the Company's foreign currency denominated sales (e.g., to the extent sales are denominated in Hong Kong dollars). In addition, the Company's interest income and expense is sensitive to fluctuations in the general level of Hong Kong interest rates. However, as described below, the Company believes that overall, it is well positioned to minimize such risks.

The Company produces, markets and sells a full range of pearls and pearl jewellery products for different market segments, has already increased its marketing efforts in Europe and North America, and has taken steps to stabilize both demand for and supply of its pearls. See "Item 1 Business - Pearl Operations - Business Strategy" and "Item 1 - Business - Pearl Operations Customers."

In addition, the Company's policy is to denominate all its sales and assets in U.S. dollars or Hong Kong dollars. The Hong Kong Government has, throughout fiscal 1998 and since the beginning of fiscal 1999, repeatedly assured the public that the Hong Kong dollar's "peg" to the U.S. dollar will not be changed and the Hong Kong dollar will not be devalued. See "Item 1 - Business History of the Company." Similarly, the governor of PRC's central bank has reassured the public that the Reminbi will not be devalued. Therefore, based on information available to Management at this time, Management does not anticipate significant fluctuations in the exchange rate between the U.S. dollar and the Hong Kong dollar in the foreseeable future. As the Company makes its purchases of pearls and other raw materials in Japan, PRC and other countries in local currencies, and those currencies have generally exhibited weakness since mid-1997 when compared to the U.S. dollar, Management does not believe the Company is exposed to undue amount of risk arising from fluctuations of the exchange rates between those currencies and the U.S. dollar.

Nevertheless, to balance between bearing currency and interest rate risks and the cost of hedging against such risks, the Company is a party to financial instruments with off balance sheet risk which it uses in the normal course of business to manage its exposure to movements in foreign exchange rates on transactions not denominated in U.S. dollars and changes in interest rates on its net cost of borrowing. The Company enters into foreign exchange forward contracts and currency options to hedge against foreign exchange fluctuations whenever necessary, and enters into interest rate swaps, interest rate forward contracts and other derivatives to hedge against interest rate exposures. The Company monitors its exchange and interest rate hedges on a continuous basis, both on a stand-alone basis and in conjunction with each other, from both an accounting and an economic perspective. However, given the horizons of the Company's risk management activities, there can be no assurance that the aforementioned programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in either foreign exchange or interest rates. The Company does not engage in leveraged hedging, but its recent borrowings may increase the costs of its hedging transactions.

Overall, the Company believes it is well positioned to minimize material adverse impact that the recent economic developments in the Asia Pacific region may have on the Company.

Capital Commitment

On January 19, 1998, the Company approved a capital investment of approximately HK$8.4 million to renovate, improve and expand the Company's pearl processing plant in the Man Sang Industrial City. The new plant shall be a six-story building with total gross floor area of approximately 30,000 sq. ft.. The capital investment is expected to be completed by the end of 1998. The capital investment shall be financed by the equity funds raised by MSIL during fiscal 1998.

On February 24, 1998, the Company entered into an Agreement for Sale and Purchase to purchase certain real property located at Flat B on the 20th Floor of The Mayfair, No. 1 May Road, Hong Kong with a gross floor area of approximately 2,838 sq. ft. for HK$39,732,200. The title to the property was transferred on April 8, 1998 (the "Completion Date"). The Company paid a sum of HK$7,946,400 as deposit and the balance was paid on the Completion Date. In respect of the financing of the property purchase, 70% was financed by a bank and the remaining 30% was financed by internal funds. The Company intends to hold such property on a long-term basis and shall be used as the Vice Chairman's residence.

ITEM 8. FINANCIAL STATEMENTS

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
Independent Auditors' Report                                               F-1

Consolidated Statements of Income for the years

  ended March 31, 1998, 1997 and 1996                                      F-2

Consolidated Balance Sheets as of March 31, 1998 and 1997                  F-3

Consolidated Statements of Stockholders' Equity for the

  years ended March 31, 1998, 1997 and 1996                                F-5

Consolidated Statement of Cash Flows for the years

  ended March 31, 1998, 1997 and 1996                                      F-6

Notes to Consolidated Financial Statements                                 F-8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Following the Exchange, on March 21, 1996, the Company's Board of Directors selected Deloitte Touche Tohmatsu to serve as its new independent accountants and dismissed Mantyla, McReynolds & Associates, Certified Public Accountants, of Salt Lake City, Utah which previously served as the independent accountants for the Company.

Mantyla, McReynolds & Associates' report on the financial statements of the Company for the fiscal year ended December 31, 1995 and through March 21, 1996 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with its audits for fiscal 1995 and through March 21, 1996, there were no disagreements with Mantyla, McReynolds & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Mantyla, McReynolds & Associates would have caused them to make reference thereto in its reports on the financial statements for such periods.

Prior to the Exchange, Deloitte Touche Tohmatsu served as the principal accounting firm for Man Sang BVI with respect to the financial statements of such company for fiscal 1995 and through March 21, 1996.

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

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTIONS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth, as of June 26, 1998, the name and age, position held with the Company and term of office, of each director or executive officer of the Company, and the period or periods during which he or she has served in his or her respective position(s).

Name                                    Age          Position(s) held                        Term of office
----                                    ---          ----------------                        --------------
Cheng Chung Hing, Ricky                 37           President and
                                                     Chairman of the Board                   1/96 -  present
                                                     Chief Executive Officer                 1/98 -  present

Cheng Tai Po                            46           Vice Chairman of
                                                     the Board                               1/96 -  present

Yan Sau Man, Amy                        35           Vice President and
                                                     Director                                1/96 -  present

Hung Kwok Wing, Sonny                   34           Vice President and
                                                     Director                                11/96 - present

Ng Hak Yee, Patrick                     36           Chief Financial Officer                 12/95 - 3/96
                                                                                                  and
                                                                                             3/97 -  present

                                                     Director                                9/97 -  present

Sio Kam Seng, Sam                       39           Chief Executive Officer
                                                     and Director                            1/96 -  1/98

Lai Chau Ming, Matthew                  45           Director                                11/96 - present

Yuen Ka Lok, Ernest                     35           Director                                11/96 - present

Ho Suk Han, Sophia                      29           Secretary                               1/98 -  present

TERM OF OFFICE

Each of the directors of the Company serves until his or her successor is duly elected at the next annual meeting of stockholders or until his or her earlier resignation or removal.

BUSINESS EXPERIENCE

Cheng Chung Hing, Ricky, co-founder of the Man Sang Group, has served as Chairman of the Board of Directors and President of the Company since January 8, 1996, and of Man Sang BVI since December 1995. He was appointed a member of the Compensation Committee of the Board of Directors since September 8, 1997. On January 2, 1998, he was appointed Chief Executive Officer of the Company. Mr. Cheng was appointed as Chairman and a Director of MSIL on August 8, 1997 and August 4, 1997, respectively. Prior to the reorganization of the Group in late 1995 which culminated in the Exchange in January 1996 (the "Group Reorganization"), he had served as chairman and president of various companies within the Man Sang Group. Mr. Cheng has over 15 years' experience in the pearl business and is responsible for overall planning, strategic formulation and business development of the Company.

Cheng Tai Po, co-founder of the Man Sang Group, has served as Vice Chairman of the Company since January 8, 1996 and of Man Sang BVI since December 1995. He was appointed as Deputy Chairman and a Director of MSIL on August 8, 1997 and August 4, 1997, respectively. Prior to the Group Reorganization, he had served as vice-chairman of various companies within the Man Sang Group. Mr. Cheng has over 15 years' experience in the pearl business and is responsible for purchasing and production of Chinese cultured pearls as well as overall planning, strategic formulation and business development of the Company.

Yan Sau Man, Amy, has served as Vice President and a Director of the Company since January 8, 1996 and of the Man Sang BVI since December 1995. She was appointed as a Director of MSIL on August 12, 1997. Ms. Yan joined the Man Sang Group in 1984 and has been responsible for overall marketing and sales activities of the Company.

Hung Kwok Wing, Sonny, has served as Vice President and a Director of the Company since November 1, 1996. He was appointed as a Director of MSIL on August 12, 1997. Prior to joining the Company, Mr. Hung was employed as Deputy Manager of Dah Sing Bank from February 1996 to October 1996 and as a Branch Manager of The Hongkong and Shanghai Banking Corporation Limited from 1991 to February 1996. Mr. Hung is responsible for formulation and execution of corporate policies and participates in the development and implementation of corporate planning programs. Mr. Hung received his bachelor's degree in Finance and Banking from San Francisco State University and master's degree in Business Administration from the University of Strathclyde, U.K.

Ng Hak Yee, Patrick, has served as Chief Financial Officer of the Company since March 7, 1997 and as a Director of the Company since September 8, 1997. He was appointed as Company Secretary and a Director of MSIL on August 8, 1997 and August 12, 1997 respectively. He initially joined the Man Sang Group as Controller in April 1994 and served as Chief Financial Officer of Man Sang BVI from December 1995 to March 1996. Mr. Ng is responsible for financial management of the Man Sang Group and participates in formulation and execution of corporate policies. From April 1996 to March 1997, Mr. Ng first joined Termbray Industries International (Holdings) Ltd., a listed company in Hong Kong, and served as Group Financial Controller, and then established and managed an independent accounting firm in which he is still a principal, although he is no longer involved in the day-to-day operations of the firm. From

April 1993 to March 1994, Mr. Ng was Financial Controller of Paxar Far East Limited in Hong Kong. Mr Ng was an auditor at KPMG Peat Marwick, an international accounting firm from 1985 to 1991. He is a certified public accountant, a fellow of the Association of Chartered Certified Accountants and also an associate of the Hong Kong Society of Accountants.

Lai Chau Ming, Matthew, has served as a Director of the Company since November 1996. He was appointed a Member of the Compensation Committee of the Board of Directors since September 8, 1997. Mr. Lai is currently employed as a Senior Manager of Vickers Ballas Hong Kong Limited ("Vickers Ballas"). Prior to his joining Vickers Ballas in July 1996, Mr. Lai served from 1972 to 1996 as a Senior Manager of Sun Hung Kai Investment Company Limited, one of the biggest investment companies in Hong Kong. Mr. Lai has over 25 years' experience in investment. He is experienced in the areas of financial management and planning.

Yuen Ka Lok, Ernest, has served as a Director of the Company since November 1996. He was appointed Chairman of the Compensation Committee of the Board of Directors since September 8, 1997. Mr. Yuen was also appointed a Director of MSIL on August 12, 1997. Mr. Yuen is a solicitor and is currently a Partner in the law firm of Messrs. Yuen & Partners. Mr. Yuen joined Messrs. Ivan Tang & Co ("ITC") as a Consultant in August 1994 and became a Partner in January 1996. ITC, Hong Kong office changed its practice name to Yuen & Partners in August 1997. Prior to his joining ITC, from March 1992 to August 1994, Mr. Yuen was employed as an Assistant Solicitor at Messrs. Van Langenbery & Lau ("VLL") and Messrs. AB Nasir, respectively. Prior to his joining VLL, Mr. Yuen was an Articled Clerk at Messrs. Robin Bridge & John Liu. From 1985 to 1987, Mr. Yuen was an audit trainee at Price Waterhouse, an international accounting firm. Mr. Yuen is experienced in the civil and criminal litigations as well as the general commercial transactions.

Ho Suk Han, Sophia, has served as the Secretary of the Company since January 1998. Miss Ho has over 7 years' experience in company secretarial work in an international accounting firm and various listed companies in Hong Kong. She is an associate of The Hong Kong Institute of Company Secretaries and The Institute of Chartered Secretaries and Administrators in Hong Kong Limited.

FAMILY RELATIONSHIPS

Cheng Chung Hing, Ricky and Cheng Tai Po are brothers. Other than the foregoing, there are no family relationships among the above-named directors and executive officers of the Company.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based solely on a review of copies of the forms provided to the Company, or written representations that no other filing of forms was required, the Company has found that (i) Cafoong Limited became the beneficial owner of more than 10% of the Common Stock on January 8, 1996, and such company filed a Form 3 in respect thereof in February 1997; (ii) Cheng Chung Hing, Ricky and Cheng Tai Po became indirect beneficial owners of more than 10% of the Company's Common Stock on January 8, 1996, by virtue of their respective holding of 60% and 40% of all the issued and outstanding stock of Cafoong Limited and such individuals filed Forms 3 in respect thereof on February 20, 1997; and (iii) Cheng Chung Hing, Ricky; Cheng Tai Po; Yan Sau Man, Amy; Ng Hak Yee, Patrick Sio Kam
Seng, Sam and Hung Kwok Wing, Sonny were granted non-qualified stock options to purchase Common Stock on September 16, 1997, and such individuals filed Forms 4 in respect thereof on April 9, 1998. See "Item 11- Executive Compensation."

ITEM 11. EXECUTIVE COMPENSATION

OVERVIEW; AND THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

While for convenience of reference this annual report on Form 10-K has used "the Company" when referring to the overall business of the Group, the Company itself actually has no employees. For fiscal 1998, all executive officers receive their salaries and half of their bonus (if applicable) from MSIL. In September 1997, the Company's Board of Directors established a Compensation Committee. However, the total salary and bonus of each executive officer for fiscal 1998 was determined by Cheng Chung Hing, Ricky; Cheng Tai Po; Yan Sau Man, Amy; Hung Kwok Wing, Sonny and Ng Hak Yee, Patrick (the "Five Directors") at the beginning of fiscal 1998. The Five Directors, who are also directors of MSIL, in determining the overall compensation of the executive officers, (i) recognized that from fiscal 1994 through fiscal 1997, the Company was consistently profitable -- its net income increased by 175.6%, its gross profit margin increased from 24.6% to 38.9%, and its net book value per share increased from HK$9.42 to HK$43.92, (ii) considered the importance of attracting and retaining the highly skilled executive officers in the management team that has been responsible for such financial performance, (iii) acknowledged the efforts, skills and responsibilities of, and contributions made by, each such executive officer, and
(iv) considered the competitiveness of the Company's compensation packages.

With respect to the Chairman and the Vice Chairman, the Five Directors acknowledged that they have brought to the Company not only their expertise and personal relationships in the pearl industry, but also their vision, foresight and efforts to bring about the Company's financial performance over the past several years, and to steer the Company toward the more profitable cultured pearl business. The Five Directors also took into account the need to retain such highly qualified officers by providing competitive compensation packages, and granted a bonus to each of Cheng Chung Hing, Ricky, President, Chief Executive Officer and Chairman of the Board and Cheng Tai Po, Vice Chairman.

In September 1997, the newly established Compensation Committee of the Company's Board of Directors, the Company's Board of Directors, and the Board of MSIL recognized that over the past several years, the price of the Company's Common Stock has not reflected the Company's year-after-year improvements in financial performance. As an incentive to the executives to improve the relationship between stock price and financial performance, when MSIL entered into employment agreements with certain executives of the Company, the salaries of these executives were fixed at their 1998 levels, but each such executive was granted options to purchase the Company's Common Stock and MSIL's shares. See "Item 11 - Executive Compensation Employment Agreements" and "Item 11 - Executive Compensation - Options Grants in Fiscal

Year 1998." One of the Compensation Committee's objectives is to make a portion of the executives' compensation more dependent on the performance of the Company's Common Stock, in addition to its financial performance and results of operations.

EXECUTIVE COMPENSATION

The following table sets forth information concerning cash and non-cash compensation paid or accrued for services in all capacities to the Company and its subsidiaries during the three years ended March 31, 1998 of the Company's Chief Executive Officer and each of its other most highly compensated executive officers whose compensation exceeded $100,000 (the "Named Officers") during fiscal 1998.

                                                 Annual Compensation                               Long-Term
                                                                                                 Compensation
                                                                                                  Securities
Name and Principal                                                              Other Annual      Underlying
   Position                             Year         Salary       Bonus         Compensation(3)  Option Grant
   --------                             ----         ------       -----         ------------     ------------
                                                        $            $                $            # (5)
Cheng Chung Hing, Ricky                 1998         388,100      323,400(2)    92,135(4)          100,000 &
Chairman of the Board,                                                                            11,800,000
President and CEO                       1997         388,100      323,400       45,650(4)                  0
                                        1996         194,049          -         41,000(4)                N/A

Cheng Tai Po                            1998         388,100      323,400(2)         -             100,000 &
Vice Chairman                                                                                     11,800,000
                                        1997         388,100      323 400            -                     0
                                        1996         194,049          -              -                   N/A

Yan Sau Man, Amy                        1998         129,366          -              -             100,000 &
Vice President and Director                                                                        5,000,000
                                        1997         124,191          -              -                     0
                                        1996          88,394          -              -                   N/A

Hung Kwok Wing, Sonny                   1998         129,366          -              -             100,000 &
Vice President and Director (6)                                                                    4,000,000

Ng Hak Yee, Patrick                     1998         129,366          -               -            100,000 &
Chief Financial Officer and                                                                        4,000,000
Director (6)

Sio Kam Seng, Sam (7)                   1998         100,976          -               -            100,000 &
(resigned on Jan. 2, 1998)                                                                         2,000,000
                                        1997         129,366          -               -                    0
                                        1996          55,727          -               -                  N/A


(1) Information is shown for the March 31 fiscal years of the Company, and, prior to January 8, 1996, of Man Sang BVI, which employed the Named Officers. Each of the Named Officers began serving the Company in his or her capacity as indicated in "Item 10 Directors, Executive Officers, Promotions and Control Persons; Compliance with Section

         16(a) of the Exchange Act - Identification of Directors and Executive Officers." The compensation shown for the Named Officers for the period commencing on April 1, 1995 through January 7, 1996 was paid by Man Sang BVI.

(2) Half of the bonus of each of Mr. Cheng Chung Hing, Ricky and Mr. Cheng Tai Po for fiscal 1998 is paid by the Company, and half of which is paid by MSIL.

(3) Although the officers receive certain perquisites such as Company provided life insurance and medical insurance, the value of such perquisites did not exceed the lesser of $50,000 or 10% of the officer's salary and bonus.

(4) In addition to the amounts referred to in note (1) above, Cheng Chung Hing, Ricky is provided the right to use a leasehold property of the Company at no cost as his personal residence. The estimated fair rental value of such leasehold property was $92,135. The estimated fair rental value is based on the "rateable value" assessed by the Rating and Valuation Department of The Government of Hong Kong Special Administrative Region. According to the Hong Kong Rating Ordinance (Cap. 116), rateable value is an estimate of the annual rental of the relevant premises at a designated valuation reference date. When assessing a rateable value, all factors which would affect rental value, such as age and size of the premises, quality of finishes, location, transport facilities, amenities and open market rents, are considered.

(5) Each Named Executive received options from both the Company and MSIL. See "Item 11 - Executive Compensation - Options Grants in Fiscal Year 1998."

(6) In fiscal 1998, each of Mr. Hung Kwok Wing, Sonny and Mr. Ng Hak Yee, Patrick became, for the first time, a person whose compensation is to be reported in this table. Therefore, their compensation in prior years is not reported.

(7) Subsequent to the resignation of Mr. Sio Kam Seng, Sam, the options granted to him by the Company and MSIL expired on April 2, 1998, and February 2, 1998, respectively.

OPTION GRANTS IN FISCAL YEAR 1998

The Company

The Compensation Committee and the Board recognized the need for continuously providing competitive compensation and strong incentives to the directors and senior employees of the Company who have made significant contribution to the operations and financial performance of the Company, and to increase the portion of each executive's compensation that is related to the performance of the Company's stock. In this respect, on September 16, 1997, pursuant to the Company's 1996 Stock Option Plan, the Committee granted at no consideration to certain directors and senior employees non-qualified options (half of which vest on September 16, 1998, and half of which vest on September 16, 1999) to purchase a total of 850,000 shares of the Company's Common Stock, at an exercise price of $1.22 per share (representing 85% of the fair market value of the Common Stock on the date of grant as determined pursuant to Article 6.2 of the 1996 Stock Option Plan). On the same day, the Board unanimously adopted a Consent of

Action to approve, ratify and confirm such grant of options to Mr. Cheng Chung Hing, Ricky, Chairman and President of the Company, and a member of the Compensation Committee. These options are not intended to be eligible for special tax treatment as an Incentive Stock Option under Section 422 of the Internal Revenue Code of 1986, as amended.


                                                                                 Potential Realizable Value at
                                                                                    Assumed Annual Rate of
                                                                                 Stock Price Appreciation for
                                   Individual Grants                                       Option Term
                             Number of           Percent of
                              Securities      Total Options
                             Underlying          Granted to
        Name and               Options          Employees      Exercise   Expiration
   Principal Position          Granted             in 1998     Price       Date          5%         10%
   ------------------          -------             -------     -----       ----          --         ---
                                (#)                 (%)              ($/Share)           ($)        ($)
Cheng Chung Hing, Ricky        100,000              11.76       1.22      9/16/2007      110,932   248,905
  Chairman of the Board,
  President and Chief
  Executive Officer

Cheng Tai Po                   100,000              11.76       1.22      9/16/2007      110,932   248,905
  Vice Chairman

Yan Sau Man, Amy               100,000              11.76       1.22      9/16/2007      110,932   248,905
  Vice President

Hung Kwok Wing, Sonny          100,000              11.76       1.22      9/16/2007      110,932   248,905
  Vice President

Ng Hak Yee, Patrick            100,000              11.76       1.22      9/16/2007      110,932   248,905
  Chief Financial Officer

Sio Kam Seng, Sam*             100,000              11.76       1.22      9/16/2007      110,932   248,905
  (Chief Executive Officer,
    resigned on 1/2/1998)

*Subsequent to the resignation of Mr. Sio Kam Seng, Sam, the options granted to him expired on April 2, 1998, pursuant to the Company's 1996 Stock Option Plan.

MSIL

MSIL adopted a share option scheme (the "Share Option Scheme") on September 8, 1997. The Share Option Scheme is administered by the MSIL Board of Directors, whose decisions are final and binding on all parties.

Options to subscribe for MSIL shares of nominal value of HK$0.10 were granted to the directors and certain senior employees of MSIL on October 16 and December 3, 1997 at a subscription price of HK$0.6208 and HK$0.446 per share respectively. The subscription price represented 80% of the average closing prices of the shares on The Stock Exchange of Hong Kong Limited as stated in such exchange's daily quotation sheets for the five trading days immediately preceding the date on which the options were offered to the directors and employees. The options can be exercised in a period of two years commencing on the expiry of six months after the options are accepted in accordance with the Share Option Scheme, and expiring on the last day of such two-year period.

                                                                                              Potential Realizable Value at
                                                                                                  Assumed Annual Rate of
                                                                                               Stock Price Appreciation for
                                        Individual Grants                                               Option Term
                                   Number of         Percent of
                                  Securities        Total MSIL Options
                                  Underlying         Granted to
        Name and                    Options           Employees         Exercise       Expiration
   Principal Position               Granted            in 1998            Price           Date          5%                10%
   ------------------               -------            -------         ----------      ----------       --                ---
                                      (#)                %)            (HK$/Share)                     (HK$)             (HK$)
Cheng Chung Hing, Ricky            10,000,000          21.16              0.6208        4/19/2000    2,561,285         3,651,080
  Chairman of the Board,            1,800,000           3.81              0.446         6/8/2000       332,235           473,290
  President and Chief
  Executive Officer

Cheng Tai Po                       10,000,000          21.16              0.6208        4/19/2000    2,561,285         3,651,080
  Vice Chairman                     1,800,000           3.81              0.446         6/8/2000       332,235           473,290

Yan Sau Man, Amy                    5,000,000          10.58              0.6208        4/19/2000    1,280,643         1,825,540
  Vice President

Hung Kwok Wing, Sonny               4,000,000           8.47              0.6208        4/19/2000    1,024,514         1,460,432
  Vice President

Ng Hak Yee, Patrick                 4,000,000           8.47              0.6208        4/19/2000    1,024,514         1,460,432
  Chief Financial Officer

Sio Kam Seng, Sam*                  2,000,000           4.23              0.6208        4/19/2000      512,257           730,216
  (Chief Executive Officer,
    resigned on 1/2/1998)

*Subsequent to the resignation of Mr. Sio Kam Seng, Sam, the options granted to him expired on February 2, 1998, pursuant to MSIL's Share Option Scheme.

PERFORMANCE GRAPH

The following graph summarizes cumulative total shareholder return (assuming reinvestment of dividends) on the Common Stock of the Company and IWI Holding Limited ("IWI"), a peer issuer selected by the Company. The Company's Common Stock was first registered under Section 12(g) of the Securities Exchange Act of 1934, as amended, on June 17, 1996. As there was no trading of the Company's Common Stock on June 17 and June 18, 1996, the trading price of the Common Stock of the Company was not available. Therefore, the measurement period hereto commenced on June 19, 1996 and ended on March 31, 1998, the Company's 1998 fiscal year end date. The graph assumes that $100 was invested on June 19, 1996.

The comparisons in this graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of future stock price performance or the financial performance of the Company. Shareholders are encouraged to review the Financial Statements of the Company contained in Item 8 above.


                              [PERFORMANCE GRAPH]


                                                              6/19/96           3/31/97          3/31/98
                                                              -------           -------          -------
The Company's Common Stock                                    $100              $15.57            $8.93
IWI's Common Stock                                            $100              $46.67            $8.32


As there is no broad equity market index for the OTC Bulletin Board where the Company's Common Stock is traded and there is no published industry or line-of-business index for the pearl or jewellery business in which the Company is engaged, the Company has selected IWI as a peer issuer for comparison. IWI is engaged primarily in the design, assembly, merchandising and wholesale distribution of jewellery and whose shares are traded on NASDAQ.

EMPLOYMENT AGREEMENTS

The Company itself has no employment agreement with any of its officers or employees. However, MSIL entered into Service Agreements with each of Cheng Chung Hung, Ricky; Cheng Tai Po; Yan Sau Man, Amy; Hung Kwok Wing, Sonny; and Ng Hak Yee, Patrick, on September 8, 1997. The major terms of these agreements are as follows:-

- each service agreement is for an initial term of 3 years commencing on September 1,

         1997, and may be terminated by either party by giving the other written notice of not less than 3 months;

- the annual basic salary payable to each of Cheng Chung Hing Ricky, Cheng Tai Po, Yan Sau Man Amy, Hung Kwok Wing, Sonny and Ng Hak Yee, Patrick, shall be HK$3 million, HK$3 million, HK$1 million, HK$1 million and HK$1 million respectively, subject to annual review by the Board of MSIL every year; and

- each of Cheng Chung Hing, Ricky, Cheng Tai Po, Yan Sau Man, Amy, Hung Kwok Wing, Sonny and Ng Hak Yee, Patrick is also entitled to a discretionary bonus in respect of each financial year. The amount of such discretionary bonuses shall be determined by the MSIL Board each year, provided that the aggregate of all discretionary bonuses payable by MSIL to its executive directors in any financial year shall not exceed 10% of the net profits (after tax and after extraordinary items) of MSIL for such year as shown in its audited accounts.

NON-EMPLOYEE DIRECTORS COMPENSATION

The non-employee directors of the Company were compensated for their services as directors in fiscal 1998 as follows:-

          Non-employee Directors                                        Directors' Fee
         -----------------------                                        --------------
                                                                               $
          Lai Chau Ming, Matthew                                              12,937
          Yuen Ka Lok, Ernest                                                 19,564


No additional compensation of any nature was paid to any non-employee director of the Company for their services as directors. In addition, MSIL paid $13,256 to Mr. Alexander Reid Hamilton (who is not a director of the Company) for his services as a director of MSIL.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Cheng Chung Hing, Ricky, Chairman of the Board, Chief Executive and President of the Company, is a member of the Compensation Committee. The other two members are not executives of the Company or any of its subsidiaries, but Mr. Yuen Ka Lok, Ernest, is a partner of Messrs. Yuen & Partners, one of the legal advisors to the Company and its subsidiaries, and Mr. Lai Chau Ming, Matthew, is a Senior Manager at Vickers Ballas, an affiliate of the Sponsor and Manager, and one of the underwriters, in MSIL's IPO. Messrs. Yuen & Partners receives its standard professional fees in the provision of legal services to the Company and its subsidiaries, and Vickers Ballas' affiliate and MSIL dealt with each other in an arms-length manner.

Except as described in this and the immediately preceding paragraphs, no executive officer of the Company, (i) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served on the Company's Compensation Committee, or (iii) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as a director of the Company. Both Mr. Cheng Tai Po and Ms. Yau Sau Man, Amy, serve as a director in several companies of which Mr. Cheng Chung Hing, Ricky is also a director; however, neither of them is a Member of the Compensation Committee of the Company's Board of Directors.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

COMMON STOCK

The following table is furnished as of June 26, 1998, to indicate beneficial ownership of shares of the Company's Common Stock by (i) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Common Stock, (ii) each director, nominee for director and Named Officer of the Company, individually, and (iii) all officers and directors of the Company as a group.

Name and Address                            Amount and Nature
of Beneficial Owner                         Beneficial Ownership (1)                    Percent of Class
-------------------                         ------------------------                    ----------------

Cafoong Limited(2)(3)                                2,750,000                                    64%
Cheng Chung Hing, Ricky(2)(3)                        2,750,000                                    64%
Cheng Tai Po(2)(3)                                   2,750,000                                    64%
Yan Sau Man, Amy(3)                                        - 0 -                                   *
Hung Kwok Wing, Sonny(3)                                   - 0 -                                   *
Ng Hak Yee, Patrick(3)                                     - 0 -                                   *
Lai Chau Ming, Matthew(3)                                  - 0 -                                   *
Yuen Ka Lok, Ernest(3)                                     - 0 -                                   *
Ho Suk Han, Sophia(3)                                      - 0 -                                   *
All executive officers and directors
         as a group (8 persons)                      2,750,000                                     64%

* : Less than 1%

(1) The disclosure is made pursuant to certain rules and regulations promulgated by the Securities and Exchange Commission and the number of shares shown as beneficially owned by any person may not be deemed to be beneficially owned for other purposes. Unless otherwise indicated in these footnotes, each named individual has sole voting and investment power with respect to such shares of Common Stock, subject to community property laws, where applicable.

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

(3) Address is 21st Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong.

PREFERRED STOCK

The following table is furnished as of June 26, 1998, to indicate beneficial ownership of the Company's Series A Preferred Shares by each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Series A Preferred Shares.

Name and Address                            Amount and Nature
of Beneficial Owner                         Beneficial Ownership (1)                    Percent of Class
-------------------                         ------------------------                    ----------------

Cafoong Limited(1)                                   100,000                                     100%

(1) Cheng Chung Hing, Ricky and Cheng Tai Po own 60% and 40%, respectively, of all issued and outstanding stock, and are directors, of Cafoong Limited and, accordingly, are deemed to be the beneficial owners of Series A Preferred Stock of the Company owned by Cafoong Limited.

CHANGES IN CONTROL

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past three years, the Company has loaned funds and received advances from Cheng Chung Hing, Ricky and Cheng Tai Po, the founders and principal shareholders of the Company. Advances to Cheng Chung Hing, Ricky totaled $-0- as of March 31, 1998. However, during fiscal 1998, the Company advanced to Mr. Cheng Tai Po, Vice Chairman of the Company, a maximum amount of $65,700. The maximum amount advanced to Cheng Chung Hing, Ricky during the past three years was $356,268. Advances to Cheng Tai Po totaled $-0- as of March 31, 1998. The maximum amount advanced to Cheng Tai Po during the past three years was $524,913. All such advances were made on an interest free basis and without definitive repayment terms.

During the same period, Cheng Chung Hing, Ricky and Cheng Tai Po advanced funds to the Company on an interest free basis and repayable on demand. Advances from Cheng Chung Hing, Ricky totaled $-0- and advances from Cheng Tai Po totaled $-0-as of March 31, 1998. The maximum amount owed to Cheng Chung Hing, Ricky and to Cheng Tai Po during the past three years was $724,993 and $-0- respectively.

Finally, during the past three years, Cheng Chung Hing, Ricky has utilized a leasehold property of the Company as his personal residence at no cost to Mr. Cheng. See "Executive Compensation".

Mr. Lai Chau Ming, Matthew, a Director of the Company and a Member of the Compensation Committee of the Company's Board, is a Senior Manager of Vickers Ballas, an affiliate of the Sponsor and Manager, and one of the underwriters, in MSIL's IPO.

Mr. Yuen Ka Lok, Ernest, a director of both the Company and MSIL, and the Chairman of the Compensation Committee of the Board of Directors of the Company, is a partner of Messrs. Yuen & Partners, one of the legal advisors to the Group. Messrs. Yuen & Partners receives its standard professional fees in the provision of legal services to the Group.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K

(a)      ITEMS FILED AS PART OF REPORT:

         1.       FINANCIAL STATEMENTS

         The financial statements of the Company as set forth in the Index to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K are hereby incorporated by reference.

         2.       Financial Statement Schedule

         The financial statement schedule of the Company as set forth in Exhibit
         27.1 to this Form 10-K is hereby incorporated by reference.

         3.       Exhibits

         The exhibits listed under Item 14(c) are filed as part of this Form 10-K.

(b)      REPORTS ON FORM 8-K

         A Current Report on Form 8-K dated September 12, 1997, and a Current Report on Form 8-K/A, were filed by the Registrant with the Securities and Exchange Commission to report under Item 5 thereof the initial public offering of Man Sang International Limited.

(c)      EXHIBITS

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

         10.6 Service Agreement, dated September 8, 1997, between Man Sang International Limited and Hung Kwok Wing (5)

         10.7 Service Agreement, dated September 8, 1997, between Man Sang International Limited and Sio Kam Seng (5)

         10.8 Service Agreement, dated September 8, 1997, between Man Sang International Limited and Ng Hak Yee (5)

         10.9 Service Agreement, dated September 8, 1997, between Man Sang International Limited and Yan Sau Man Amy
                           (5)

         10.10 Contract dated November 8, 1997, between Nan'ao Shaohe Pearl Seawater Culture Co., Ltd. of Guangdong Province, People's Republic of China, Man Sang Jewellery Co., Ltd. of Hong Kong and Chung Yuen Company o/b Golden Wheel Jewellery Mfr. Ltd. of Hong Kong to establish a cooperative joint venture in Nan'ao County, Guangdong Province, People's Republic of China (6)

         10.11 Agreement dated January 2, 1998, between Overlord Investment Company Limited and Excel Access Limited, a subsidiary of the Company, pursuant to which Excel Access Limited will purchase certain real property located at Flat A, 33rd Floor, of Valverde, 11 May Road, Hong Kong for HK$15,050,000 (6)

         13.1              Annual report to security holders (4)

         21.1              Subsidiaries of the Company

         24.1              Power of Attorney (included on page 44).

         27.1              Financial data schedule

         99.1 Share Option Scheme of Man Sang International Limited, a subsidiary of the Company (6)

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

(5) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997

(6) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997

(d)      FINANCIAL STATEMENT SCHEDULE

         See Item 14(a)(2) of this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of June, 1998.

                                      MAN SANG HOLDINGS, INC.


                                      By:      /s/ CHENG Chung Hing, Ricky
                                               ___________________________

                                               CHENG Chung Hing, Ricky
                                               Chairman of the Board, President
                                               and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature apepars below constitutes and appoints Cheng Chung Hing, Ricky, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

NAME                                TITLE                                               DATE
----                                -----                                               ----

/s/ CHENG Chung Hing, Ricky
___________________________         Chairman of the Board, President                    June 29, 1998
CHENG Chung Hing, Ricky             and Chief Executive Officer

/s/ CHENG Tai Po
___________________________         Vice Chairman of the Board                          June 29, 1998
CHENG Tai Po

/s/ YAN Sau Man, Amy
___________________________         Vice President and Director                         June 29, 1998
YAN Sau Man, Amy

/s/ HUNG Kwok Wing, Sonny
___________________________         Vice President and Director                         June 29, 1998
HUNG Kwok Wing, Sonny

/s/ NG Hak Yee, Patrick
___________________________         Chief Financial Officer and Director                June 29, 1998
NG Hak Yee, Patrick

SUPPLEMENTAL REPORTS TO BE FURNISHED WITH REPORTS FILED PURSUANT
TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

No annual report or proxy material has been forwarded to securities holders of the Registrant covering the Registrant's last fiscal year; however, if any annual report or proxy material is furnished to security holders in connection with the annual meeting of stockholders to be held in 1997, a copy of any such annual report or proxy materials shall be forwarded to the Commission when it is forwarded to security holders.

                           MAN SANG HOLDINGS, INC.

                           Consolidated Financial Statements Years ended March 31, 1998, 1997 and 1996 and Independent Auditors' Report

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS









MAN SANG HOLDINGS, INC.



Independent Auditors' Report.................................................F-1


Consolidated Statements of Income for the years ended
  March 31, 1998, 1997 and 1996..............................................F-2


Consolidated Balance Sheets as of March 31, 1998 and 1997....................F-3


Consolidated Statements of Stockholders' Equity for the
  years ended March 31, 1998, 1997 and 1996..................................F-5


Consolidated Statements of Cash Flows for the years ended
  March 31, 1998, 1997 and 1996..............................................F-6


Notes to Consolidated Financial Statements...................................F-8

                          INDEPENDENT AUDITORS' REPORT

         To the Stockholders and the Board of Directors of Man Sang Holdings, Inc.:


         We have audited the accompanying consolidated balance sheets of Man Sang Holdings, Inc. and its subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1998, all expressed in Hong Kong dollars. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Man Sang Holdings, Inc. and its subsidiaries as of March 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with accounting principles generally accepted in the United States of America.





         /s/ DELOITTE TOUCHE TOHMATSU
         DELOITTE TOUCHE TOHMATSU
         Hong Kong
         June 29, 1998

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands except share data)


                                                                         Year ended March 31,
                                                                         --------------------
                                                       1998              1998             1997               1996
                                                       ----              ----             ----               ----
                                                        US$               HK$              HK$                HK$

Net sales ...................................           33,914           262,158           248,240           206,924
Cost of sales ...............................           20,364           157,412           151,773           136,879
                                                    ----------        ----------        ----------        ----------

Gross profit ................................           13,550           104,746            96,467            70,045
Rental income, gross ........................              705             5,446             5,591             3,785
                                                    ----------        ----------        ----------        ----------

                                                        14,255           110,192           102,058            73,830
Selling, general and administrative expenses
  Pearls ....................................           (6,965)          (53,841)          (52,247)          (33,577)
  Real estate investment ....................             (454)           (3,509)           (3,312)           (2,259)
                                                    ----------        ----------        ----------        ----------

Operating income ............................            6,836            52,842            46,499            37,994
Interest expense ............................             (477)           (3,685)           (6,320)           (5,651)
Income in respect of subscription monies
  received on subsidiary's public offering
  (note 1) ..................................            1,474            11,391              --                --
Interest income .............................              431             3,335               744               434
Gain on sale of property, plant and equipment            1,064             8,221              --                --
Other income ................................              256             1,983               844               240
                                                    ----------        ----------        ----------        ----------

Income before income taxes and minority
  interests .................................            9,584            74,087            41,767            33,017
Provision for income taxes (note 3) .........             (458)           (3,543)           (1,132)           (1,434)
Minority interests ..........................           (1,498)          (11,576)             --                --
                                                    ----------        ----------        ----------        ----------

Net income ..................................            7,628            58,968            40,635            31,583
                                                    ==========        ==========        ==========        ==========


Basic earnings per common share .............       $     1.77        $    13.70        $    10.79        $    11.23
                                                    ==========        ==========        ==========        ==========

Diluted earnings per common share ...........       $     1.74        $    13.42        $    10.00        $    11.23
                                                    ==========        ==========        ==========        ==========

Weighted average number of shares of
  common stock outstanding
  - basic ...................................        4,305,458         4,305,458         3,766,454         2,812,500
  - diluted .................................        4,390,097         4,390,097         4,062,992         2,812,500
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

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                     ASSETS

                                                                     March 31,
                                                                     ---------
                                                         1998          1998          1997
                                                         ----          ----          ----
                                                          US$           HK$           HK$
Current assets:
  Cash and cash equivalents .....................       10,856        83,918         7,868
  Restricted cash (note 7) ......................        1,232         9,525         9,060
  Accounts receivable, net of allowance
    for doubtful accounts of HK$1,977 in 1998 and
    HK$1,000 in 1997 ............................        6,752        52,195        47,505
  Inventories (note 4) ..........................       19,986       154,495       139,563
  Prepaid expenses ..............................          314         2,429         1,357
  Other current assets ..........................        1,884        14,563         3,795
  Income taxes receivable .......................         --            --             437
                                                        ------       -------       -------

    Total current assets ........................       41,024       317,125       209,585

Property, plant and equipment, net
  (note 5) ......................................        6,560        50,711        32,862
Real estate investment, net (note 6) ............        3,892        30,084        26,028
Long-term investments (note 1) ..................          702         5,430          --
                                                        ------       -------       -------

Total assets ....................................       52,178       403,350       268,475
                                                        ======       =======       =======

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES


                     CONSOLIDATED BALANCE SHEETS - continued
                    (Dollars in thousands except share data)



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                March 31,
                                                                                ---------
                                                                   1998            1998            1997
                                                                   ----            ----            ----
                                                                    US$             HK$             HK$
Current liabilities:
  Short-term borrowings (note 7) ..........................           270           2,084         51,596
  Current portion of long-term debt (note 8) ..............           444           3,434          1,498
  Accounts payable ........................................           503           3,887         23,882
  Accrued payroll and employee benefits ...................           377           2,922          7,832
  Other accrued liabilities ...............................         1,156           8,937          9,375
  Income taxes payable ....................................           464           3,586            395
                                                                  -------        --------        -------

    Total current liabilities .............................         3,214          24,850         94,578
                                                                  -------        --------        -------

Long-term debt (note 8) ...................................         2,502          19,342          8,502
                                                                  -------        --------        -------

Minority interests ........................................        11,506          88,944           --
                                                                  =======        ========        =======

Stockholders' equity:
  Common stock of par value US$0.001
    - authorized 25,000,000 shares; issued and outstanding,
        4,305,960 shares in 1998 and 4,304,862 shares
        in 1997 (note 10) .................................             4              33             33
  Series A preferred stock US$0.001 par value
    - authorized, issued and outstanding 100,000
        shares in 1998 and 1997 (entitled in liquidation
        to US$2,500 (HK$19,325)) (note 10) ................          --                 1              1
  Series B convertible preferred stock US$0.001 par value
    - authorized 100,000 shares; no shares outstanding
    (note 10) .............................................          --              --             --
  Additional paid-in capital ..............................        12,112          93,627         46,059
  Retained earnings .......................................        22,873         176,808        117,840
  Cumulative translation adjustments ......................           (33)           (255)         1,462
                                                                  -------        --------        -------

Total stockholders' equity ................................        34,956         270,214        165,395
                                                                  -------        --------        -------

Total liabilities and stockholders' equity ................        52,178         403,350        268,475
                                                                  =======        ========        =======


          See accompanying notes to consolidated financial statements.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (Dollars in thousands except share data)



                                                                    Series A               Series B         Additional
                                          Common stock           preferred stock        preferred stock      paid-in
                                      Shares       Amount     Shares        Amount    Shares       Amount    capital
                                                     HK$                      HK$                    HK$        HK$

Balance at March 31, 1995  .....        10,000          77        --            --       --            --       1,924
Share exchange (note 1) ........       (10,000)       --          --            --       --            --        --
Reverse split (note 1) .........     1,000,000        --          --            --       --            --        --
Issuance of common stock of
US$0.001par value and Series
  A preferred stock (note 1) ...    11,000,000          16     100,000             1     --            --         (17)
Translation adjustment .........          --          --          --            --       --            --        --
Net income .....................          --          --          --            --       --            --        --
                                   -----------        ----    --------       -------  -------        ------  --------

Balance at March 31, 1996  .....    12,000,000          93     100,000             1     --            --       1,907
Issuance of Series B preferred
  stock of US$0.001 par value ..          --          --          --            --      6,760          --      44,092
Conversion of Series B preferred
  stock to common stock ........     5,219,448          40        --            --     (6,760)         --         (40)
Reverse split (note 10) ........   (12,914,586)       (100)       --            --       --            --         100
Translation adjustment .........          --          --          --            --       --            --        --
Net income .....................          --          --          --            --       --            --        --
                                   -----------        ----    --------       -------  -------        ------  --------

Balance at March 31, 1997  .....     4,304,862          33      100,000           1     --            --      46,059
Issuance of common stock of
  US$0.001 par value ...........         1,098        --          --            --       --            --        --
Public offering of common shares
  by subsidiary, net of issuance
  costs (note 1) ...............          --          --          --            --       --            --      45,533
Compensation expense:
  - the Company ................          --          --          --            --       --            --       1,034
  - a listed subsidiary ........          --          --          --            --       --            --       1,001
Translation adjustment .........          --          --          --            --       --            --        --
Net income .....................          --          --          --            --       --            --        --
                                   -----------        ----    --------       -------  -------        ------  --------

Balance at March 31, 1998  .....     4,305,960          33     100,000           1     --            --        93,627
                                   -----------        ----    --------       -------  -------        ------  --------

                                                      US$4                       --                  --     US$12,112
                                                      ----                   -------                 ------  --------

                                                             Total
                                             Cumulative      stock-
                                   Retained  translation    holders'
                                   earnings  adjustments    equity
                                      HK$         HK$         HK$

Balance at March 31, 1995  .....      45,622       (283)     47,340
Share exchange (note 1) ........        --         --          --
Reverse split (note 1) .........        --         --          --
Issuance of common stock of
US$0.001par value and Series
  A preferred stock (note 1) ...        --         --          --
Translation adjustment .........        --          509         509
Net income .....................      31,583       --        31,583
                                   ---------  ---------    --------

Balance at March 31, 1996  .....      77,205        226      79,432
Issuance of Series B preferred
  stock of US$0.001 par value ..        --         --        44,092
Conversion of Series B preferred
  stock to common stock ........        --         --          --
Reverse split (note 10) ........        --         --          --
Translation adjustment .........        --        1,236       1,236
Net income .....................      40,635       --        40,635
                                   ---------  ---------   ---------

Balance at March 31, 1997  .....     117,840      1,462     165,395
Issuance of common stock of
  US$0.001 par value ...........        --         --          --
Public offering of common shares
  by subsidiary, net of issuance
  costs (note 1) ...............        --         --        45,533
Compensation expense:
  - the Company ................        --         --         1,034
  - a listed subsidiary ........        --         --         1,001
Translation adjustment .........        --       (1,717)     (1,717)
Net income .....................      58,968       --        58,968
                                   ---------  ---------   ---------

Balance at March 31, 1998  .....     176,808       (255)    270,214
                                   ---------  ---------   ---------

                                   US$22,873     US$(33)  US$34,956
                                   ---------  ---------   ----------

          See accompanying notes to consolidated financial statements.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                        Year ended March 31,
                                                                        --------------------
                                                         1998           1998             1997           1996
                                                         ----           ----             ----           ----
                                                          US$            HK$              HK$            HK$
Cash flow from operating activities
Net income .....................................         7,628          58,968          40,635          31,583
Adjustments to reconcile net income to net
  cash provided (used) in operating activities:
  Bad debt provision ...........................           126             977           1,000             575
  Compensation expense .........................           263           2,035            --              --
  Depreciation and amortization ................           525           4,056           3,110           3,247
  Loss (gain) on sale of property, plant and
    equipment ..................................        (1,064)         (8,221)            450              54
  Minority interests ...........................         1,498          11,576            --              --
  Changes in operating assets and liabilities:
    Accounts receivable ........................          (734)         (5,674)        (14,694)         (5,956)
    Inventories ................................        (2,056)        (15,897)        (53,039)         (5,495)
    Prepaid expenses ...........................          (138)         (1,074)           (163)           (898)
    Other current assets .......................          (175)         (1,354)          2,943          (4,428)
    Income taxes receivable ....................            56             437            (437)            583
    Accounts payable ...........................        (2,536)        (19,604)          1,212         (29,082)
    Accrued payroll and employee benefits ......          (634)         (4,904)          6,580             531
    Other accrued liabilities ..................           (50)           (386)           (814)          4,627
    Income taxes payable .......................           413           3,193             374            (250)
                                                       -------        --------        --------        --------

Net cash provided (used) in operating activities         3,122          24,128         (12,843)         (4,909)
                                                       -------        --------        --------        --------

Cash flow from investing activities
Purchase of property, plant and equipment ......        (4,242)        (32,785)        (25,670)         (1,381)
Purchase of long-term investments ..............          (702)         (5,430)           --              --
Expenditure on real estate investment ..........          (626)         (4,842)           --               (83)
Increase in restricted cash ....................           (60)           (465)         (3,199)         (5,861)
Proceeds from sale of property, plant
  and equipment ................................         1,429          11,047            --               234
                                                       -------        --------        --------        --------

Net cash used in investing activities ..........        (4,201)        (32,475)        (28,869)         (7,091)
                                                       -------        --------        --------        --------

Cash flow from financing activities
Repayment of bank overdrafts ...................       (32,697)       (252,746)       (423,442)       (270,246)
Repayment of short-term borrowings .............       (14,737)       (113,920)       (154,681)        (97,006)
Repayment of long-term debt ....................          (261)         (2,020)           (841)           (529)
Increase in bank overdrafts ....................        30,933         239,114         422,459         269,323
Net proceeds from issuance of stock by
  subsidiary ...................................        15,965         123,413            --              --
Increase in short-term borrowings ..............        10,096          78,040         150,530         109,166
Increase in long-term debt .....................         1,823          14,100           9,940            --
Net proceeds from issuance of convertible
  preferred stock ..............................          --              --            44,092            --
Advances from related parties ..................          --              --               139          31,058
Repayments to related parties ..................          --              --            (2,904)        (31,176)
                                                       -------        --------        --------        --------

Net cash provided by financing activities ......        11,122          85,981          45,292          10,590
                                                       -------        --------        --------        --------

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                             (Dollars in thousands)

                                                                         Year ended March 31,
                                                                         --------------------
                                                           1998           1998          1997         1996
                                                           ----           ----          ----         ----
                                                            US$            HK$           HK$          HK$

Net increase (decrease) in cash and cash
  equivalents .....................................        10,043         77,634        3,580       (1,410)

Cash and cash equivalents at beginning
  of year .........................................         1,018          7,868        3,741        4,783

Exchange adjustments ..............................          (205)        (1,584)         547          368
                                                          -------        -------        -----       ------

Cash and cash equivalents at end of year ..........        10,856         83,918        7,868        3,741
                                                          =======        =======        =====       ======


Supplementary disclosures of cash flow information:

Cash paid during the year for:
  Interest and finance charges ....................           485          3,751        6,780        5,651
  Income taxes paid ...............................            78            606        1,195        1,098


Capital lease obligations were incurred to acquire motor vehicles of HK$696 (US$90) in 1998, HK$360 in 1997 and HK$Nil in 1996.

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

         The exchange of shares has been accounted for as reverse acquisition and the Company, although the continuing legal entity, is assumed to be the acquiree. The accompanying financial statements include the consolidated results of operations and financial position of Man Sang Holdings, Inc. and its subsidiaries for all periods subsequent to the Reorganization. Prior to the Reorganization the financial information is represented by Man Sang International (B.V.I.) Limited and its subsidiaries.

         The principal activities of the Company comprise the processing and sale of fresh water and cultured pearls. The selling and administrative activities are performed in Hong Kong, Special Administrative Region of the People's Republic of China ("Hong Kong") and the processing activities are conducted by subsidiaries operating in Guangdong Province, the People's Republic of China ("China"). The Company also derives rental income from real estate located at its pearl processing facility in China and from offices in Hong Kong.

         On November 8, 1997, the Company made an investment of Renminbi 5.1 million (HK$4.7 million) for a 19.5% stake in a pearl farm located in Nan'ao County in Guangdong Province in China through a cooperative joint venture which has a duration of 11 years. In case of termination or liquidation of the joint venture, the Company is entitled to receive 19.5% of the net assets of the joint venture.

         During the three years ended March 31, 1998, over 94% of the Company's purchases were pearls. As pearl is a commodity and its value is subject to prevailing market conditions, it is a customary practice in the pearl market that buyers and sellers of pearls do not normally enter into any long-term contracts. The Company currently does not have any fixed term purchase contracts with any pearl farmers or suppliers. The Company also considers that any adverse change in climate and environmental conditions at the source regions of pearls may have an adverse effect on pearl harvesting and hence the supply of pearls. The Company has developed relationships with a network of suppliers to ensure a continuous supply of different types of pearls.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)


1.       ORGANIZATION AND BASIS OF FINANCIAL STATEMENTS - continued

         The Company has adopted a policy of diversification of sources under which pearls are purchased from different suppliers in different countries or regions so that the Company is less susceptible to changes in raw materials supply due to the changes in climate and environmental conditions at any particular source region. The Company negotiates the purchases of pearls on an as needed basis at prevailing market prices. The prices of pearls fluctuate according to demand and supply conditions in the market. Any significant increase in the prices of pearls may affect the profitability of the Company. The Company has expanded its product range in recent years in order to reduce the impact of price fluctuations of any one type of pearl. However, there can be no assurance that pearls will be available from its suppliers in the quantities, of the quality and on the terms required by the Company. For each of the three years ended March 31, 1998 the largest supplier of the Company accounted for approximately 17.5%, 17.2% and 21.4% of the Company's total purchases, respectively.

         Of the Company's purchases, approximately 68% in 1998, 55% in 1997 and 67% in 1996 was settled in Renminbi ("RMB"), the currency of China. Accordingly, the Company has a direct exposure to the risk of any adverse exchange rate fluctuation in RMB. Nevertheless, the Company has not recorded any material foreign currency gain or loss or experienced any difficulties in obtaining sufficient RMB during the past three years.

         Since January 1, 1994, the government of China has adopted a unified floating exchange rate system to allow the exchange rate of RMB to be largely determined by market supply and demand and promulgated a series of rules and policy to provide a platform for full convertibility of RMB. Even though the prevailing exchange rate for RMB to Hong Kong dollars is relatively stable under the current regime as a result of the above system, there can be no assurance that such exchange rate will not become volatile or that there will be no deterioration of the macroeconomic environment in either China or Hong Kong which may lead to a fluctuation in the exchange rate for RMB to Hong Kong dollars. In the case of a significant appreciation in RMB, the costs of purchases of the Company may increase significantly, which will have an adverse effect on the profitability of the Company.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)


1.       ORGANIZATION AND BASIS OF FINANCIAL STATEMENTS - continued

         Man Sang International Limited ("MSIL"), an indirectly owned subsidiary of the Company and a company incorporated on July 30, 1997 as an exempted company under the Companies Act 1981 of Bermuda (as amended), applied for listing on The Stock Exchange of Hong Kong Limited (the "Hong Kong Stock Exchange") of shares of HK$0.1 each of the capital stock (the "Shares") and the warrants to purchase the Shares (the "Warrants"), including, inter alia, 127.5 million Shares (the "New Issue") to be offered and sold to the investing public in Hong Kong at HK$1.08 per share for an aggregate offering price of HK$137.7 million, together with the Warrants in the proportion of one Warrant for every five shares. Each Warrant entitles the holder thereof to subscribe for one Share at an exercise price of HK$1.3 each from the date of issue up to and including March 31, 1999.

         On September 25, 1997, the Hong Kong Stock Exchange granted the listing and permission to deal the Shares and the Warrants of MSIL and the trading of such Shares and Warrants commenced on the Hong Kong Stock Exchange on September 26, 1997. Following the initial public offering of the New Issue, the Company holds 73.02% of the capital stock of MSIL. In connection with the initial public offering of the New Issue, net proceeds of approximately HK$123.4 million were raised and a fee of approximately HK$11.4 million was received by the Company as part of the arrangement of the New Issue in the initial public offering. The Company has not recognized any gain arising on the amount in excess of the Company's carrying value of its interest in MSIL and such amount has been included in the stockholders' equity as part of the additional paid-in capital.

         The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which differ from those used in the statutory accounts of its subsidiaries. The principal adjustments made by the Company to conform the statutory accounts of the subsidiaries to U.S. GAAP relate to the amortization of property held for real estate investment, which is not amortized for local statutory reporting, and the restatement of real estate investment at cost, which is stated at open market value estimated by external professional valuers for local statutory reporting. At March 31, 1998, there was no material difference between the retained earnings computed under US GAAP and the retained earnings available for distribution prepared in accordance with the accounting principles used in the preparation of the statutory accounts of the subsidiaries.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of consolidation - The consolidated financial statements include the assets, liabilities, revenues and expenses of Man Sang Holdings, Inc. and all its subsidiaries. All material intra-group transactions and balances have been eliminated.

         Cash and cash equivalents - Cash and cash equivalents include cash on hand, demand deposits, interest bearing savings accounts, and time certificates of deposit with an original maturity of three months or less.

         Inventories - Inventories are stated at the lower of cost determined by the weighted average method, or market. Finished goods inventories consist of raw materials, direct labor and overhead associated with the processing of pearls.

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

         Valuation of long-lived assets - The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for disposal costs.

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


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued


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


         Earnings per share ("EPS") - In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This pronouncement provides for the calculation of basic and diluted EPS which is different from the previous calculation of primary and fully diluted EPS and requires restatement of such EPS information for all prior periods presented. Reconciliation of the basic and diluted EPS is as follows:


                                            For the year ended March 31, 1998           For the year ended March 31, 1997
                                            ---------------------------------           ---------------------------------
                                            Earnings       Shares          EPS          Earnings       Shares           EPS
                                             HK$'000                       HK$           HK$'000                        HK$
         Basic EPS
         Net income available to
           common stockholders                58,968      4,305,458      13.70            40,635      3,766,454       10.79
         Effect of dilutive securities                                   -----                                        -----
           series B preferred stock             -              -                            -           296,538
         Effect of dilutive stock options
           granted by the Company               -            84,639                         -              -
         Effect of dilutive stock options
           granted by a listed subsidiary        (46)          -                            -              -
                                             -------      ---------                      -------      ---------

         Diluted EPS
         Net income available to
           common stockholders,
           including conversion               58,922      4,390,097      13.42            40,635      4,062,992       10.00
                                             -------      ---------      -----           -------      ---------       -----


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

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

         Stock option plan - The Company has elected to account for its stock option plan using the fair value method in accordance with SFAS No.123 "Accounting for Stock-Based Compensation". Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period.

         Employee benefits - The Company does not provide for any retirement or post-retirement benefits as such benefits, if any, are not significant.

         Translation into United States Dollars - The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of Hong Kong dollar amounts into US dollars are for convenience only and have been made at the rate of HK$7.73 to US$1, the approximate free rate of exchange at March 31, 1998. Such translations should not be construed as representations that the Hong Kong dollar amounts could be converted into US dollars, at that rate or any other rate.

+ Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassifications - Certain reclassifications have been made to prior period amounts to conform with the current year presentation.

         New accounting standards not yet adopted - In June 1997, the FASB issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

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

         SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

         In February 1998, the FASB issued SFAS No.132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which amends the disclosure requirements for pensions and other postretirement benefits. Adoption of the standard will not significantly change the Company's financial statement disclosures.


INCOME TAXES

         Income is subject to taxation in the various countries in which the Company and its subsidiaries operate.

         The components of income before income taxes and minority interests are as follows:


                                                                                             Year ended March 31,
                                                                                  1998               1997            1996
                                                                                  ----               ----            ----
                                                                                   HK$                HK$             HK$

         Hong Kong.........................................................       21,867            (1,333)           2,870
         Other regions in China............................................       59,350            48,694           30,147
         Corporate expenses, net...........................................       (7,130)           (5,594)            -
                                                                                 -------           -------          -------

                                                                                  74,087            41,767           33,017
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

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)


3.       INCOME TAXES - continued

         The Company has three subsidiaries which are incorporated in Guangdong Province, China and operate in the special economic zone of Shenzhen. These companies are subject to Chinese income taxes at the applicable tax rate (currently 15%) on taxable income based on income tax laws applicable to foreign enterprises. Pursuant to the same income tax laws, the subsidiaries are fully exempt from Chinese income tax on their manufacturing operations for two years starting from the first profit-making year, followed by a 50% exemption for the next three years. These subsidiaries have applied for the full exemption. The exemptions applicable to these companies will expire in 1999, 2000 and 2002, respectively. These exemptions do not apply to rental income.

         The provision for income taxes consists of the following:

                                                                                           Year ended March 31,
                                                                                  1998               1997            1996
                                                                                  ----               ----            ----
                                                                                   HK$                HK$             HK$
         Current tax:

         United States.....................................................        1,769               444              195
         Foreign subsidiaries operating in:
           Hong Kong.......................................................        1,154               529            1,197
           Other regions in China..........................................          620               159               42
                                                                                 -------           -------          -------

                                                                                   3,543             1,132            1,434
                                                                                 =======           =======          =======


         Had the tax holidays and concessions detailed above not been available, the tax charge would have been increased by HK$9,282 in 1998, HK$9,354 in 1997 and HK$5,412 in 1996.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)


3.       INCOME TAXES - continued

         A reconciliation between the provision for income taxes computed by applying the United States statutory tax rate to income before taxes and the actual provision for income taxes is as follows:


                                                                                             Year ended March 31,
                                                                                  1998               1997            1996
                                                                                  ----               ----            ----
                                                                                   HK$                HK$             HK$

         Applicable U.S. federal tax rate..................................          34%               34%              34%
                                                                                 -------           -------          -------

         Provision of income taxes at the applicable
           U.S. federal tax rate on income for the year....................       25,190            14,201           11,226
         International rate difference.....................................      (21,824)          (16,145)          (8,676)
         Overprovision in prior years......................................         (555)             (117)            -
         Tax attributable to income not subject to taxation................         -                 -              (1,311)
         Other.............................................................          732             3,193              195
                                                                                 -------           -------          -------

         Income tax provision..............................................        3,543             1,132            1,434
                                                                                 =======           =======          =======


         U.S. deferred tax liabilities have not been provided on approximately HK$231,000 in undistributed earnings of foreign subsidiaries because the Company intends to reinvest those earnings permanently. If such earnings were paid as dividends to the Company in a single distribution, the estimated U.S. income tax, net of foreign tax credits, if allowable, would be approximately HK$51,000.


4.       INVENTORIES

         Inventories by major categories are summarized as follows:

                                                                                                          March 31,
                                                                                                     1998            1997
                                                                                                     ----            ----
                                                                                                      HK$             HK$

         Raw materials..................................................................             1,421           12,432
         Work in progress...............................................................            43,876           39,531
         Finished goods.................................................................           109,198           87,600
                                                                                                   -------          -------

                                                                                                   154,495          139,563
                                                                                                   =======          =======

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)


5.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                                                                                          March 31,
                                                                                                     1998            1997
                                                                                                      HK$             HK$

         Leasehold land and buildings...................................................            49,909           31,222
         Plant and machinery ...........................................................             3,145            2,630
         Furniture and equipment........................................................             4,623            3,913
         Motor vehicles.................................................................             4,176            3,321
         Less: accumulated depreciation.................................................           (11,142)          (8,224)
                                                                                                   -------          -------

         Net book value                                                                             50,711           32,862
                                                                                                   =======          =======


         Included in property, plant and equipment are assets acquired under capital leases with the following net book values:
                                                                                                          March 31,
                                                                                                     1998            1997
                                                                                                      HK$             HK$
         At cost:
         Motor vehicles.................................................................             1,230              360
         Less: accumulated amortization.................................................               236               45
                                                                                                   -------          -------

                                                                                                       994              315
                                                                                                   =======          =======


         Amortization of capital lease assets, which is included in depreciation expense in the accompanying consolidated statements of income, was HK$191 in 1998, HK$49 in 1997 and HK$289 in 1996.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)


6.       REAL ESTATE INVESTMENT

                                                                                                          March 31,
                                                                                                     1998            1997
                                                                                                      HK$             HK$
         At cost:
         Leasehold land and buildings  - Hong Kong......................................             5,568              748
                                             - Other regions of China...................            27,070           27,261
         Less: accumulated depreciation.................................................            (2,554)          (1,981)
                                                                                                   -------          -------

                                                                                                    30,084           26,028
                                                                                                   =======          =======


         The real estate investment in other regions of China represents the Company's interest in an industrial complex known as Man Sang Industrial City located in Gong Ming Zhen, Shenzhen. Part of the industrial complex is used by the Company and is included in property, plant and equipment. The remaining leasehold land and buildings are classified as real estate investment and leased to unaffiliated third parties under cancelable operating lease agreements. The real estate investment in Hong Kong represents the Company's office premises leased to unaffiliated third parties under non cancelable operating lease agreements.

         Rental income relating to such operating leases is included in gross rental income in the consolidated statements of income and amounted to HK$5,446 in 1998, HK$5,591 in 1997 and HK$3,785 in 1996.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)


7.       SHORT-TERM BORROWINGS


         Short-term borrowings comprise:
                                                                                                         March 31,
                                                                                                    1998             1997
                                                                                                    ----             ----
                                                                                                     HK$              HK$
         Bank borrowings:
           Import bank loans............................................................             2,084           22,284
           Bank overdrafts..............................................................              -              13,632
           Other bank loans.............................................................              -              15,680
                                                                                                   -------          -------

         Total bank borrowings..........................................................             2,084           51,596
                                                                                                   =======          =======

         Weighted average interest rate on
           borrowings at end of year....................................................            10.25%             9.3%
                                                                                                   =======          =======


         At end of year:

         Bank credit facilities.........................................................            85,600           91,145
         Utilized ......................................................................             2,084           51,596
                                                                                                   -------          -------

         Bank credit facilities available...............................................            83,516           39,549
                                                                                                   =======          =======


         Interest rates are generally based on the banks' prime lending rates and the credit lines are normally subject to periodic review. There are no significant covenants or other financial restrictions relating to the Company's short-term borrowings.

         At March 31, 1998, leasehold land and buildings with a net book value of HK$38,546, real estate investments with a net book value of HK$4,778 and cash of HK$9,525, of which HK$6,531 was released subsequent to March 31, 1998, were pledged as collateral for the above facilities and bank loans described in note 8. Other than the cash pledged, there is no restriction on the use of the assets pledged for such facilities and bank loans.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)


8.       LONG-TERM DEBT

                                                                                                            March 31,
                                                                                                     1998             1997
                                                                                                     ----             ----
                                                                                                      HK$              HK$
         Long-term debt consists of:
         Bank loan bearing interest at Hong Kong Inter Bank Offer Rate ("HIBOR")
           plus 3%, repayable by quarterly
           installments of HK$300 through 2005..........................................             9,000             -
         Bank loan bearing interest at HIBOR plus 2.5%, repayable
           by monthly installments of HK$104 through November 2004......................             8,333            9,583
         Bank loan bearing interest at Best Lending Rate plus 0.25%,
           repayable by monthly installments of HK$53 through 2004......................             4,026             -
         Bank loan bearing interest at Best Lending Rate plus 0.25%,
           repayable by monthly installments of HK$8 through 2004.......................               611             -
         Bank loan bearing interest at Hong Kong Prime rate
           plus 1.25%, repayable by monthly installments of HK$22
           through November 1997........................................................              -                 154
         Capital lease obligations bearing interest at 9.13% to 11.83%
           per annum....................................................................               806              263
                                                                                                   -------          -------

         Total..........................................................................            22,776           10,000
         Current portion of long-term debt..............................................             3,434            1,498
                                                                                                   -------          -------

         Long-term debt, less current portion...........................................            19,342            8,502
                                                                                                   =======          =======

         Maturities of long-term debt as of March 31, 1998 are as follows:
                                                                                                                       HK$
         Year ending March 31,
         1999...............................................................................................          3,434
         2000...............................................................................................          3,415
         2001...............................................................................................          3,371
         2002...............................................................................................          3,302
         2003...............................................................................................          3,179
         After 2003.........................................................................................          6,075
                                                                                                                    -------

                                                                                                                     22,776
                                                                                                                    =======

         There are no significant covenants or financial restrictions relating to the Company's long-term debt.


         Details of assets pledged by the Company as collateral for the above bank loans are described in note 7.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - continued (Dollars in thousands
                               except share data)

9.       COMMITMENTS AND CONTINGENCIES

         The Company leases premises under various operating leases which do not contain any escalation clauses and one of the leases contains a renewal option. Rental expense under operating leases was HK$4,190 in 1998, HK$3,413 in 1997 and HK$2,739 in 1996.

         As at March 31, 1998, the Company and its subsidiaries were obligated under capital leases and non cancelable operating leases requiring minimum rentals as follows:

                                                                                                  Capital         Operating
                                                                                                  leases           leases
                                                                                                    HK$              HK$
         Year ending March 31,
           1999..............................................................................          339            4,001
           2000..............................................................................          290            1,000
           2001..............................................................................          219             -
           2002..............................................................................          128             -
                                                                                                   -------          -------

         Total minimum lease payments........................................................          976            5,001
                                                                                                                    =======

         Less: amount representing interest..................................................          170
                                                                                                   -------

         Present value of minimum lease payments.............................................          806
                                                                                                   =======

         At March 31, 1998, the Company was committed to purchase a property in Hong Kong at a cost of HK$39,731, of which HK$7,946 was paid by the Company during the year as deposit. In addition, the Company also had commitment of HK$8,400 relating to the construction of leasehold properties in China.

10.      CAPITAL STOCK

         The Company's capital stock consists of common stock and Series A preferred stock and Series B convertible preferred stock.

         Pursuant to a resolution of the Board of Directors on October 2, 1996 which authorized a one-for-four reverse split of common stock effective October 10, 1996, the number of authorized shares of common stock was decreased to 25,000,000 shares and the outstanding shares of common stock were decreased to 4,304,862. The par value of each share of common stock remained at $0.001 per share.

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

         The Series B preferred shares are convertible into common stock commencing on or after 45 days following the sale of such shares. Each of the Series B preferred shares is convertible into the number of shares of common stock determined by dividing US$1 by an amount equal to the lesser of (1) the market price of the common stock on the closing date of the sale of such shares or (2) 70% of the average closing bid price of the common stock for the five trading days preceding the conversion. The right of the holders of Series B preferred shares to convert such shares into common stock expired on December 31, 1997.

         The Series B preferred shares have a liquidation preference of US$1,000 per share and are subject, at the election of the Company, to redemption or conversion at such price after December 31, 1997.

         At March 31, 1998, no shares of Series B preferred stock were outstanding.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - continued (Dollars in thousands
                               except share data)


11.      RELATED PARTY TRANSACTIONS

         The Company's credit facilities with banks were guaranteed by the directors who had issued unlimited joint and several guarantees to secure all the bank facilities set out in note 7. These guarantees were released following the listing of the Shares and the Warrants of MSIL on the Hong Kong Stock Exchange. No charges were made in respect of these guarantees.

         During the periods presented, a leasehold property was provided free of charge to Mr. C.H. Cheng for his residential use.

         During the year ended March 31, 1996, the Company advanced amounts to, and borrowed amounts from, directors Mr. T.P. Cheng and Mr. C.H. Cheng, who were also the beneficial controlling stockholders of the Company, and companies in which Mr. C.H. Cheng is a stockholder. All balances were made on an interest-free basis and settled on May 30, 1996.


12.      STOCK OPTION PLANS

         In October of 1996, the Company approved the establishment of the Man Sang Holdings, Inc. 1996 Stock Option Plan (the "Plan"), under which stock options awards may be made to employees, directors and consultants of the Company. The Plan will be administered by a Compensation Committee to be appointed by the directors with the advice and recommendations of senior management and will comprise solely non-employee directors of the Company. The Plan will remain effective until October 2006 unless terminated earlier by the Board of Directors.

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


12.      STOCK OPTION PLANS - continued

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

         Pursuant to the Plan, the Company granted, on September 16, 1997, non-qualified stock options (the "Holding Company Options") to the directors and certain senior employees of the Company to purchase, in aggregate, 850,000 shares of common stock of the Company, at an exercise price of US$1.22 per share (which represented 85% of the fair market value of the common stock on the date of grant as determined pursuant to Article 6.2 of the Plan). Fifty percent (50%) of such Holding Company Options are exercisable on or after September 16, 1998 and balance are exercisable on or after September 16, 1999; however, no Holding Company Option may be exercised after September 16, 2007. All options granted were outstanding at March 31, 1998. Compensation cost based on the fair value of the options on the date of grant is being amortized over the period between the date of grant and the earliest date on which the options may be exercised.

         On September 8, 1997, MSIL adopted a share option scheme (the "Scheme") to grant options to purchase MSIL ordinary shares (the "MSIL Options") to any full-time employee of MSIL or any of MSIL's subsidiaries (an "MSIL Employee"). Pursuant to the Scheme, MSIL may, at any time until the end of the day on September 7, 2007, and from time to time, grant MSIL Options to any MSIL Employee, at an exercise price of not less than 80% of the average of the closing prices of MSIL ordinary shares on the Hong Kong Stock Exchange for the five trading days immediately preceding the date of grant or the nominal value of MSIL ordinary shares of HK$0.10 per share, whichever is higher. The maximum number of shares in respect of which MSIL Options may be granted under the Scheme may not exceed such number of shares as shall represent 10% of the issued share capital of MSIL from time to time excluding any shares issued upon the exercise of MSIL Options granted pursuant to the Scheme.

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

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - continued (Dollars in thousands
                               except share data)


12.      STOCK OPTION PLANS - continued

         MSIL granted, on October 16, 1997 and December 3, 1997, MSIL Options to certain MSIL Employees to purchase 38,600,000 and 8,650,000 ordinary shares of MSIL, respectively, at the exercise price of HK$0.6208 per share and HK$0.4460 per share, respectively, which were less than the market price per share on date of grant. The MSIL Options granted were accepted by grantees on October 20, 1997 and December 8, 1997, respectively. They may be exercised during the two-year periods commencing April 20, 1998 and June 8, 1998, respectively. During the year, 2,000,000 MSIL Options lapsed following the resignation of an executive director of MSIL.

         The Company has elected to account for the Holding Company Options and the MSIL Options using the Fair Value Method. The fair values of each Holding Company Option and each MSIL Option granted on September 16, 1997, October 16, 1997 and December 3, 1997 were calculated to be US$0.63, HK$0.13 and HK$0.19, respectively using the Black-Scholes Model, with the following assumptions:


                                                                                     Holding
                                                                                     Company                 MSIL
                                                                                     Options                Options
                                                                                     -------                -------

         (a)      Risk-free interest rate per annum                                   5.9%                   5.25%
         (b)      Expected life                                                      2 years                2 years
         (c)      Expected volatility                                                  63%                    33%
         (d)      Expected dividend yield                                              Nil                    5%

         The total compensation expense of the Holding Company Options and the MSIL Options recognized in the consolidated statement of income for the year ended March 31, 1998 was HK$2,035.

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

         Details of the amounts receivable from the five customers with the largest receivable balances at March 31, 1998 and 1997 are as follows:


                                                                                                     Percentage of
                                                                                                  accounts receivable
                                                                                                       March 31,
                                                                                               1998                 1997
                                                                                               ----                 ----

         Five largest receivable balances.............................................           43.14%              48.15%

         The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

         Bad debt provisions were HK$1,977 in 1998, HK$1,000 in 1997 and HK$575 in 1996. The deductions from the allowance for doubtful accounts which represented write-offs of bad debts were HK$Nil in 1998, HK$567 in 1997 and HK$64 in 1996.


14.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No.107, "Disclosures About Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

         The carrying amounts of cash, accounts receivable, accounts payable, short-term borrowings and long-term debt are reasonable estimates of their fair values. The interest rates on the Company's short-term borrowings and long-term debt approximate those which would have been available at March 31, 1998 for debt of the same remaining maturities.

         All the financial instruments are for trade purposes.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)


15.      SEGMENT INFORMATION

         Contributions of the major activities, profitability information and asset information are summarized below:

                                                                                           Year ended March 31,
                                                                                  1998               1997            1996
                                                                                  ----               ----            ----
                                                                                   HK$                HK$             HK$

         Net revenues
           Pearls..........................................................      262,158           248,240          206,924
           Real estate investment..........................................        5,446             5,591            3,785
                                                                                 -------           -------          -------

                                                                                 267,604           253,831          210,709
                                                                                 =======           =======          =======

         Operating income
           Pearls..........................................................       50,905            44,220           36,468
           Real estate investment..........................................        1,937             2,279            1,526
                                                                                 -------           -------          -------

                                                                                  52,842            46,499           37,994
                                                                                 =======           =======          =======

         Identifiable assets
           Pearls..........................................................      333,645           215,864          143,161
           Real estate investment..........................................       30,084            26,276           26,915
           Corporate assets................................................       39,621            26,335            3,165
                                                                                 -------           -------          -------

                                                                                 403,350           268,475          173,241
                                                                                 =======           =======          =======

         Depreciation and amortization
           Pearls..........................................................        3,043             1,725            1,962
           Real estate investment..........................................          627             1,196            1,227
           Corporate assets................................................          386               189               58
                                                                                 -------           -------          -------

                                                                                   4,056             3,110            3,247
                                                                                 =======           =======          =======

         Capital expenditure
           Pearls..........................................................       12,984             7,373            1,381
           Real estate investment..........................................        4,842              -                  83
           Corporate assets................................................       25,927            18,657             -
                                                                                 -------           -------          -------

                                                                                  43,753            26,030            1,464
                                                                                 =======           =======          =======

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)


15.      SEGMENT INFORMATION - continued

         All of the Company's sales of pearls are coordinated through the Hong Kong subsidiaries and an analysis by destination is as follows:

                                                                                           Year ended March 31,
                                                                                  1998               1997            1996
                                                                                   HK$                HK$             HK$
         Net sales:
           Hong Kong.......................................................       51,070            59,232           47,507

         Export:
           Asian countries excluding Hong Kong.............................       51,656            62,164           61,831
           North America...................................................       61,312            39,556           23,448
           Europe..........................................................       86,738            74,964           60,035
           Others..........................................................       11,382            12,324           14,103
                                                                                 -------           -------          -------

                                                                                 262,158           248,240          206,924
                                                                                 =======           =======          =======


         The Company operates in only one geographic area. The location of the Company's identifiable assets is as follows:

                                                                                                   March 31,
                                                                                  1998               1997            1996
                                                                                  ----               ----            ----
                                                                                   HK$                HK$             HK$

         Hong Kong.........................................................      319,191           176,677         102,106
         Other regions of China............................................       84,159            91,798          71,135
                                                                                 -------           -------         --------

                                                                                 403,350           268,475         173,241
                                                                                 =======           =======         ========

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES



16.      QUARTERLY DATA (UNAUDITED)


                                                                  1st              2nd              3rd               4th
                                                                Quarter          Quarter          Quarter           Quarter
                                                                -------          -------          -------           -------
                                                                HK$'000          HK$'000          HK$'000           HK$'000
1998


Net sales                                                         67,021          73,034            53,882           68,221
Gross profit                                                      26,630          28,915            21,872           27,329
Operating income                                                  14,023          15,283             8,025           15,511
Net income                                                        20,559          18,338             8,447           11,624


Basic earnings per share                                            4.78            4.26              1.96             2.70
Diluted earnings per share                                          4.78            4.23              1.83             2.70


1997


Net sales                                                         55,847          63,403            56,820           72,170
Gross profit                                                      21,935          22,047            21,371           31,114
Operating income                                                  13,412          12,639            12,630            7,818
Net income                                                        11,132          12,115            10,531            6,857


Basic earnings per share                                            3.71            3.50              2.45             1.59
Diluted earnings per share                                          3.33            2.82              2.45             1.59

Common stock price

1998 Quarter
                                                                High              Low
                                                                 US$              US$

First                                                             2.870           1.120
Second                                                            2.250           1.370
Third                                                             2.125           1.370
Fourth                                                            1.750           0.625


1997 Quarter

First                                                              3.87            3.00
Second                                                             3.50            1.00
Third                                                              6.00            3.50
Fourth                                                             3.50            1.75


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

10.6 Service Agreement, dated September 8, 1997, between Man Sang International Limited and Hung Kwok Wing (5)

10.7 Service Agreement, dated September 8, 1997, between Man Sang International Limited and Sio Kam Seng (5)

10.8 Service Agreement, dated September 8, 1997, between Man Sang International Limited and Ng Hak Yee (5)

10.9 Service Agreement, dated September 8, 1997, between Man Sang International Limited and Yan Sau Man Amy (5)

10.10 Contract dated November 8, 1997, between Nan'ao Shaohe Pearl Seawater Culture Co., Ltd. of Guangdong Province, People's Republic of China, Man Sang Jewellery Co., Ltd. of Hong Kong and Chung Yuen Company o/b Golden Wheel Jewellery Mfr. Ltd. of Hong Kong to establish a cooperative joint venture in Nan'ao County, Guangdong Province, People's Republic of China (6)

10.11 Agreement dated January 2, 1998, between Overlord Investment Company Limited and Excel Access Limited, a subsidiary of the Company, pursuant to which Excel Access Limited will purchase certain real property located at Flat A, 33rd Floor, of Valverde, 11 May Road, Hong Kong for HK$15,050,000 (6)

13.1     Annual report to security holders (4)

21.1     Subsidiaries of the Company

24.1     Power of Attorney (included on page 44).

27.1     Financial data schedule

99.1 Share Option Scheme of Man Sang International Limited, a subsidiary of the Company (6)

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

(5) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997

(6) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997