Form 10-K405/A
period 1998-03-31
MAN SANG HOLDINGS INC
filed 1998-07-15
CIK 807630

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 -------------

                                  Form 10-K/A
                                AMENDMENT NO. 1

                                 -------------
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended March 31, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______.

                        Commission File No. 33-10639-NY

                            ----------------------

                            MAN SANG HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

                             ----------------------

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

                         Common Stock $0.001 par value

                                (Title of class)

                                   ---------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past ninety (90) days.    Yes x   No
                                                      ---    ---

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

(b) income of about HK$11.4 million was earned in respect of subscription monies received on MSIL'S IPO;

(c) proceeds of approximately HK$11.0 million from sales of the Leasehold Property; and

(d) net cash of HK$24.1 million provided by operating activities. See "Item 8 - Financial Statements - Consolidated Statement of Cash Flows for the years ended March 31, 1998, 1997 and 1996."

In respect of the use of net proceeds of HK$123.4 million raised from MSIL's IPO during the period from the date the new funds was raised to March 31, 1998, they were used as follows:-

(a) approximately HK$15.0 million for the purchase of pearls including South Sea pearls, Tahitian pearls, Japanese cultured pearls, Chinese cultured pearls and freshwater pearls, and accessories;

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of July, 1998.

                                      MAN SANG HOLDINGS, INC.


                                      By:      /s/ CHENG Chung Hing, Ricky
                                               ___________________________

                                               CHENG Chung Hing, Ricky
                                               Chairman of the Board, President
                                               and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Cheng Chung Hing, Ricky, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

NAME                                TITLE                                               DATE
----                                -----                                               ----

/s/ CHENG Chung Hing, Ricky
___________________________         Chairman of the Board, President                    July 14, 1998
CHENG Chung Hing, Ricky             and Chief Executive Officer

/s/ CHENG Tai Po
___________________________         Vice Chairman of the Board                          July 14, 1998
CHENG Tai Po

/s/ YAN Sau Man, Amy
___________________________         Vice President and Director                         July 14, 1998
YAN Sau Man, Amy

/s/ HUNG Kwok Wing, Sonny
___________________________         Vice President and Director                         July 14, 1998
HUNG Kwok Wing, Sonny

/s/ NG Hak Yee, Patrick
___________________________         Chief Financial Officer and Director                July 14, 1998
NG Hak Yee, Patrick