Form 10-Q
period 1998-06-30
MAN SANG HOLDINGS INC
filed 1998-08-14
CIK 807630

                             MAN SANG HOLDINGS, INC.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

         AS OF JUNE 30, 1998, 4,305,960 SHARES OF COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

                           MAN SANG HOLDINGS, INC.

                                    INDEX


PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements
                  Consolidated Balance Sheet as at
                    June 30, 1998 and March 31, 1998.........................F-1

                  Consolidated Statements of Income and
                    Comprehensive Income for the three months
                    ended June 30, 1998 and 1997.............................F-3

                  Consolidated Statements of Cash Flows for
                    the three months ended June 30, 1998 and 1997............F-4

                  Notes to Condensed Consolidated Financial Statements.......F-5


Item 2.           Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.............1


PART II - OTHER INFORMATION...................................................4


SIGNATURES

                                               PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
               (Amounts expressed in thousands except share data)

                                                                   JUNE 30, 1998          MARCH 31, 1998
                                                             --------        --------        --------
                                                                US$            HK$              HK$
ASSETS
Current assets:
    Cash and cash equivalents                                   8,913          68,895          83,918
    Restricted cash                                               416           3,214           9,525
    Accounts receivable, net of allowance for doubtful          6,969          53,874          52,195
         accounts of HK$2,498 as of June 30, 1998 and
         HK$1,977 as of March 31, 1998
     Inventories
         Raw materials                                            465           3,595           1,421
         Work in progress                                       5,718          44,198          43,876
         Finished goods                                        15,183         117,365         109,198
                                                             --------        --------        --------
                                                               21,366         165,158         154,495

     Prepaid expenses                                             156           1,203           2,429
     Other current assets                                         923           7,135          14,563
                                                             --------        --------        --------
              Total current assets                             38,743         299,479         317,125

Long-term investments                                             702           5,430           5,430

Property, plant and equipment                                  13,625         105,325          61,853
     Accumulated depreciation                                  (1,596)        (12,337)        (11,142)
                                                             --------        --------        --------
                                                               12,029          92,988          50,711

Real estate investment                                          4,222          32,638          32,638
     Accumulated depreciation                                    (351)         (2,716)         (2,554)
                                                             --------        --------        --------
                                                                3,871          29,922          30,084
                                                             --------        --------        --------
              Total  assets                                    55,345         427,819         403,350
                                                             ========        ========        ========

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET(UNAUDITED) - CONTINUED
               (Amounts expressed in thousands except share data)

                                                                       JUNE 30, 1998           MARCH 31, 1998
                                                                  -------        --------        --------
                                                                    US$            HK$              HK$
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings                                            231           1,784           2,084
     Current portion of long-term debt
         Secured bank loans                                           735           5,679           3,179
         Capital lease obligations                                     34             262             255
                                                                  -------        --------        --------
                                                                      769           5,941           3,434

     Accounts payable                                               1,027           7,940           3,887
     Accrued payroll and employee benefits                            370           2,857           2,922
     Other accrued liabilities                                      1,135           8,774           8,937
      Income taxes payable                                            457           3,531           3,586
                                                                  -------        --------        --------
              Total current liabilities                             3,989          30,827          24,850

Long-term debt
         Secured bank loans                                         4,134          31,955          18,791
         Capital lease obligations                                     62             482             551
                                                                  -------        --------        --------
                                                                    4,196          32,437          19,342

Minority interests                                                 11,805          91,252          88,944

Stockholders' equity:
Common stock, par value US$0.001                                        4              33              33
      - authorized:  25,000,000 shares;
         issued and outstanding: 4,305,960 shares
Series A preferred stock, par value US$0.001                         --                 1               1
      - authorized, issued and outstanding: 100,000 shares;
         (entitled in liquidation to US$2,500 (HK$19,325))
Series B convertible preferred stock, par value US$0.001             --              --              --
      - authorized:  100,000 shares; no shares outstanding
Additional paid-in capital                                         12,144          93,875          93,627
Retained earnings                                                  23,278         179,942         176,808
Foreign currency translation adjustments                              (71)           (548)           (255)
                                                                  -------        --------        --------
              Total stockholders' equity                           35,355         273,303         270,214
                                                                  -------        --------        --------
              Total liabilities and stockholders' equity           55,345         427,819         403,350
                                                                  =======        ========        ========


      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
                       FOR THE THREE MONTHS ENDED JUNE 30
               (Amounts expressed in thousands except share data)

                                                                               THREE MONTHS ENDED JUNE 30,
                                                                                       1998                       1997
                                                                 ------------------------------------------------------------
                                                                          US$                     HK$             HK$

Net sales                                                                        6,712             51,887              67,021
Cost of goods sold                                                              (4,312)           (33,333)            (40,391)
                                                                 ----------------------   ----------------  ------------------
Gross profit                                                                     2,400             18,554              26,630

Rental income, gross                                                               149              1,150               1,459
                                                                 ----------------------   ----------------  ------------------
                                                                                 2,549             19,704              28,089
Selling, general and administrative expenses
   -  Pearls                                                                    (1,790)           (13,833)            (13,294)
   -  Real estate investment                                                      (110)              (848)               (772)
                                                                 ----------------------   ----------------  ------------------
Operating income                                                                   649              5,023              14,023

Non-operating items
   -  Interest expense                                                            (137)            (1,062)             (1,329)
   -  Gain on sales of property, plant and equipment                                 0                  0               8,421
   -  Interest income                                                               74                575                 160
   -  Other income                                                                  21                160                 165
                                                                 ----------------------   ----------------  ------------------
Income before income taxes and minority interest                                   607              4,696              21,440

Provision for income taxes                                                         (11)               (82)               (881)

                                                                 ----------------------   ----------------  ------------------
Income before minority interest                                                    596              4,614              20,559

Minority interest                                                                 (191)            (1,480)                  0

                                                                 ----------------------   ----------------  ------------------
Net income                                                                         405              3,134              20,559

Other comprehensive income, before tax
   -  Foreign currency translation adjustments                                     (38)              (293)                (67)
   -  Income tax expense                                                             0                  0                   0
                                                                 ----------------------   ----------------  ------------------
Other comprehensive income, net of tax                                             (38)              (293)                (67)
                                                                 ----------------------   ----------------  ------------------

Comprehensive income                                                               367              2,841              20,492
                                                                 ======================   ================  ==================



Basic earnings per common share                                                   0.09              0.73                 4.78
                                                                 ======================   ================  ==================

Diluted earnings per common share                                                 0.09              0.66                 4.78
                                                                 ======================   ================  ==================

Weighted average number of shares of
   of common stock
   - for basic earnings per share                                            4,305,960          4,305,960           4,304,862
                                                                 ======================   ================  ==================

   - for diluted earnings per share                                          4,721,408          4,721,408           4,304,862
                                                                 ======================   ================  ==================



      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       FOR THE THREE MONTHS ENDED JUNE 30
                        (Amounts expressed in thousands)

                                                                                             THREE MONTHS ENDED JUNE 30,
                                                                                              1998                 1997
                                                                                     ----------------------        -------
                                                                                       US$            HK$            HK$
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                                               405          3,134         20,559
Adjustments to reconcile net income to net cash
   used in operating activities:
   Provision for doubtful debts                                                           67            520            136
   Compensation expense                                                                  153          1,184              0
   Depreciation and amortization                                                         179          1,384          1,024
   Loss (gain) on sale of property, plant and equipment                                    0              1         (8,423)
   Minority interests                                                                    191          1,480              0
Changes in operating assets and liabilities:
   Accounts receivable                                                                  (284)        (2,199)        (3,117)
   Inventories                                                                        (1,392)       (10,760)       (17,109)
   Prepaid expenses                                                                      158          1,225           (181)
   Other current assets                                                                 (274)        (2,123)        (1,352)
   Income taxes receivable                                                                 0              0             15
   Accounts payable                                                                      525          4,054         (2,785)
   Accrued payroll and employee benefits                                                  (8)           (63)         1,020
   Other accrued liabilities                                                             (20)          (156)           705
   Income taxes payable                                                                   (7)           (55)           464
                                                                                     -------        -------        -------
Net cash used in operating activities                                                   (307)        (2,374)        (9,044)
                                                                                     -------        -------        -------

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                         (4,394)       (33,967)          (377)
    Decrease in restricted cash                                                          816          6,311              0
    Proceeds from sale of property, plant and equipment                                    0              1         11,007
                                                                                     -------        -------        -------
Net cash (used in) provided by investing activities                                   (3,578)       (27,655)        10,630
                                                                                     -------        -------        -------

CASH FLOW FROM FINANCING ACTIVITIES:
    Repayment of bank overdrafts                                                        (350)        (2,702)       (93,480)
    Repayment of short-term  borrowings                                                 (621)        (4,805)       (43,027)
    Repayment of long-term debt                                                         (569)        (4,398)          (489)
    Increase in bank overdrafts                                                          350          2,702         89,402
    Increase in short-term  borrowings                                                   583          4,504         43,447
    Increase in long-term debt                                                         2,587         20,000              0
                                                                                     -------        -------        -------
Net cash provided by (used in) in financing activities                                 1,980         15,301         (4,147)
                                                                                     -------        -------        -------

Net decrease in cash and cash equivalents                                             (1,905)       (14,728)        (2,561)
Cash and cash equivalents at beginning of period                                      10,856         83,918          7,689
Exchange adjustments                                                                     (38)          (295)           (40)
                                                                                     -------        -------        -------
Cash and cash equivalents at end of period                                             8,913         68,895          5,088
                                                                                     =======        =======        =======

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest and financing charges                                                       96            739          1,276
                                                                                     -------        -------        -------
     Income taxes                                                                         18            137            401
                                                                                     -------        -------        -------

      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (UNAUDITED)

1.  INTERIM FINANCIAL PRESENTATION

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The March 31, 1998 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the annual report of Man Sang Holdings, Inc. (the "Company") on Form 10-K for the fiscal year ended March 31, 1998 ("Fiscal 1998"). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented.

In June 1997, the Financial Accounting Standards Board (the "FASB") issued two new disclosure standards, i.e., Statement of Financial Accounting Standards ("SFAS") No. 130 and No. 131. Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and required comparative information for earlier years to be restated. Results of operations and financial position are not affected by implementation of these new standards.

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

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which amends the disclosure requirements for pensions and other postretirement benefits. Adoption of the standard will not significantly change the Company's financial statement disclosures.

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

The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of Hong Kong dollar amounts into United States dollars are for convenience only and have been made at the rate of HK$7.73 to US$1, the approximate free rate of exchange at June 30, 1998. Such translations should not be construed as representations that Hong Kong dollars amounts could be converted into United States dollars at that rate or any other rate.

3.  EARNINGS PER SHARE ("EPS")

EPS is calculated in accordance with SFAS No. 128. Per share data is calculated using the weighted average number of shares of common stock outstanding during the period. The reconciliation of the basic and diluted EPS is as follows:

                                            For the Quarter Ended June 30, 1998
                                            (Numerator)                (Denominator)             EPS
                                            HK$                                                  HK$
Basic EPS
Net income available
to common stockholders                      3,134,078                  4,305,960                 0.73
                                                                                                 ====

Effect of dilutive
stock options granted
by the Company                                     -                     415,448
                                            ---------                  ---------

Diluted EPS
Net income available to
common stockholders,
including conversion                        3,134,078                  4,721,408                 0.66
                                            =========                  =========                 ====


There was no dilutive effect on EPS for the quarter ended June 30, 1997.

The effect on consolidated EPS of dilutive stock options and warrants granted and issued by Man Sang International Limited ("MSIL"), the Company's subsidiary listed on The Stock Exchange of Hong Kong Limited, was not included in the computation of diluted EPS because the exercise prices of such stock options and warrants were greater than their average market prices.

During the quarter ended June 30, 1998, options granted on September 16, 1997 under the 1996 Stock Option Plan to purchase 100,000 shares of the Company's Common Stock lapsed following the resignation of an executive officer.

4.  SEGMENT INFORMATION

Reportable segment profit or loss, and segment assets are disclosed as follows:

              Reportable Segment Profit or Loss, and Segment Assets

                                                Quarter ended June 30
                                                1998             1997
                                              HK$'000           HK$'000
Revenues from external customers
Pearls                                        51,887             67,021
Real estate investment                         1,150              1,459
                                             -------            -------
                                              53,037             68,480
                                             =======            =======
Interest expense
Pearls                                           645                947
Real estate investment                             0                183
                                             -------            -------
                                                 645              1,130
                                             =======            =======
Depreciation and amortization
Pearls                                           834                784
Real estate investment                           167                147
                                             -------            -------
                                               1,001                931
                                             =======            =======

Segment profit
Pearls                                         4,459             12,482
Real estate investment                           302                504
                                             -------            -------
                                               4,761             12,986
                                             =======            =======
Segment assets
Pearls                                       319,545            233,694
Real estate investment                        29,922             25,869
                                             -------            -------
                                             349,467            259,563
                                             =======            =======
Capital expenditure for segment assets
Pearls                                         1,050                377
Real estate investment                             0                  0
                                             -------            -------
                                               1,050                377
                                             =======            =======

The reportable segments are identified on the basis of nature of products and services.

                  Reconciliation of Reportable Segment Revenues
                           Profit or Loss, and Assets

                                                           Quarter ended June 30
                                                         1998                  1997
                                                       HK$'000               HK$'000
REVENUES
Total revenues for reportable segments                   53,037               68,480
                                                       ========             ========
Total consolidated revenues                              53,037               68,480
                                                       ========             ========

PROFIT OR LOSS
Total profit for reportable segments                      4,761               12,986
Interest Income                                             575                  160
Other income                                                160                  165
Gain on sales of
  property, plant and equipment                            --                  8,421
Corporate expenses:
  - interest expense                                       (417)                (199)
  - depreciation and amortisation                          (383)                 (93)
                                                       --------             --------
Income before income taxes and minority interest          4,696               21,440
                                                       ========             ========

ASSETS
Total assets for reportable segments                    349,467              259,563
Corporate assets                                         78,352               24,648
                                                       --------             --------
Consolidated total                                      427,819              284,211
                                                       ========             ========



5.  DISCLOSURE OF GEOGRAPHIC INFORMATION

All of the Company's sales of pearls are coordinated through its Hong Kong subsidiaries and an analysis by destination is as follows:

                                            Quarter ended June 30
                                            1998              1997
                                           HK$'000           HK$'000
Net sales:
 Hong Kong                                 11,661            13,057

Export:
 Asian countries excluding Hong Kong        7,720            16,971
 North America                             12,997            15,252
 Europe                                    17,752            18,028
 Others                                     1,757             3,713
                                           ------            ------
                                           51,887            67,021
                                           ======            ======

**A majority of sales (by dollar amount) in Hong Kong are for re-export to North America and Europe.

The Company operates in only one geographic area. The location of the Company's identifiable assets is as follows:

                                          June 30, 1998        March 31, 1998
                                          HK$'000              HK$'000

Hong Kong                                 340,253              319,191
Other regions of China                     87,566               84,159
                                          --------             --------
                                          427,819              403,350
                                          =======              =======

6.  DISCLOSURE ABOUT MAJOR CUSTOMERS

A substantial percentage of the Company's sales is made to a small number of customers and is typically on an open account basis. In no periods did sales to any one customer account for 10% or more of total sales.

7.  SIGNIFICANT EVENT

In February 1998, the Company entered into an Agreement for Sale and Purchase to purchase certain real property located at Flat B on the 20th Floor of The Mayfair, One May Road, Hong Kong, for HK$39,732,200. The Company closed such purchase on April 8, 1998, and intends to hold such property on a long-term basis and use it as the Vice Chairman's residence.

ITEMS 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

RESULTS OF OPERATIONS

Net sales during the quarter ended June 30, 1998 totalled HK$51.9 million, representing a 22.6% decrease, compared to net sales of HK$67.0 million during the same period in 1997. The decrease in net sales was attributable at least in part to the following:

- During the quarter ended June 30, 1997, the economic performance of the countries in the Asia Pacific region was strong, and consumer confidence and consumption power was high;

- During the quarter ended June 30, 1998, the economic performance and prospects of, and consumer confidence in, the Asia Pacific region, has declined significantly. Demand decreased, especially from Asian customers, during the quarter ended June 30, 1998, partly because the weakness in the Asian economies has reduced purchaser confidence, and partly because the Company's sales are denominated in U.S. dollars and hence its products are more expensive in local currency terms to almost all its Asian customers;

- It appears to the Company that the weak Asian economies may have also caused the North American and European buyers to become more conservative in their purchases; the Company's sales in those two regions decreased slightly in the quarter ended June 30, 1998 as compared to the same period in 1997. In the Company's past experience, more purchasers from North America and Europe would attend major international jewellery trade shows held in Hong Kong in September and March; therefore, the Company plans to continue its increased efforts to market pearls and jewellery products to customers in those parts of the world.

There can be no assurance that the weakness in the Asian economies will not spread to other parts of the world, or that demand from North America and Europe will not weaken. Therefore, the results of any interim period are not necessarily indicative of the results that might be expected during a full year. The Management's Discussion and Analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and in the Company's annual report on Form 10-K for the year ended March 31, 1998.

Gross profit for the quarter ended June 30, 1998 decreased by HK$8.1 million, representing a 30.3% decrease over the gross profit of HK$26.6 million for the same period in 1997. As a percentage of net sales, gross profit decreased from 39.7% for the quarter ended June 30, 1997 to 35.8% for the same period in 1998. The drop in gross profit margin was attributable to increased prices of raw Chinese cultured pearls, and increased sales discount (mainly to buyers from Asian countries). Due to poor harvests of cultured pearls in Japan, there has been an increase in demand for, and therefore an increase in the prices of, Chinese cultured pearls. The decrease in gross profit resulted from the decrease in both net sales and gross profit margin.

Gross rental income for the quarter ended June 30, 1998 decreased by HK$0.3 million or 21.2% from HK$1.5 million for the same period in 1997. The decrease in gross rental income was due to economic weakness in Asia which in turn adversely affected the occupancy rate in the Man Sang Industrial City facility located in Shenzhen, the People's Republic of China. The occupancy rate decreased from 89.0% for the quarter ended June 30, 1997 to 78.4% for the same period in 1998.

Selling, general and administrative expenses ("SG&A") during the quarter ended June 30, 1998 totalled HK$14.7 million, consisting of HK$13.8 million attributable to pearl operations and HK$0.8 million attributable to real estate operations, compared to HK$14.1 million, consisting of HK$13.3 million attributable to pearl operations and HK$0.8 million attributable to real estate operations, during the same period in 1997, an increase of HK$0.6 million, or 4.4%. The increase in SG&A was principally due to increased marketing and promotion expenses, increased depreciation expense for certain fixed assets acquired during the quarter ended June 30, 1998, and increased provision for doubtful debts.

As a percentage of net sales, SG&A for pearl operations increased from 19.8% for the quarter ended June 30, 1997 to 26.7% for the same period in 1998, while SG&A for real estate operations increased from 1.2% for the quarter ended June 30, 1997 to 1.6% for the same period in 1998. This was attributable to the decrease in net sales during the quarter ended June 30, 1998 as compared to the same period in 1997.

Non-operating income for the quarter ended June 30, 1997 was HK$8.6 million which was HK$8.4 million higher than that for the same period in 1998. The non-operating income for the quarter ended June 30, 1997 was principally derived from the sale of a leasehold property for HK$11.0 million.

Net interest expense decreased by HK$0.7 million, or 58.3%, to HK$0.5 million from the comparable period in the prior year. The decrease in net interest expense was due principally to a decrease in the amount of bank borrowings and an increase in working capital. The Company's average short-term borrowing rate increased from 9.8% per annum for the quarter ended June 30, 1997 to 10.25% for the same period in 1998.

Net income for the quarter ended June 30, 1998, decreased by HK$17.4 million to HK$3.1 million, representing an 84.8% decrease from HK$20.6 million for the same period in 1997. The decrease was attributable to, among other things, (i) a decrease in net sales and gross profit margin during the quarter ended June 30, 1998; (ii) a minority interest of HK$1.5 million for the quarter ended June 30, 1998 (which did not exist in the quarter ended June 30, 1997); and (iii) non-recurrence of a non-operating income of HK$8.4 million during the quarter ended June 30, 1997. Excluding income taxes and minority interest, the segment profit from pearls and real estate operations during the quarter ended June 30, 1998 was HK$4.8 million, representing a 63.3% decrease from the segment profit of $13.0 million during the same period in 1997.

Minority interest arose from MSIL's initial public offering in September 1997 of
127.5 million shares of HK$0.1 each at HK$1.08 per share, with warrants in the proportion of one warrant for every five shares. After MSIL's IPO, the Company holds 73.02% of MSIL's total issued and outstanding shares and other investors (i.e., the minority shareholders) in Hong Kong hold the remaining 26.98%.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity needs are to fund accounts receivable and inventories and, to a lesser extent, to expand its business operations. At June 30, 1998, the Company had working capital of HK$ 268.7 million and a cash balance of HK$72.1 million, compared to working capital of HK$292.3 million and a cash balance of HK$93.4 million at March 31, 1998. The decrease in working capital was attributable to additions of property, plant and equipment. The current ratio was 9.7 as at June 30, 1998 as compared to 12.8 as at March 31, 1998.

Long-term debt (including current portion of long-term debt) was HK$38.4 million at June 30, 1998, an increase of HK$15.6 million compared to that at March 31, 1998. The increase was primarily attributable to an increase of an installment loan for the acquisition of a real property. The interest rates of the installment loans ranged from HIBOR + 2.5% to 3.0% where HIBOR represents Hong Kong Interbank Offered Rate. Part of the risk of interest rate fluctuation in the installment loans bearing interest at floating rates is hedged by a one-year interest rate swap agreement ("IRSA") with a notional amount of HK$20 million. The IRSA maturing on May 11, 1999 converts interest rate exposure from a floating rate to a fixed rate basis. The gearing ratio was 0.48 at June 30, 1998, as compared to 0.41 at March 31, 1998.

The Company had available working capital facilities of HK$94.5 million in total with various banks at June 30, 1998. Such banking facilities include letter of credit arrangements, import loans, overdraft protection and other facilities commonly utilized in the jewellery business. All such banking facilities bear interest at floating rates generally based on prime lending rates which are subject to periodic review. At June 30, 1998, the Company had utilized approximately HK$1.8 million of its credit facilities with HK$92.7 million unutilized.

The Company believes that funds to be generated from internal operations and the existing banking facilities will enable the Company to meet its working capital requirements in the foreseeable future.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(A)      Exhibits

Exhibit No.       Description

10.1 Agreement for Sale and Purchase dated February 24, 1998, between City Empire Limited and Wealth-In Investment Limited, a subsidiary of the Company, pursuant to which Wealth-In Investment Limited purchased certain real property located at Flat B on the 20th Floor of The Mayfair, One May Road, Hong Kong, at a purchase price of HK$39,732,200

27.1              Financial Data Schedule

(B)      Reports on Form 8-K

None

                                    SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, Man Sang Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     MAN SANG HOLDINGS, INC.

Date:    August 14, 1998

                                     By: /s/ Patrick Ng
                                     -----------------------------------
                                     Patrick Ng, Chief Financial Officer

                                INDEX TO EXHIBITS


The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.


Exhibit No.       Description

10.1 Agreement for Sale and Purchase dated February 24, 1998, between City Empire Limited and Wealth-In Investment Limited, a subsidiary of the Company, pursuant to which Wealth-In Investment Limited purchased certain real property located at Flat B on the 20th Floor of The Mayfair, One May Road, Hong Kong, at a purchase price of HK$39,732,200

27.1              Financial Data Schedule