Form 10-Q
period 1998-09-30
MAN SANG HOLDINGS INC
filed 1998-11-13
CIK 807630

                             MAN SANG HOLDINGS, INC.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     As of September 30, 1998, 4,305,960 shares of common stock of the registrant were outstanding.

                             MAN SANG HOLDINGS, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
         Consolidated Balance Sheets as at
           September 30, 1998 and March 31, 1998........................... F-1

         Consolidated Statements of Income and Comprehensive
           Income for the three months ended September 30,
           1998 and 1997 and six  months ended September 30,
           1998 and 1997................................................... F-3

         Consolidated Statements of Cash Flows for
           the six months ended September 30, 1998
           and 1997........................................................ F-4

         Notes to Consolidated Financial Statements........................ F-5



Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations...................  1


Part II - OTHER INFORMATION................................................  5



SIGNATURES

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)
               (Amounts expressed in thousands except share data)

                                                              September 30, 1998    March 31, 1998
                                                              ------------------    --------------
                                                                 US$        HK$           HK$
ASSETS
Current assets:
  Cash and cash equivalents                                    11,365      87,848        83,918
  Restricted cash                                               1,624      12,556         9,525
  Accounts receivable, net of allowance for doubtful            6,778      52,394        52,195
    accounts of HK$3,500 as of September 30, 1998 and
    HK$1,977 as of March 31, 1998
  Inventories
    Raw materials                                                 187       1,441         1,421
    Work in progress                                            5,127      39,633        43,876
    Finished goods                                             14,131     109,233       109,198
                                                             --------    --------      --------
                                                               19,445     150,307       154,495

  Prepaid expenses                                                204       1,578         2,429
  Other current assets                                            966       7,469        14,563
                                                             --------    --------      --------
      Total current assets                                     40,382     312,152       317,125

Long-term investments                                             702       5,430         5,430

Property, plant and equipment                                  13,712     105,990        61,853
  Accumulated depreciation                                     (1,685)    (13,022)      (11,142)
                                                             --------    --------      --------
                                                               12,027      92,968        50,711

Real estate investment                                          4,222      32,638        32,638
  Accumulated depreciation                                       (367)     (2,841)       (2,554)
                                                             --------    --------      --------
                                                                3,855      29,797        30,084

                                                             --------    --------      --------
      Total  assets                                            56,966     440,347       403,350
                                                             ========    ========      ========

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET (Unaudited) - continued
               (Amounts expressed in thousands except share data)

                                                              September 30, 1998    March 31, 1998
                                                              ------------------    --------------
                                                                 US$        HK$          HK$
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                         2,401      18,557       2,084
  Current portion of long-term debt
    Secured bank loans                                            573       4,429       3,179
    Capital lease obligations                                      35         269         255
                                                              -------    --------    --------
                                                                  608       4,698       3,434

  Accounts payable                                                650       5,021       3,887
  Accrued payroll and employee benefits                           750       5,795       2,922
  Other accrued liabilities                                     1,490      11,525       8,937
  Income taxes payable                                            532       4,114       3,586
                                                              -------    --------    --------
              Total current liabilities                         6,431      49,710      24,850

Long-term debt
  Secured bank loans                                            3,546      27,410      18,791
  Capital lease obligations                                        53         413         551
                                                              -------    --------    --------
                                                                3,599      27,823      19,342

Minority interests                                             11,776      91,030      88,944

Stockholders' equity:
Common stock, par value US$0.001                                    4          33          33
  - authorized:  25,000,000 shares;
    issued and outstanding: 4,305,960 shares
Series A preferred stock, par value US$0.001                       --           1           1
  - authorized, issued and outstanding: 100,000 shares;
    (entitled in liquidation to US$2,500 (HK$19,325))
Series B convertible preferred stock, par value US$0.001           --          --          --
  - authorized:  100,000 shares; no shares outstanding
Additional paid-in capital                                     12,274      94,880      93,627
Retained earnings                                              23,978     185,351     176,808
Foreign currency translation adjustments                       (1,096)     (8,481)       (255)
                                                              -------    --------    --------
    Total stockholders' equity                                 35,160     271,784     270,214
                                                              =======    ========    ========
    Total liabilities and stockholders' equity                 56,966     440,347     403,350
                                                              =======    ========    ========








 See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
                 FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30
               (Amounts expressed in thousands except share data)

                                                  Three Months Ended September 30,   Six Months Ended September 30,
                                                            1998           1997            1998               1997
                                                   -------------------   --------   --------------------    --------
                                                        US$       HK$       HK$       US$         HK$          HK$

Net sales                                             7,413     57,304     73,034     14,125     109,191     140,055
Cost of goods sold                                   (4,902)   (37,893)   (44,119)    (9,214)    (71,226)    (84,510)
                                                    -------    -------    -------   --------    --------     -------
Gross profit                                          2,511     19,411     28,915      4,911      37,965      55,545

Rental income, gross                                    141      1,088      1,475        290       2,238       2,934
                                                    -------    -------    -------   --------    --------     -------
                                                      2,652     20,499     30,390      5,201      40,203      58,479
Selling, general and administrative expenses
      --     Pearls                                  (1,405)   (10,865)   (14,243)    (3,195)    (24,698)    (27,537)
      --     Real estate                               (209)    (1,615)      (864)      (319)     (2,463)     (1,636)
                                                    -------    -------    -------   --------    --------     -------
Operating income                                      1,038      8,019     15,283      1,687      13,042      29,306

Interest expense                                       (169)    (1,307)    (1,155)      (306)     (2,369)     (2,484)
Income in respect of subscription monies received
  on subsidiary's public offering                         0          0     11,391          0           0      11,391
Interest income                                         228      1,758        363        302       2,333         523
Gain on sales of property, plant and equipment            0          0          0          0           0       8,421
Other income                                             21        169        272         42         329         437
                                                    -------    -------    -------   --------    --------     -------
Income before income taxes and minority interest      1,118      8,639     26,154      1,725      13,335      47,594

Provision for income taxes                              (90)      (700)    (4,266)      (101)       (782)     (5,147)

                                                    -------    -------    -------   --------    --------     -------
Income before minority interest                       1,028      7,939     21,888      1,624      12,553      42,447

Minority interest                                      (328)    (2,530)    (3,550)      (519)     (4,010)     (3,550)

                                                    -------    -------    -------   --------    --------     -------
Net income                                              700      5,409     18,338      1,105       8,543      38,897


Other comprehensive income, before tax
  - Foreign currency translation adjustments         (1,026)    (7,933)      (611)    (1,064)     (8,226)       (678)
  - Income tax expense                                    0          0          0          0           0           0
                                                    -------    -------    -------   --------    --------     -------
Other comprehensive income, net of tax               (1,026)    (7,933)      (611)    (1,064)     (8,226)       (678)
                                                    -------    -------    -------   --------    --------     -------

Comprehensive income                                   (326)    (2,524)    17,727         41         317      38,219
                                                    =======    =======    =======   ========    ========     =======



Basic earnings per common share                        0.16       1.26       4.26        0.26        1.98       9.03
                                                    =======    =======    =======    ========    ========    =======

Diluted earnings per common share                      0.15       1.15       4.23        0.23        1.81       9.00
                                                    =======    =======    =======    ========    ========    =======











   See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                      FOR THE SIX MONTHS ENDED SEPTEMBER 30
                        (Amounts expressed in thousands)


                                                                    Six Months Ended September 30,
                                                                    ------------------------------
                                                                           1998            1997
                                                                    ------------------   ---------
                                                                       US$      HK$         HK$

Cash flow from operating activities:
Net income                                                           1,105      8,543      38,897
Adjustments to reconcile net income to net cash
   provided by operating activities:
   provision for doubtful debts                                        197      1,523         266
   Compensation expense                                                306      2,366           0
   Depreciation and amortization                                       355      2,745       1,967
   Gain on sale of property, plant and equipment                         0         (1)     (8,415)
   Minority interests                                                  519      4,010       3,550
Changes in operating assets and liabilities:
   Accounts receivable                                                (223)    (1,721)     (8,518)
   Inventories                                                         225      1,736     (18,435)
   Prepaid expenses                                                    109        841      (1,153)
   Other current assets                                               (342)    (2,645)    (14,245)
   Income taxes receivable                                               0          0         402
   Accounts payable                                                    148      1,146       3,660
   Accrued payroll and employee benefits                               376      2,905      (1,912)
   Other accrued liabilities                                           355      2,748      12,950
   Income taxes payable                                                 70        540       4,322
                                                                   -------    -------    --------
Net cash provided by operating activities                            3,200     24,736      13,336
                                                                   -------    -------    --------

Cash flow from investing activities:
    Purchase of property, plant and equipment                       (4,588)   (35,465)     (5,935)
    Expenditure on real estate investment                                0          0      (3,257)
    Increase in restricted cash                                       (392)    (3,031)       (224)
    Proceeds from sale of property, plant and equipment                  1         11      11,025
                                                                   -------    -------    --------
Net cash (used in) provided by in investing activities              (4,979)   (38,485)      1,609
                                                                   -------    -------    --------

Cash flow from financing activities:
    Repayment of bank overdrafts                                      (350)    (2,702)   (206,468)
    Repayment of short-term  borrowings                             (1,215)    (9,396)    (71,146)
    Repayment of long-term debt                                     (1,326)   (10,255)       (931)
    Increase in bank overdrafts                                        350      2,702     202,107
    Increase in short-term  borrowings                               3,346     25,868      69,783
    Increase in long-term debt                                       2,587     20,000       4,450
    Net proceeds from issuance of shares by a subsidiary                 0          0     123,621
                                                                   -------    -------    --------
Net cash provided by financing activities                            3,392     26,217     121,416
                                                                   -------    -------    --------

Net increase in cash and cash equivalents                            1,613     12,468     136,361
Cash and cash equivalents at beginning of period                    10,856     83,918       7,792
Exchange adjustments                                                (1,104)    (8,538)       (307)
                                                                   -------    -------    --------
Cash and cash equivalents at end of period                          11,365     87,848     143,846
                                                                   =======    =======    ========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest and financing charges                                    255      1,970       2,145
                                                                   -------    -------    --------
     Income taxes                                                       33        254         423
                                                                   -------    -------    --------

   See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

1. INTERIM FINANCIAL PRESENTATION

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The March 31, 1998 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the annual report of Man Sang Holdings, Inc. (the "Company") on Form 10-K for the fiscal year ended March 31, 1998. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented.

In June 1997, the Financial Accounting Standards Board (the "FASB") issued two new disclosure standards, i.e. Statement of Financial Accounting Standards ("SFAS") No. 130 and No. 131. Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and required comparative information for earlier years to be restated. Results of operations and financial position are not affected by implementation of these new standards.

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

In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which amends the disclosure requirements for pensions and other postretirement benefits. Adoption of the standard does not significantly change the Company's financial statement disclosures.

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

The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of Hong Kong dollar amounts into United States dollars are for convenience only and have been made at the rate of HK$7.73 to US$1, the approximate free rate of exchange at September 30, 1998. Such translations should not be construed as representations that Hong Kong dollar amounts could be converted into United States dollars at that rate or any other rate.

3.  EARNINGS PER SHARE ("EPS")

EPS is calculated in accordance with SFAS No. 128. Per share data is calculated using the weighted average number of shares of common stock outstanding during the period.

The reconciliation of the basic and diluted EPS is as follows:

                          For the Quarter Ended September 30, 1998
                          ----------------------------------------
                             Earnings     No. of shares     EPS
                                HK$                         HK$
Basic EPS
Net income available
to common stockholders       5,409,179     4,305,960        1.26
                                                            ====

Effect of dilutive
stock options granted
by the Company                    --         382,825

Effect of dilutive
stock options and warrants
granted by MSIL (defined
in Note 6 below)                  --            --
                             ---------     ---------

Diluted EPS
Net income available to
common stockholders,
including conversion         5,409,179     4,688,785        1.15
                             =========     =========        ====

                         For the Six months ended September 30, 1998
                         -------------------------------------------
                           Earnings      No. of shares        EPS
                              HK$                             HK$

Basic EPS
Net income available
to common stockholders     8,543,257      4,305,960          1.98
                                                             ====

Effect of dilutive
stock options granted
by the Company                  --          406,144

Effect of dilutive stock
options and warrants
granted by MSIL                 --             --
                           ---------      ---------

Diluted EPS
Net income available to
common stockholders,
including conversion       8,543,257      4,712,104          1.81
                           =========      =========          ====


4.  DISCLOSURE OF GEOGRAPHIC INFORMATION

All of the Company's sales of pearls are coordinated through its Hong Kong subsidiaries and an analysis by destination is as follows:

                         For the quarter      For the six months
                        ended September 30    ended September 30
                          1998       1997       1998       1997
                        HK$'000    HK$'000    HK$'000    HK$'000

Net sales:
Hong Kong**               7,735     26,256     19,396     39,313


Export:
Asian countries
 excluding Hong Kong      8,441     10,081     16,161     27,052

North America            16,617     14,706     29,614     29,958

Europe                   21,009     20,008     38,761     38,036

Others                    3,502      1,983      5,259      5,696
                         ------     ------    -------    -------
                         57,304     73,034    109,191    140,055
                         ======     ======    =======    =======

** A majority of sales (by dollar amount) in Hong Kong are for re-export to North America and Europe.

The company operates in only one geographic area. The location of the Company's identifiable assets is as follows:

                             September 30, 1998     March 31, 1998
                                  HK$'000               HK$'000

Hong Kong                         346,736               319,191

Other regions of China             93,611                84,159
                                  -------               -------
                                  440,347               403,350
                                  =======               =======

5.  DISCLOSURE OF MAJOR CUSTOMERS

During the six months ended September 30, 1998, a substantial percentage of the Company's sales is made to a small number of customers and is typically on an open account basis.

In no periods did sales to any one customer account for 10% or more of total sales.

6.  SIGNIFICANT EVENTS

On September 2, 1998, Man Sang Innovations Limited, a wholly owned subsidiary of Man Sang International Limited ("MSIL," which is in turn a subsidiary of the Company), entered into an agreement with a state-owned company of the People's Republic of China ("PRC") to establish an equity joint venture company in China. The name of the joint venture shall be Sino Jewellery Company Limited ("SJC") with its office at Beijing. Man Sang Innovations Limited shall own 60% of SJC. The total investment and registered capital of SJC shall be US$2 million and US$1 million respectively.

On September 24, 1998, Man Sang Innovations Limited entered into a License Agreement (the "License Agreement") with The Walt Disney Company Asia Pacific Limited, pursuant to which Man Sang Innovations Limited and/or its affiliated companies are allowed to produce jewellery articles bearing the "Winnie The Pooh" trademark (the "Trademark") and sell the articles in the PRC for a term of one year from September 1, 1998 to August 31, 1999.

The principal business activities of SJC shall be manufacturing and production of, and dealing in, all kinds of accessories in gold, silver and/or other gems, and jewellery and accessories with or without the Trademark. The goods without the Trademark are for both sales in the PRC and exports, while under the License Agreement the goods under the Trademark are solely for the sales in the PRC.

7.  SEGMENT INFORMATION


Reportable segment profit or loss, and segment assets are disclosed as follows:

             Reportable Segment Profit or Loss, and Segment Assets

                                              For the three months     For the six months
                                              ended September 30       ended September 30
                                                1998         1997        1998        1997
                                              HK$'000      HK$'000     HK$'000      HK'000
Revenues from external customers
 Pearls                                        57,304       73,034      109,191      140,055
 Real estate investment                         1,088        1,475        2,238        2,934
                                             --------      -------     --------      -------
                                               58,392       74,509      111,429      142,989
                                             ========      =======     ========      =======

Interest expense
 Pearls                                           282          746          517        1,693
 Real estate investment                          --            185         --            368
                                             --------      -------     --------      -------
                                                  282          931          517        2,061
                                             ========      =======     ========      =======

Depreciation and amortization
 Pearls                                           814          703        1,648        1,487
 Real estate investment                           163          146          330          293
                                             --------      -------     --------      -------
                                                  977          849        1,978        1,780
                                             ========      =======     ========      =======

Segment profit
 Pearls                                         9,058       14,019       13,517       26,501
 Real estate investment                          (527)         426         (225)         930
                                             --------      -------     --------      -------
                                                8,531       14,445       13,292       27,431
                                             ========      =======     ========      =======

Capital expenditure for segment assets
 Pearls                                         1,497        5,558        2,547        5,935
 Real estate investment                          --          3,257         --          3,257
                                             --------      -------     --------      -------
                                                1,497        8,815        2,547        9,192
                                             ========      =======     ========      =======


Segment assets
 Pearls                                                                 332,591      398,130
 Real estate investment                                                  29,797       28,997
                                                                       --------      -------
                                                                        362,388      427,127
                                                                       ========      =======

ITEMS 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

RESULTS OF OPERATIONS

Net sales during the six-month period ended September 30, 1998 totaled HK$109.2 million, representing a 22.0% decrease, compared to net sales of HK$140.1 million during the same period in 1997. The decrease in net sales was attributable at least in part to the following reasons:

- During the six-month period ended September 30, 1998, the economic performance and prospects of, and consumer confidence in, the Asia Pacific region, has declined significantly. Demand decreased, especially from Asian customers, during the six- month period ended September 30, 1998, partly because the weakness in the Asian economies has reduced purchaser confidence, and partly because the Company's sales are denominated in U.S. dollars and hence its products are more expensive in local currency terms to almost all its Asian customers; by comparison during the six-month period ended September 30, 1997, the average economic performance of the countries in the Asian Pacific region and private consumption was comparatively strong;

- It appears to the Company that the weak Asian economies may have caused the North American and European buyers to become more conservative in their purchases, and net sales in these two regions for the six months ended September 30, 1998, showed only minimal growth when compared to those for the six months ended September 30, 1997. Nevertheless, the Company continued its marketing efforts in North America and Europe, and net sales in these two regions during the quarter ended September 30, 1998 increased by 8.4% when compared to those in the same period in 1997, which demonstrates an improvement in sales in these two regions from the quarter ended June 30, 1998 to the quarter ended September 30, 1998.

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

Gross profit for the six-month period ended September 30, 1998 decreased by HK$17.6 million, representing a 31.7% decrease over the gross profit of HK$55.5 million for the same period in 1997. As a percentage of net sales, gross profit decreased from 39.7% for the six-month period ended September 30, 1997 to 34.8% for the same period in 1998. The drop in gross profit margin was principally attributable to increased sales discount to customers.

Gross rental income for the six-month period ended September 30, 1998 decreased by HK$0.7 million or 23.7% from HK$2.9 million for the same period in 1997. The decrease in gross rental income was due to economic weakness in Asia which in turn adversely affected the occupancy rate in the Man Sang Industrial City facility located in Shenzhen, the People's Republic of China. The occupancy rate decreased from 93.0% for the six-month period ended September 30, 1997 to 76.0% for the same period in 1998.

Selling, general and administrative expenses ("SG&A") during the six-month period ended September 30, 1998 totaled HK$27.2 million, consisting of HK$24.7 million attributable to pearl operations and HK$2.5 million attributable to real estate operations, compared with HK$29.2 million, consisting of HK$27.5 million attributable to pearl operations and HK$1.6 million attributable to real estate operations, during the same period in 1997, a decrease of HK$2.0 million, or 6.9%. The movement of SG&A was due in part to increased provision for doubtful debts, decreased legal and professional fees, an exchange gain, and compensation expenses in the amount of HK$2.4 million in connection with the Company's 1996 Stock Option Plan and MSIL's Share Option Scheme (there being no such item in the same period last year).

As a percentage of net sales, SG&A for pearl operations increased from 19.7% for the six-month period ended September 30, 1997 to 22.6% for the same period in 1998, while SG&A for real estate operations increased from 1.2% for the six month period ended June 30, 1997 to 2.3% for the same period in 1998. This was principally attributable to the decrease in net sales during the six-month period ended September 30, 1998 as compared with the same period in 1997.

A gain on sale of property, plant and equipment for the six month period ended September 30, 1997 was HK$8.4 million which was principally derived from the sale of a leasehold property for HK$11.0 million during the quarter ended June 30, 1997.

Interest income for the six months ended September 30, 1998, increased by HK$1.8 million, or 346.1%, to HK$2.3 million. The increase in interest income was primarily due to an increased working capital sourced from the funds generated internally and that raised from MSIL's initial public offering ("IPO") in September 1997.

Interest expense for the six months ended September 30, 1998, decreased by HK$0.1 million, or 4.6%, to HK$2.4 million from the comparable period in the prior year. The decrease in interest expense was due principally to a decrease in average bank borrowings.

The income in respect of subscription monies for the six-month period ended September 30, 1997, in the amount of HK$11.4 million, was income earned from subscription monies received on MSIL's IPO in September 1997, and is non-recurring.

Net income for the six month period ended September 30, 1998 decreased by HK$30.4 million to HK$8.5 million representing 78.0% decrease from HK$38.9 million for the same period in 1997. The decrease was attributable to, among other things:

(i) a decrease in net sales and gross profit margin during the six month period ended September 30, 1998;

(ii) the non-recurrent items of a gain on sales of property, plant and equipment of HK$8.4 million, and an income on subscription monies of HK$11.4 million for the six month period ended September 30, 1997.

Excluding income taxes and minority interest, and non-recurrent items, the operating profit from pearls and real estate investment during the six month period ended September 30, 1998 was HK$13.0 million, representing a 55.5% decrease, compared to that of HK$29.3 million during the same period in 1997.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity needs are to fund accounts receivable and inventories and, to a lesser extent, to expand its business operations. At September 30, 1998, the Company had working capital of HK$262.4 million and available cash of HK$87.8 million, compared with working capital of HK$292.3 million and available cash of HK$83.9 million at March 31, 1998. The decrease in working capital was attributable to additions of property, plant and equipment, and an increase of new short-term bank borrowings of RMB 19.6 million, which was primarily for hedging the Company's net investment in the PRC's subsidiaries against the devaluation of Renminbi. The current ratio was 6.3 as at September 30, 1998 as compared with 12.8 as at March 31, 1998.

Long-term debt (including current portion of long-term debt) was HK$32.5 million at September 30, 1998, an increase of HK$9.7 million compared with that at March 31, 1998. The increase was primarily attributable to an increase of an installment loan for the acquisition of a real property. The interest rates of the installment loans ranged from HIBOR + 2.5% to 3.0% where HIBOR represents Hong Kong Interbank Offered Rate. Part of the risk of interest rate fluctuation in the installment loans bearing interest at floating rates is hedged by a one-year interest rate swap agreement ("IRSA") with a notional amount of HK$20 million.

The IRSA maturing on May 11, 1999 converts interest rate exposure from a floating rate to a fixed rate basis. The gearing ratio was 0.45 at September 30, 1998, as compared with 0.41 at March 31, 1998.

The Company had available working capital facilities of HK$78 million in total with various banks at September 30, 1998. Such banking facilities include letter of credit arrangements, import loans, overdraft protection and other facilities commonly utilized in the jewellery business. All such banking facilities bear interest at floating rates generally based on prime lending rates which are subject to periodic review. At September 30, 1998, the Company had utilized approximately HK$1.5 million of its credit facilities with HK$76.5 million unutilized.

The Daiwa Bank, Limited, one of the Company's bankers, has advised the Company that it is in the process of significantly curtailing its overseas banking operations in order to concentrate on its domestic business in Japan, and as a result will have to withdraw, on November 30, 1998, the working capital facilities in the amount of HK$20 million that it granted to the Company. The Daiwa facilities are part of the Company's HK$76.5 million unutilized facilities as at September 30, 1998.

The Company is in a strong liquidity position, and believes that the withdrawal of Daiwa's facilities will not have any impact on its existing operations. In addition, the Company believes that funds to be generated from internal operations and the available banking facilities will enable the Company to meet its working capital requirements in the foreseeable future.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS

         27.1  Financial Data Schedule

                                   SIGNATURE

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, Man Sang Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MAN SANG HOLDINGS, INC.



                              By:  /s/ Cheng Chung Hing
                                   -----------------------------------------
                                   Cheng Chung Hing, Chief Executive Officer



                              By:  /s/ Patrick Ng
                                   ------------------------------------------
                                   Patrick Ng, Chief Executive Officer


Date: November 13, 1998

                               INDEX TO EXHIBITS

The following document is filed herewith or has been included as exhibit to previous filings with the Securities and Exchange Commission and is incorporated by reference as indicated below.



Exhibit No.       Description

27.1              Financial Data Schedule