Form 10-Q
period 1998-12-31
MAN SANG HOLDINGS INC
filed 1999-02-12
CIK 807630

                             MAN SANG HOLDINGS, INC.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

         AS OF DECEMBER 31, 1998, 4,305,960 SHARES OF COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

                             MAN SANG HOLDINGS, INC.

                                      INDEX


PART I -    FINANCIAL INFORMATION

Item 1.     Financial Statements
            Consolidated Balance Sheet as at
            December 31, 1998 and March 31, 1998 .......................   F-1

            Consolidated Statements of Income and Comprehensive Income
            for the three months ended December 31, 1998 and 1997 and
            nine months ended December 31, 1998 and 1997 ...............   F-3

            Consolidated Statements of Cash Flows for
            the nine months ended December 31, 1998 and 1997 ...........   F-4

            Notes to Consolidated Financial Statements .................   F-5


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations ..............     1


PART II -   OTHER INFORMATION ..........................................     7


SIGNATURES

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS




                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)
               (Amounts expressed in thousands except share data)


                                                                                  December 31, 1998    March 31, 1998
                                                                                ---------------------  --------------
                                                                                   US$          HK$          HK$
      ASSETS
      Current assets:
          Cash and cash equivalents ........................................      8,964        69,288       83,918
          Restricted cash ..................................................      1,631        12,605        9,525
          Accounts receivable, net of allowance for doubtful ...............      5,494        42,471       52,195
               accounts of HK$4,000 as of December 31, 1998 and
               HK$1,977 as of March 31, 1998
           Inventories
               Raw materials ...............................................        189         1,464        1,421
               Work in progress ............................................      5,853        45,244       43,876
               Finished goods ..............................................     15,170       117,261      109,198
                                                                               --------      --------     --------
                                                                                 21,212       163,969      154,495

           Prepaid expenses ................................................        291         2,251        2,429
           Other current assets ............................................      1,161         8,973       14,563
                                                                               --------      --------     --------
                    Total current assets ...................................     38,753       299,557      317,125

      Long-term investments ................................................        702         5,430        5,430

      Property, plant and equipment ........................................     14,499       112,076       61,853
           Accumulated depreciation ........................................     (1,833)      (14,171)     (11,142)
                                                                               --------      --------     --------
                                                                                 12,666        97,905       50,711

      Real estate investment ...............................................      4,222        32,638       32,638
           Accumulated depreciation ........................................       (383)       (2,963)      (2,554)
                                                                               --------      --------     --------
                                                                                  3,839        29,675       30,084
                                                                               --------      --------     --------
                    Total  assets ..........................................     55,960       432,567      403,350
                                                                               ========      ========     ========


                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET (Unaudited) -- continued (Amounts expressed in thousands except share data)


                                                                     December 31, 1998       March 31, 1998
                                                                     -----------------       --------------
                                                                      US$         HK               HK$

      LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
           Short-term borrowings ................................     2,483        19,191          2,084
           Current portion of long-term debt
               Secured bank loans ...............................       573         4,429          3,179
               Capital lease obligations ........................        33           258            255
                                                                    -------      --------       --------
                                                                        606         4,687          3,434

           Accounts payable .....................................       564         4,360          3,887
           Accrued payroll and employee benefits ................       486         3,760          2,922
           Other accrued liabilities ............................     1,540        11,906          8,937
            Income taxes payable ................................       562         4,347          3,586
                                                                    -------      --------       --------
                    Total current liabilities ...................     6,241        48,251         24,850

      Long-term debt
               Secured bank loans ...............................     3,403        26,303         18,791
               Capital lease obligations ........................        47           360            551
                                                                    -------      --------       --------
                                                                      3,450        26,663         19,342

      Minority interests ........................................    11,329        87,572         88,944

      Stockholders' equity:
      Common stock, par value US$0.001 ..........................         4            33             33
            - authorized:  25,000,000 shares;
               issued and outstanding: 4,305,960 shares

      Series A preferred stock, par value US$0.001                     --               1              1
            - authorized, issued and outstanding: 100,000 shares;
               (entitled in liquidation to US$2,500 (HK$19,325))

      Series B convertible preferred stock, par value US$0.001         --              --             --
            - authorized:  100,000 shares; no shares outstanding

      Additional paid-in capital ................................    12,475        96,432         93,627
      Retained earnings .........................................    23,532       181,900        176,808
      Foreign currency translation adjustments ..................    (1,071)       (8,285)          (255)
                                                                    -------      --------       --------
                    Total stockholders' equity ..................    34,940       270,081        270,214
                                                                    =======      ========       ========
                    Total liabilities and stockholders' equity ..    55,960       432,567        403,350
                                                                    =======      ========       ========

            See accompanying notes to consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
                 FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31
               (Amounts expressed in thousands except share data)



                                                      Three Months Ended December 31,         Nine Months Ended December 31,
                                                      -------------------------------         ------------------------------
                                                              1998               1997                1998               1997
                                                      -------------------------------         ------------------------------
                                                         US$       HK$         HK$             US$         HK$         HK$

  Net sales .......................................     5,697      44,031      53,882         19,822     153,222     193,937
  Cost of goods sold ..............................    (4,102)    (31,706)    (32,010)       (13,316)   (102,932)   (116,520)
                                                      -------     -------     -------        -------    --------    --------
  Gross profit ....................................     1,595      12,325      21,872          6,506      50,290      77,417

  Rental income, gross ............................       119         921       1,352            409       3,159       4,286
                                                      -------     -------     -------        -------    --------     -------
                                                        1,714      13,246      23,224          6,915      53,449      81,703
  Selling, general and administrative expenses
     --   Pearls...................................    (1,960)    (15,150)    (14,077)        (5,155)    (39,848)    (41,608)
     --   Real estate investment...................      (152)     (1,178)     (1,122)          (471)     (3,641)     (2,758)
                                                      -------     -------     -------        -------    --------     -------
  Operating income ................................      (398)     (3,082)      8,025          1,289       9,960      37,337

  Interest expense ................................      (157)     (1,209)       (740)          (463)     (3,578)     (3,224)
  Income in respect of subscription monies received
    on subsidiary's public offering ...............         0           0           0              0           0      11,391
  Interest income .................................       134       1,034       1,704            436       3,367       2,227
  Gain on sales of property, plant and equipment ..         0           0           0              0           0       8,415
  Other income ....................................        15         114         217             57         443         654
                                                      -------     -------     -------        -------    --------     -------
  Income before income taxes and minority interest       (406)     (3,143)      9,206          1,319      10,192      56,800
  Provision for income taxes ......................       (25)       (193)      2,213           (126)       (975)     (2,934)
                                                      -------     -------     -------        -------    --------     -------
  Income before minority interest .................      (431)     (3,336)     11,419          1,193       9,217      53,866
  Minority interest ...............................       (15)       (115)     (2,972)          (534)     (4,125)     (6,522)
                                                      -------     -------     -------        -------    --------     -------
  Net income ......................................      (446)     (3,451)      8,447            659       5,092      47,344

  Other comprehensive income, before tax
    - Foreign currency translation adjustments ....        25         196      (1,136)        (1,039)     (8,030)     (1,814)
    - Income tax expense ..........................         0           0           0              0           0           0
                                                      -------     -------     -------        -------    --------     -------
  Other comprehensive income, net of tax ..........        25         196      (1,136)        (1,039)     (8,030)     (1,814)
                                                      -------     -------     -------        -------    --------     -------

  Comprehensive income ............................      (421)     (3,255)      7,311           (380)     (2,938)     45,530
                                                      =======     =======     =======        =======    ========     =======

  Basic earnings per common share .................     (0.10)      (0.80)       1.96           0.15        1.18       11.00
                                                      =======     =======     =======        =======    ========     =======
  Diluted earnings per common share ...............     (0.10)      (0.80)       1.83           0.14        1.08       10.70
                                                      =======     =======     =======        =======    ========     =======



     See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                      FOR THE NINE MONTHS ENDED DECEMBER 31
                        (Amounts expressed in thousands)


                                                                                         Nine Months Ended December 31,
                                                                                         ------------------------------
                                                                                                1998             1997
                                                                                         ------------------    --------
                                                                                            US$       HK$         HK$
      Cash flow from operating activities:
      Net income .....................................................................       659      5,092      47,344
      Adjustments to reconcile net income to net cash
         provided by operating activities:
         Provision for doubtful debts ................................................       262      2,023         192
         Compensation expense ........................................................       459      3,551           0
         Depreciation and amortization ...............................................       535      4,132       3,007
         Gain on sale of property, plant and equipment ...............................         0         (1)     (8,415)
         Minority interests ..........................................................       534      4,125       6,522
      Changes in operating assets and liabilities:
         Accounts receivable .........................................................       996      7,701         205
         Inventories .................................................................    (1,619)   (12,514)    (40,352)
         Prepaid expenses ............................................................        21        165      (1,081)
         Other current assets ........................................................      (543)    (4,197)    (15,624)
         Income taxes receivable .....................................................         0          0         421
         Accounts payable ............................................................        63        487      (4,866)
         Accrued payroll and employee benefits .......................................       113        877       1,708
         Other accrued liabilities ...................................................       410      3,168       5,058
         Income taxes payable ........................................................       100        775       2,816
                                                                                         -------    -------    --------
      Net cash provided by (used in) operating activities ............................     1,990     15,384      (3,065)
                                                                                         -------    -------    --------

      Cash flow from investing activities:
          Purchase of property, plant and equipment ..................................    (5,395)   (41,704)     (8,338)
          Expenditure on real estate investment ......................................         0          0      (3,257)
          Increase in restricted cash ................................................      (398)    (3,080)       (249)
          Purchase of long-term investments ..........................................         0          0      (5,430)
          Proceeds from sale of property, plant and equipment ........................         1         11      11,025
                                                                                         -------    -------    --------
      Net cash used in investing activities ..........................................    (5,792)   (44,773)     (6,249)
                                                                                         -------    -------    --------

      Cash flow from financing activities:
          Repayment of bank overdrafts ...............................................      (350)    (2,702)   (252,611)
          Repayment of short-term  borrowings ........................................    (1,765)   (13,648)   (109,866)
          Repayment of long-term debt ................................................    (1,478)   (11,427)     (1,464)
          Increase in bank overdrafts ................................................       375      2,896     239,114
          Increase in short-term  borrowings .........................................     3,953     30,560      73,281
          Increase in long-term debt .................................................     2,587     20,000       5,796
          Dividend paid to minority shareholders of a subsidiary .....................      (429)    (3,320)          0
          Net proceeds from issuance of shares by a subsidiary .......................         0          0     123,413
                                                                                         -------    -------    --------
      Net cash provided by financing activities ......................................     2,893     22,359      77,663
                                                                                         -------    -------    --------

      Net (decrease) increase in cash and cash equivalents ...........................      (909)    (7,030)     68,349
      Cash and cash equivalents at beginning of period ...............................    10,856     83,918       7,792
      Exchange adjustments ...........................................................      (983)    (7,600)     (1,388)
                                                                                         =======    =======    ========
      Cash and cash equivalents at end of period .....................................     8,964     69,288      74,753
                                                                                         =======    =======    ========

      SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid (refund) during the period for:
           Interest and financing charges ............................................       421      3,255       3,278
                                                                                         -------    -------    --------
           Income taxes ..............................................................        28        214        (301)
                                                                                         -------    -------    --------

      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998
                                   (UNAUDITED)

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

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, which supercedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of Hong Kong dollar amounts into United States dollars are for convenience only and have been made at the rate of HK$7.73 to US$1, the approximate free rate of exchange at December 31, 1998. Such translations should not be construed as representations that Hong Kong dollar amounts could be converted into United States dollars at that rate or any other rate.

3.       EARNINGS PER SHARE ("EPS")

EPS is calculated in accordance with SFAS No. 128. Per share data is calculated using the weighted average number of shares of common stock outstanding during the period.

The reconciliation of the basic and diluted EPS is as follows:

[CAPTION]

                                   For the Quarter Ended December 31, 1998
                                --------------------------------------------
                                  Earnings        No. of shares        EPS
                                ------------      -------------      -------
                                  HK$                                  HK$
Basic EPS
Net income available
to common stockholders .......  (3,450,905)         4,305,960         (0.8)
                                                                       ===

Effect of dilutive stock
options granted by the
Company ......................          --                 --

Effect of dilutive stock
options and warrants
granted by MSIL (Note 1)......          --                 --
                                ----------          ---------
Diluted EPS
Net income available
to common stockholders,
including conversion .........   (3,450,905)        4,305,960         (0.8)
                                 ==========         =========          ===

                                 For the Nine months ended December 31, 1998
                                --------------------------------------------
                                  Earnings      No. of shares         EPS
                                 ---------      -------------       -------
                                    HK$                               HK$
Basic EPS
Net income available
to common stockholders .......   5,092,352        4,305,960           1.18
                                                                      ====

Effect of dilutive stock
options granted by the
Company ......................          --          396,445

Effect of dilutive stock
options and warrants
granted by MSIL ..............          --               --
                                 ---------        ---------
Diluted EPS
Net income avaliable
to common stockholders,
including conversion .........   5,092,352        4,702,405           1.08
                                 =========        =========           ====

Note 1: MSIL represents Man Sang International Ltd., a subsidiary of the Company whose shares are listed on The Stock Exchange of Hong Kong Limited.

4.       DISCLOSURE OF GEOGRAPHIC INFORMATION

All of the Company's sales of pearls are coordinated through its Hong Kong subsidiaries and an analysis by destination is as follows:

                           FOR THE QUARTER      FOR THE NINE MONTHS
                          ENDED DECEMBER 31      ENDED DECEMBER 31
                          -----------------     -------------------
                            1998     1997         1998       1997
                          -------  --------     --------   --------
                          HK$'000   HK$'000      HK$'000   HK$'000
NET SALES:
Hong Kong** ............   9,723     8,102        29,119    42,876

EXPORT:
Asian countries
 excluding Hong Kong....   5,964     9,297        22,125     38,282
North America ..........  13,894    13,723        43,508     44,050
Europe .................  13,472    19,855        52,233     60,008
Others .................     978     2,905         6,237      8,721
                          ------   -------       -------    -------
                          44,031    53,882       153,222    193,937
                          ======   =======       =======    =======

** A majority of sales (by dollar amount) in Hong Kong are for re-export to North America and Europe.

The Company operates in only one geographic area. The location of the Company's identifiable assets is as follows:

                                  December 31, 1998        March 31, 1998
                                  -----------------        --------------
                                      HK$'000                 HK$'000
Hong Kong ......................     334,030                  319,191

Other regions of China .........      98,537                   84,159
                                     -------                  -------
                                     432,567                  403,350
                                     =======                  =======

5.       DISCLOSURE OF MAJOR CUSTOMERS

During the nine months ended December 31, 1998, no single customer accounts for 10% or more of total sales. A substantial percentage of the Company's sales is on an open account basis.

6.       SEGMENT INFORMATION


Reportable segment profit or loss, and segment assets are disclosed as follows:

              Reportable Segment Profit or Loss, and Segment Assets

[CAPTION]

                                                For the three months      For the nine months
                                                ended December 31         ended December 31
                                                1998       1997           1998       1997
                                                HK$'000    HK$'000        HK$'000    HK'000
      Revenues from external customers
       Pearls ..............................     44,031     53,882        153,222    193,937
       Real estate investment ..............        921      1,352          3,159      4,286
                                                -------    -------        -------    -------
                                                 44,952     55,234        156,381    198,223
                                                =======    =======        =======    =======

      Interest expense
       Pearls ..............................        463        388            980      2,081
       Real estate investment ..............          0         77              0        445
                                                -------    -------        -------    -------
                                                    463        465            980      2,526
                                                =======    =======        =======    =======

      Depreciation and amortization
       Pearls ..............................        844        752          2,492      2,239
       Real estate investment ..............        159        195            489        488
                                                -------    -------        -------    -------
                                                  1,003        947          2,981      2,727
                                                =======    =======        =======    =======
      Segment profit
       Pearls ..............................     (2,903)     7,501         10,614     34,002
       Real estate investment ..............       (258)       153           (483)     1,083
                                                -------    -------        -------    -------
                                                 (3,161)     7,654         10,131     35,085
                                                =======    =======        =======    =======

      Capital expenditure for segment assets
       Pearls ..............................      6,240      2,403          8,787      8,338
       Real estate investment ..............          0          0              0      3,257
                                                -------    -------        -------    -------
                                                  6,240      2,403          8,787     11,595
                                                =======    =======        =======    =======


      Segment assets
       Pearls ..............................                              325,462    348,824
       Real estate investment ..............                               29,675     28,826
                                                                          -------    -------
                                                                          355,137    377,650
                                                                          =======    =======

ITEMS 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

RESULTS OF OPERATIONS

Nine-Month Period Ended December 31, 1998 Compared to Nine-Month Period Ended December 31, 1997

Net sales during the nine-month period ended December 31, 1998 totaled HK$153.2 million, representing a 21.0% decrease, compared to net sales of HK$194.0 million during the same period in 1997. The decrease in net sales was attributable, at least in part, to the following:

- During the nine-month period ended December 31, 1998, both the economic performance and consumer confidence in the Asia Pacific region has remained weak. Demand, especially from Asian customers, was weak during the nine-month period ended December 31, 1998, partly because the weakness in the Asian economies has reduced purchaser confidence, and partly because the Company's sales are denominated in U.S. dollars and hence its products are more expensive in local currency terms to almost all its Asian customers; by comparison during the nine-month period ended December 31, 1997, the average economic performance of the countries in the Asian Pacific region and private consumption was stronger;

- It appears to the Company that the weak Asian economies may have caused the North American and European buyers to become conservative in their purchases, and the Company's sales in those two regions decreased in the nine-month period ended December 31, 1998, when compared to the same period in 1997. In the Company's past experience, more purchasers from North America and Europe would attend major international jewellery trade shows held in Hong Kong in September and March; therefore, the Company will increase its efforts to market pearls and jewellery products to customers in those parts of the world.

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

Gross profit for the nine-month period ended December 31, 1998 decreased by HK$27.1 million, representing a 35.0% decrease over the gross profit of HK$77.4 million for the same period in

1997. As a percentage of net sales, gross profit decreased from 39.9% for the nine-month period ended December 31, 1997 to 32.8% for the same period in 1998. The drop in gross profit margin was principally attributable to increased sales discount to customers and an increased proportion of sales of lower margin freshwater pearls. Freshwater pearls represented 26.2% of net sales during the nine-month period ended December 31, 1998, compared with 23.3% during the same period in 1997.

Gross rental income for the nine-month period ended December 31, 1998 decreased by HK$1.1 million or 26.3% from HK$4.3 million for the same period in 1997. The decrease in gross rental income was due to economic weakness in Asia which in turn adversely affected the occupancy rate in the Man Sang Industrial City facility located in Shenzhen, the People's Republic of China. The occupancy rate decreased from 82.0% for the nine-month period ended December 31, 1997 to 73.6% for the same period in 1998.

Selling, general and administrative expenses ("SG&A") during the nine-month period ended December 31, 1998 totaled HK$43.5 million, consisting of HK$39.8 million attributable to pearl operations and HK$3.6 million attributable to real estate operations, compared with HK$44.4 million, consisting of HK$41.6 million attributable to pearl operations and HK$2.8 million attributable to real estate operations, during the same period in 1997, a decrease of HK$0.9 million, or 2.0%. As a percentage of net sales, SG&A for pearl operations increased from 21.5% for the nine-month period ended December 31, 1997 to 26.0% for the same period in 1998, while SG&A for real estate operations increased from 1.4% for the nine-month period ended December 31, 1997 to 2.4% for the same period in 1998. This was principally attributable to the decrease in net sales during the nine-month period ended December 31, 1998 as compared with the same period in 1997.

A gain on sale of property, plant and equipment for the nine-month period ended December 31, 1997 was HK$8.4 million which was principally derived from the sale of a leasehold property for HK$11.0 million during the quarter ended June 30, 1997.

Interest income for the nine months ended December 31, 1998 increased by HK$1.1 million, or 51.2%, to HK$3.4 million. The increase in interest income was primarily due to an increased working capital sourced from the funds generated internally and that raised from MSIL's initial public offering ("IPO") in September 1997.

Interest expense for the nine months ended December 31, 1998 increased by HK$0.4 million, or 11.0%, to HK$3.6 million from the comparable period in the prior year. The increase in interest expense was due principally to an increase in bank borrowings, acquisition of a leasehold property and hedging of the Company's net investment in the PRC's subsidiaries. See "Material Changes in Financial Condition, Liquidity and Capital Resources".

The income in respect of subscription monies for the nine months ended December 31, 1997 in the amount of HK$11.4 million was income earned from subscription monies received on MSIL's IPO in September 1997.

Net income for the nine-month period ended December 31, 1998 decreased by HK$42.3 million to HK$5.1 million representing 89.2% decrease from HK$47.3 million for the same period in 1997. The decrease was attributable to, among other things,:

(i) a decrease in net sales and gross profit margin during the nine-month period ended December 31, 1998;

(ii) the non-recurrent items of a gain on sales of property, plant and equipment of HK$8.4 million, and an income on subscription monies of HK$11.4 million for the nine-month period ended December 31, 1997.

Excluding income taxes, minority interest and non-recurrent items, the operating profit from pearls and real estate investment during the nine-month period ended December 31, 1998 was HK$10.0 million, representing a 73.3% decrease, compared to that of HK$37.3 million during the same period in 1997.

Three-Month Period Ended December 31, 1998 Compared to Three-Month Period Ended December 31, 1997

Net sales during the three-month period ended December 31, 1998 totaled HK$44.0 million, representing a 18.3% decrease, compared to net sales of HK$53.9 million during the same period in 1997. The decrease in net sales was attributable, at least in part, to the reasons set forth in the discussion of net sales for the nine-month period ended December 31, 1998 compared to the nine-month period ended December 31, 1997, above.

Gross profit for the three-month period ended December 31, 1998 decreased by HK$9.5 million, representing a 43.6% decrease over the gross profit of HK$21.9 million for the same period in 1997. As a percentage of net sales, gross profit decreased from 40.6% for the three-month period ended December 31, 1997 to 28.0% for the same period in 1998. The drop in gross profit margin was principally attributable to increased sales discount to customers and an increased proportion of sales of lower margin freshwater pearls. Freshwater pearls represented 31.4% of net sales during the three-month period ended December 31, 1998, compared with 21.0% during the same period in 1997.

Gross rental income for the three-month period ended December 31, 1998 decreased by HK$0.4 million or 31.9% from HK$1.4 million for the same period in 1997. The decrease in gross rental income was due to economic weakness in Asia which in turn adversely affected the occupancy rate in the Man Sang Industrial City facility located in Shenzhen, the People's Republic of China. The occupancy rate decreased from 85.7% for the three-month period ended December 31, 1997 to 68.9% for the same period in 1998.

SG&A during the three-month period ended December 31, 1998 totaled HK$16.3 million, consisting of HK$15.2 million attributable to pearl operations and HK$1.2 million attributable to real estate operations, compared with HK$15.2 million, consisting of HK$14.1 million attributable to pearl operations and HK$1.1 million attributable to real estate operations, during the same period in 1997, an increase of HK$1.1 million, or 7.4%. As a percentage of net sales,

SG&A for pearl operations increased from 26.1% for the three-month period ended December 31, 1997 to 34.4% for the same period in 1998, while SG&A for real estate operations increased from 2.1% for the three-month period ended December 31, 1997 to 2.7% for the same period in 1998. This was principally attributable to the decrease in net sales during the three-month period ended December 31, 1998 as compared with the same period in 1997.

Interest income for the three months ended December 31, 1998 decreased by HK$0.7 million, or 39.3%, to HK$1.0 million from HK$1.7 million for the same period in 1997. The decrease in interest income was primarily due to a decrease in cash balance.

Interest expense for the three months ended December 31, 1998 increased by HK$0.5 million, or 63.4%, to HK$1.2 million from HK$0.7 million for the same period in the prior year. The increase in interest expense was due principally to increase in bank borrowings, acquisition of leasehold properties and hedging of the Company's net investment in the PRC's subsidiaries. See "Material Changes in Financial Condition, Liquidity and Capital Resources".

Net loss of HK$3.5 million for the three-month period ended December 31, 1998 was attributable to decrease in both net sales and gross profit margin during the three months ended December 31, 1998.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity needs are to fund accounts receivable and inventories and, to a lesser extent, to expand its business operations. At December 31, 1998, the Company had working capital of HK$251.3 million and an available cash balance of HK$69.3 million, compared with working capital of HK$292.3 million and an available cash balance of HK$83.9 million at March 31, 1998. The decrease in working capital was attributable to additions of property, plant and equipment, and an addition of new short-term bank borrowings for an amount of RMB 19.6 million, which was primarily for the hedging of the Company's net investment in the PRC's subsidiaries against the devaluation of Renminbi. The current ratio was 6.2 as at December 31, 1998 as compared with 12.8 as at March 31, 1998.

Long-term debt (including current portion of long-term debt) was HK$31.3 million at December 31, 1998, an increase of HK$8.6 million compared with that at March 31, 1998. The increase was primarily attributable to an increase of an installment loan for the acquisition of a real property. The interest rates of the installment loans ranged from HIBOR + 2.5% to 3.0% where HIBOR represents Hong Kong Interbank Offered Rate. Part of the risk of interest rate fluctuation in the installment loans bearing interest at floating rates is hedged by a one-year interest rate swap agreement ("IRSA") with a notional amount of HK$20 million. The IRSA maturing on May 11, 1999 converts interest rate exposure from a floating rate to a fixed rate basis. The gearing ratio was 0.51 at December 31, 1998, as compared with 0.41 at March 31, 1998.

The Company had available working capital facilities of HK$58 million in total with various banks at December 31, 1998. Such banking facilities include letter of credit arrangements, import loans, overdraft protection and other facilities commonly utilized in jewellery business. All such banking facilities bear interest at floating rates generally based on prime lending rates which are subject to periodic review. At December 31, 1998, the Company had utilized approximately HK$0.3 million of its credit facilities with HK$57.7 million unutilized.

The Company believes that funds to be generated from internal operations and the available banking facilities will enable the Company to meet the working capital requirements in the foreseeable future.

YEAR 2000 COMPLIANCE

The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g. 97 for 1997). On January 1, 2000, any clock or date recording mechanism including date sensitive software which uses only two digits to represent the year, may recognize a date using 00 as the year 1900 rather than the year 2000. This could result, in certain businesses, in significant processing inaccuracies and potentially even system failure, causing disruption of operations.

In its pearl business, the Company handles its manufacturing operations and prepares its manufacturing accounting records manually, and uses a local area network ("LAN") computer system to handle its trading activities and prepare its financial accounting records. In addition, the Company uses a computerized lock at its principal office. The Company has initiated a compliance program, using internal resources and external consultants to identify, make and test any required modification to its LAN computer system, its computerized lock, and any other computer, information or operational network or system. The Company has completed and tested the Year 2000 compliance of its computerized lock, and believes it will complete the implementation of its compliance program on or before March 31, 1999.

In its real estate business, the Company handles all aspects of its operations manually. The Company collects checks or cash from each tenant and does not use any computerized or automated payment system. None of the machinery or equipment used in the real estate business, such as elevators or vehicles, is date sensitive.

The Company has conducted a survey with those third parties with whom it does significant business to determine their Year 2000 readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. Thus far, the survey has shown that (i) the Company's suppliers are mainly pearl farmers who do not use any computer or machinery or equipment that is date sensitive, and (ii) the Company's customers are pearl or jewellery buyers who seldom, if ever, conclude any purchase without a personal inspection of pearls or jewellery at the Company's office, and consequently few, if any, orders are placed by computers. The Company estimates that the impact of any third party Year 2000 non-compliance on its business is immaterial.

In both its pearl production process and in Man Sang Industrial City, the Company uses water, electricity, and other forms of power. Payments by or to the Company are frequently made in checks, the clearance of which depends on computerized check clearing systems. Also, while the Company purchases most of its raw materials such as pearls from the PRC, which are transported to the Company's premises on trucks and are therefore not date sensitive, the

Company purchases some pearls from Japan and other locations (which pearls are transported by air) and delivers most of its finished goods by air; therefore, if any courier service which the Company uses, or the Hong Kong International Airport or any other party related to the transportation of raw materials to or finished goods from the Company are not Year 2000 compliant, such non-compliance can have a material adverse impact on the Company's business. However, the Company has not been able to obtain any assurance in writing from any utility company, bank, airline or courier service regarding its Year 2000 compliance, although representatives from many such companies have orally indicated to the Company that they are Year 2000 compliant.

There can be no assurance that the compliance program will be successful or that the date change from 1999 to 2000 will not adversely affect the Company's operations and financial results, nor can there be any assurance that the systems of third parties with which the Company does business will be timely converted, or that a failure to convert by any such third party, or a conversion that is incompatible with the Company's networks or systems, would not have an adverse effect on the Company. The Company currently has no contingency plan to address potential failure, whether of itself or such third parties, to become Year 2000 compliant in a timely manner. However, the Company has not incurred, and believes it will not incur, operating expenses or investments in networks and systems improvements in excess of $5,000, in order to be Year 2000 compliant. As an example, the Company's lock system has been made Year 2000 compliant without extra cost to the Company. In addition, the Company does not anticipate that its operations or services will experience any interruption or disruption as a result of the required changes. Further, the Company believes that even if its systems were not Year 2000 compliant by December 31, 1999, any disruption to the Company's business will be insignificant because any activity that is currently handled by a computerized system can be handled manually without much difficulty or any material additional cost.

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



                                MAN SANG HOLDINGS, INC.




                                By:   /s/ Cheng Chung Hing
                                      -----------------------------------------
                                      Cheng Chung Hing, Chief Executive Officer




                                By:   /s/ Patrick Ng
                                      -----------------------------------------
                                      Patrick Ng, Chief Financial Officer


Date:    February 12, 1999

                                INDEX TO EXHIBITS


The following document is filed herewith or has been included as exhibit to previous filings with the Securities and Exchange Commission and is incorporated by reference as indicated below.


Exhibit No.       Description

27.1              Financial Data Schedule