Form 10-K405
period 1999-03-31
MAN SANG HOLDINGS INC
filed 1999-06-25
CIK 807630

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
                            ------------------------
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                .

                        COMMISSION FILE NO. 33-10639-NY
                            ------------------------

                            MAN SANG HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                      NEVADA                                            87-0539570
           (STATE OR OTHER JURISDICTION                              (I.R.S. EMPLOYER
         OF INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NUMBER)

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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [ ]

     Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $2,722,930 as of June 1, 1999, based upon the closing price on the NASD Electronic Bulletin Board reported for such date. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer of affiliate status is not necessarily a conclusive determination for other purposes.

  4,305,960 shares of Common Stock Issued and Outstanding as of June 1, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

     No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) or (c) are incorporated by reference in this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I
  ITEM 1.   BUSINESS....................................................    2
  ITEM 2.   PROPERTIES..................................................   13
  ITEM 3.   LEGAL PROCEEDINGS...........................................   14
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   14
PART II
  ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....   14
  ITEM 6.   SELECTED FINANCIAL DATA.....................................   15
  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.................................   17
  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
              RISK......................................................   22
  ITEM 8.   FINANCIAL STATEMENTS........................................   23
  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE..................................   24
PART III
  ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTIONS AND CONTROL
              PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
              ACT.......................................................   25
  ITEM 11.  EXECUTIVE COMPENSATION......................................   28
  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT................................................   33
  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   34
PART IV
  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
              8-K.......................................................   35
SIGNATURES
FINANCIAL STATEMENTS

                                     PART I

ITEM 1.  BUSINESS

GENERAL AND ORGANIZATION CHART

     Man Sang Holdings, Inc. (the "Company"), through its subsidiaries, is primarily engaged in (i) the purchasing, processing, assembling, merchandising, and wholesale distribution of pearls and pearl jewelry products; and (ii) the management and leasing of a commercial real estate complex in Shenzhen, People's Republic of China (the "PRC"). The structure of the Company is as follows:
                        [MAN SANG ORGANIZATIONAL CHART]

HISTORY OF THE COMPANY

     The Company was incorporated in the State of Nevada in November of 1986 under the name of SBH Ventures, Inc. The Company was originally incorporated as a "blind pool" company for the purpose of acquiring an operating business. In March of 1987, the Company completed a public offering of 20,000,000 shares of common stock raising net proceeds of approximately $171,000.* Subsequently, in November 1991,

---------------

* Unless otherwise indicated as Hong Kong dollars or HK$, all financial information contained herein is presented in US dollars. The translations of Hong Kong dollar amounts into US dollars are for reference purpose only and have been made at the exchange rate of HK$7.73 for US$1, the approximate free rate of exchange at March 31, 1999. The Hong Kong dollar has been "pegged" to the US dollar since October 1983. The so-called "peg" is the Linked Exchange Rate System under which certificates of indebtedness issued by the Hong Kong Exchange Fund, which the three banks that issue the Hong Kong currency are required to hold as backing for the issue of Hong Kong dollar notes, are issued and redeemed against US dollars at a fixed exchange rate of HK$7.8 to US$1. In practice, therefore, any increase in note circulation is matched by a US dollar payment to the Exchange Fund, and any decrease in note circulation is matched by US dollar payment from the Exchange Fund. In the foreign exchange market, the exchange rate of Hong Kong dollar continues to be determined by forces of supply and demand. Against the fixed exchange rate for the issue and redemption of certificates of indebtedness, the market exchange rate generally stays close to the rate of HK$7.73 to US$1.

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

     On September 26, 1997, MSIL successfully listed on The Hong Kong Stock Exchange Limited and completed an initial public offering ("IPO") of 127,500,000 shares (the "Shares") of HK$0.1 each at HK$1.08 per share with warrants in the proportion of one warrant for every five shares raising net proceeds of approximately HK$123.6 million. Every warrant entitled the holder thereof to subscribe for one Share at an exercise price of HK$1.3 from the date of issue up to and including March 31, 1999 (the "Warrants"). After MSIL's IPO, Man Sang BVI holds 73.02% or 345 million Shares. As of March 31, 1999, the Company had issued 50 Shares upon exercise of the Warrants related to such Shares and on such date, the subscription rights attaching to the remaining Warrants expired.

     On August 12, 1998, at the 1998 Annual General Meeting of MSIL, MSIL shareholders approved a final dividend for the year ended March 31, 1998 of HK$0.03 per share, to be settled by way of allotment of fully paid shares in the capital of MSIL (the "Scrip Shares") with a cash option (the "Scrip Dividend Scheme"). Man Sang BVI elected to receive part of its final dividend in cash and part of it in 10,000,000 Scrip Shares. As some MSIL shareholders elected to receive cash dividend and some elected Scrip Shares, a total of 11,963,456 Scrip Shares were allotted on October 8, 1998. After the allotment, Man Sang BVI legally and beneficially owns approximately 73.28% or 355 million Shares.

     The foundation of the group of companies comprising the Company and its subsidiaries (the "Group") was laid in early 1980's when Cheng Chung Hing, Ricky formed Man Sang Trading Hong, a freshwater pearl trading company and Cheng Tai Po formed Peking Pearls Company, a Japanese cultured pearl trading company. As the business of the Group developed, Man Sang Jewellery Company Limited and Peking Pearls Company Limited were formed in Hong Kong in 1988 and 1991 respectively to continue the trading operations of the Group. Subsequently, the Group expanded its operations to include pearl processing with the establishment of Man Hing Industry Development (Shenzhen) Co., Ltd. (formerly known as Man Hing

Jewellery Goods (Shenzhen) Co., Ltd.) ("Man Hing") in 1992 to process and assemble freshwater pearls and Chinese cultured pearls, and Damei Pearls Jewellery Goods (Shenzhen) Co., Ltd. ("Damei") in 1995 to assume and expand the Chinese cultured pearl processing operations of Man Hing. In view of the continuous expansion of Chinese cultured pearls business, in December 1996, the Group set up a subsidiary, Tangzhu Jewellery Goods (Shenzhen) Co., Ltd. ("Tangzhu") in the PRC to specialize in purchasing and processing Chinese cultured pearls of larger sizes with diameter from 6mm and above and, to a lesser extent, in processing other cultured pearls. As a result, Damei started to concentrate on the purchasing and processing of cultured pearls of smaller size with diameter below 6mm. The business of purchasing and processing of Chinese freshwater pearls was also transferred from Man Hing to Tangzhu whilst Man Hing started to concentrate on the pearl jewelry assembling business.

     In order to facilitate the growth in existing operations and expansion into processing operations, and to diversify its revenues, in 1991, the Group commenced construction of a 24 building industrial facility in Shenzhen, the PRC ("Man Sang Industrial City") for use in pearl processing and corporate administration (5 buildings) and for lease to third party industrial users (19 buildings). See "Item 1 -- Business -- Real Estate Leasing Operations" and "Item 2 -- Properties".

PEARL OPERATIONS

  Pearl Industry

     The use of pearls in jewelry dates back over 1,500 years in the PRC. Large scale commercial pearl production began in Japan in the late 19th century. The farming, production and trading of pearls to meet demand for pearl jewelry is a mature industry. Today's pearl industry and its growth are affected by consumer preferences, worldwide economic conditions and availability of supply.

     In today's pearl market, pearls are divided into two categories, i.e. freshwater pearls and saltwater cultured pearls. Saltwater cultured pearls are, in turn, divided into Japanese cultured pearls, Chinese cultured pearls, Tahitian pearls and South Sea pearls.

     In the Company's opinion, in recent years and especially since late 1996, Japan is losing its long held dominance in the cultured pearl industry to the PRC as (i) Japanese cultured pearls have been in poor harvests and have become more expensive than they were previously, although such increase in prices may have been partially offset by the depreciation of the Japanese yen; (ii) customers increasingly regard Chinese cultured pearls to be close substitutes to Japanese cultured pearls; (iii) increasingly cultured pearls are cultivated and processed in the PRC; and (iv) Chinese cultured pearls are competitively priced. In addition, Japan does not appear to be in a position to increase its supply of cultured pearls and Chinese cultured pearls may eventually replace Japanese cultured pearls of comparable qualities and sizes. This would be the case as long as the PRC cultured pearl industry continues to maintain competitive prices, improve pearl quality and expand its product lines. The Company expects the supply of Chinese cultured pearls ranging in size from 5mm to 8mm to be generally available and reliable. However, strong demand from the United States and Europe for pearls, together with supply shortage of Japanese cultured pearls, may lead to an increase in the prices of Chinese cultured pearls in the future.

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

     The PRC is a major supplier of freshwater pearls. The Company's processing plant in Shenzhen has since 1996 increased the supply and improved the quality of freshwater pearls while holding the prices stable. The Company anticipates the supply of freshwater pearls ranging in size from 5mm to 7mm to be generally available and reliable, and that the stable supply of high quality freshwater pearls ranging in size from 8mm to 10mm, or even sometimes up to 15mm, will narrow the traditional price differences between freshwater pearls and Chinese or Japanese saltwater cultured pearls and drive up demand. These larger freshwater pearls contribute a higher gross profit margin than the traditional smaller freshwater pearls.

  Business Strategy

     While the Company continues to provide a full range of pearls and pearl jewelry products to jewelry manufacturers, wholesalers and retailers at competitive prices, the Company's management team ("Management") has identified larger size freshwater pearls as offering as high a gross profit margin as saltwater pearls, and has taken steps to increase both products in the Company's product mix. In fiscal 1998, the Company made an investment of Renminbi 5.1 million (approximately US$612,000) for a 19.5% stake in a pearl farm located in the PRC through a cooperative joint venture. The farm has a sea area of 500 hectares and can cultivate up to 18.5 million oysters. Management believes the farm can produce cultured pearls of diameter up to 9mm. In fiscal 1999, the Company increased its marketing efforts in Europe and North America by making extra trips to visit existing and potential customers personally and to educate them on the Company's products, which contributed to an increase in the net sales in North America as a proportion to total net sales rising from 23.4% in fiscal 1998 to 30.4% in fiscal 1999. The Company anticipates that it will maintain its focus on saltwater cultured pearls as well as the larger size freshwater pearls in fiscal year 2000, and plans to continue to increase its market penetration through internal growth, strategic acquisitions, expansion of existing product lines and introduction of new product lines.

     In fiscal 1999, the Company established a wholly owned subsidiary, Man Sang Innovations Limited ("Man Sang Innovations"). In September 1998, Man Sang Innovations obtained a license from The Walt Disney Company Asia Pacific Limited to use the "Winnie the Pooh" cartoon character, and certain intellectual property related to it, on jewelry to be assembled, marketed and sold in the PRC (excluding Hong Kong). In March 1999, Man Sang Innovations also obtained a license from Mattel, Inc. to use the "Barbie" character, and certain intellectual property related to it, to assemble, market and sell 999 pink pearl necklaces to celebrate the 40th anniversary of the Barbie doll. With these projects, the Company begins to explore entering into similar arrangement with other owners of internationally known trademarks to create jewelry products bearing such trademarks or related intellectual property, and to create a new market segment for the Company's products.

     To create a new marketing and distribution channel, on March 8, 1999, the Company established another wholly owned subsidiary, M.S. Electronic Emporium Limited, to launch the Company's own e-commerce website to promote and sell the Company's products under a new brand name "M.S. Collections". The Company anticipates the development of its own brand name will improve the Company's images in the retail market, and that it is more efficient and effective to reach retail customers electronically.

  Products

     The Company presently offers six product lines including pearl jewelry, freshwater pearls, Chinese cultured pearls, Japanese cultured pearls, South Sea pearls and Tahitian pearls. Freshwater pearls are available in a variety of shapes and sizes. The most commonly available sizes range from 2mm to 8mm, and the price are generally less expensive than cultured pearls with wholesale prices typically ranging from $2 to $300 per 16 inch strand depending on size, grade and shape. However, since 1998, larger size freshwater pearls are available in the market ranging from 8mm to 10mm, or even sometimes up to 15mm, and the price for the larger size freshwater pearls can reach up to $2,000 per 16 inch strand depending on size, grade and shape. Saltwater cultured pearls generally are round in shape and range in size from 5mm to 18mm. South Sea and Tahitian pearls are considered to be the highest quality saltwater cultured pearl and typically the largest and most expensive followed by Japanese cultured pearls and Chinese cultured pearls. Wholesale prices of cultured pearls typically range from $13 to $85,000 per 16 inch strand.

     The following table illustrates by pearl category the typical range of size and wholesale price of cultured pearls the Company sells, with price variations within each category reflecting size and qualitative differences:

                                                                     PRICE/
                                                       SIZE      16 INCH STRAND
                                                     --------    --------------
                                                        MM            US$
Freshwater Pearls..................................    2- 13          2- 2,000
Chinese cultured pearls............................    5- 7.5        13- 500
Japanese cultured pearls...........................    7- 10        100- 3,000
Tahitian pearls....................................    8- 16      1,000- 30,000
South Sea pearls...................................   10- 18      2,800- 85,000

     The Company also offers fully assembled pearl jewelry, including necklaces, earrings, rings, pendants, broaches, bracelets, watches, cufflinks, and similar miscellaneous pearl products. For the three years ended March 31, 1999, freshwater and cultured pearls sales as a percentage of the Company's sales of pearls and assembled pearl products were as follows:

                                             LOOSE                   ASSEMBLED
                                       AND STRANDS PEARLS          PEARL JEWELRY
                                     ----------------------    ----------------------
               YEAR                  FRESHWATER    CULTURED    FRESHWATER    CULTURED
               ----                  ----------    --------    ----------    --------
                                         %            %            %            %
1999...............................      75           92           25           8
1998...............................      57           96           43           4
1997...............................      70           97           30           3

  Purchasing

     The Company purchases (i) Chinese cultured pearls from pearl farms and other suppliers in the coastal areas of the southern part of the PRC, including Guangdong and Guangxi Provinces, (ii) Japanese cultured pearls from pearl farms and other suppliers in Japan, (iii) South Sea pearls from pearl farms and suppliers in Hong Kong, Australia, the Philippines, and Japan; (iv) Tahitian pearls from pearl farms and suppliers in French Polynesia; and (v) freshwater pearls from pearl farms and other suppliers in the eastern part of the PRC, including Jiangsu and Zhejiang Provinces.

     The Company's purchase of pearls is conducted by its full-time, well-trained and experienced purchasing staff from the Company's offices in Hong Kong and Shenzhen in the PRC, and a special purchasing office in Zhangjiang in the PRC, the site of the largest Chinese cultured pearl farm. The purchasing staff maintains regular contacts with pearl farms and other suppliers in the PRC, Japan and Hong Kong, enabling the Company to buy directly from farmers whenever possible, to secure the best prices available for pearls and to gain access to a larger quantity of pearls. Management and the purchasing staff meet regularly to assess existing and anticipated pearl demand. The purchasing staff in turn inspects and purchases pearls in the quantities and of the quality and nature necessary to meet existing and estimated demand.

     The Company has no long term purchase contracts, and instead negotiates the purchase of pearls on an as needed basis to correspond with expected demand. While the Company constantly seeks to capitalize on its volume purchasing and relationship with farmers and suppliers to secure the best pricing and quality when purchasing pearls and other jewelry raw materials, the Company generally purchases raw materials from suppliers at prices approximately prevailing market prices. The Company believes that there are numerous alternate supply sources and that the termination of the Company's relationship with any of its existing sources would not materially adversely affect the Company. To date, the Company has not experienced any difficulty in purchasing raw materials.

     In fiscal 1999, the five largest suppliers of the Company accounted for approximately 47.9% (1998: 40.5%) of the Company's total purchases, with the largest supplier accounting for approximately 23.9% (1998: 17.5%) of the Company's total purchases.

     In fiscal 1999, approximately 69.2% of the Company's purchases was made in Renminbi, with the remaining amount settled in Japanese Yen, French francs, Hong Kong dollars or US dollars. It is the Company's policy to enter into derivative contracts such as forward contracts and options to hedge against foreign exchange fluctuations whenever necessary. However, no such derivative contract was entered during the year. See "Item 7A -- Quantitative and Qualitative Disclosures about Market Risk".

  Processing and Assembly

     Pearl processing and assembly are conducted at the Company's facilities in Shenzhen, PRC. Freshwater pearl processing and assembling operations presently occupy approximately 24,542 square feet and employ 234 workers while cultured pearl processing and assembly operations occupy approximately 18,084 square feet and employ 193 workers. The average compensation per factory worker is US$66 per month while average supervisory compensation is US$181 per month.

     The Company, with the assistance of specialists from Japan, has trained its work force to implement advanced Japanese bleaching technology. Each worker performs a specific function and is supervised by an officer and technical assistants who are university graduates with chemical technology training and also specialized training by industry specialists from Japan. Prior to participation in pearl processing operations, each worker is required to participate in an extensive on-the-job training program utilizing poor quality pearls for demonstration and training purposes.

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

     The Company presently has facilities and pearl processing personnel to produce approximately 20,000kg of freshwater pearls and 10,400kg of cultured pearls annually, same as fiscal 1998. Fiscal 1999 production totaled approximately 18,726kg of freshwater pearls and 6,778kg of cultured pearls, compared to the production of 12,946kg of freshwater pearls and 8,513kg of cultured pearls in fiscal year 1998. The Company presently also has adequate assembly and finishing personnel and facilities to produce approximately 1.2 million pieces of finished jewelry annually.

     Upon completion of manufacturing, pearls are shipped to the Company's offices in Hong Kong where they are stored for inspection by potential buyers.

  Marketing

     The Company markets its products from its facilities in Hong Kong. The Company's sales staff, which is divided into groups organized by geographic regions, presently markets freshwater pearls, Chinese cultured pearls, Japanese cultured pearls, Tahitian pearls, South Sea pearls, and jewelry products.

     The Company's marketing and sales staff maintains on-going communications with a broad range of jewelry distributors, manufacturers and retailers worldwide to assure that customers' pearl requirements are fully satisfied. The Company's marketing and sales staff regularly visits all major pearl markets and jewelry trade shows to display products, establish contacts with potential customers and evaluate market trends. Apart from attending trade shows and servicing customers, the Company's marketing and sales force principally operates from the Company's headquarters in Hong Kong, where buyers personally visit and inspect the Company's products and place orders. As part of its marketing efforts, the Company has established an Internet web page to introduce the Company and to advertise the Company's products. In addition, the

Company has increased its efforts to market pearls and jewelry products to customers in Europe and North America.

  Customers

     The Company's customers consist principally of wholesale distributors and mass merchandisers in Europe, the United States, Hong Kong and other Asian countries. In fiscal 1999, no customer accounted for more than 10 percent of the Company's sales. For the year ended March 31, 1999, the five largest customers of the Company accounted for approximately 18.6% (1998: 17.7%) of the Company's sales with the largest customers accounted for approximately 4.4% (1998: 4.9%) of the Company's sales. As at March 31, 1999, the Company had approximately 600 customers. The Company has no long-term contract with any customer. Most of the Company's customers have been its customers for a number of years. The Company does not believe that the loss of any one customer will have a material adverse effect on its financial condition or results of operations.

     The Company's policy is to denominate all its sales in either US dollars or Hong Kong dollars. Since Hong Kong dollar remained "pegged" to the U.S. dollar throughout fiscal 1999, the Company's sales proceeds have thus far had very minimal exposure to foreign exchange fluctuations. See "Item 7A -- Quantitative and Qualitative Disclosures about Market Risk".

     The following table sets forth by region and by product the sales of the Company for the three years ended March 31, 1999:

                                                 1999               1998               1997
                                            ---------------    ---------------    ---------------
                                            US$'000     %      US$'000     %      US$'000     %
                                            -------    ----    -------    ----    -------    ----
CULTURED PEARLS
North America.............................   5,871     19.6     6,932     20.5     4,299     13.3
Europe....................................   6,450     21.6     8,491     25.0     5,942     18.5
Hong Kong.................................   2,950      9.9     4,109     12.1     5,072     15.8
Other Asian countries.....................   2,316      7.7     5,125     15.1     5,676     17.7
Others....................................     885      3.0     1,094      3.2     1,254      4.0
                                            ------     ----    ------     ----    ------     ----
Sub-total.................................  18,472     61.8    25,751     75.9    22,243     69.3
                                            ------     ----    ------     ----    ------     ----
FRESHWATER PEARLS
North America.............................   2,403      8.0       681      2.0       753      2.3
Europe....................................   2,430      8.1     1,518      4.5     2,231      6.9
Hong Kong.................................     557      1.9       479      1.4     1,060      3.3
Other Asian countries.....................   1,694      5.7     1,082      3.2     1,764      5.5
Others....................................     249      0.8       235      0.7       274      0.9
                                            ------     ----    ------     ----    ------     ----
Sub-total.................................   7,333     24.5     3,995     11.8     6,082     18.9
                                            ------     ----    ------     ----    ------     ----
Assembled pearl jewelry...................   4,068     13.7     4,168     12.3     3,789     11.8
                                            ------     ----    ------     ----    ------     ----
          Total...........................  29,873      100    33,914      100    32,114      100
                                            ======     ====    ======     ====    ======     ====

     A majority of sales (by dollar amount) in Hong Kong are for re-export to North America and Europe.

  Seasonality

     The Company's sales are seasonal in nature. The bulk of the Company's sales occur during the months of March, June and September (during major international jewelry trade shows held in Hong Kong in these three months). Accordingly, the results of any interim period are not necessarily indicative of the results that might be expected during a full year.

     The following table sets forth the Company's unaudited net sales for the fiscal years indicated:

                                                        FISCAL YEAR ENDED MARCH 31,
                                           ------------------------------------------------------
                                                1999                1998               1997
                                           ---------------    ----------------    ---------------
                                           US$'000     %      US$'000      %      US$'000     %
                                           -------    ----    -------    -----    -------    ----
First Quarter............................   6,712     22.5     8,670      25.6     7,225     22.5
Second Quarter...........................   7,413     24.8     9,448      27.9     8,202     25.5
Third Quarter............................   5,697     19.1     6,971      20.5     7,350     22.9
Fourth Quarter...........................  10,051     33.6     8,825      26.0     9,337     29.1
                                           ------     ----    ------     -----    ------     ----
          Total..........................  29,873      100    33,914       100    32,114      100
                                           ======     ====    ======     =====    ======     ====

  Competition

     With the exception of several large Japanese cultured pearl and South Sea pearl suppliers, the pearl business is highly fragmented with limited brand name recognition or consumer loyalty. Selection is generally a function of design appeal, perceived value and quality in relationship to price.

     Internationally, the Company faces intense competition. The principal historical competitors of the Company in the Japanese cultured, Tahitian and South Sea pearl markets are Japanese companies. Firms such as Tasaki, Mikimoto, Tokyo and K. Otsuki are the largest traders and distributors of such pearls. Nevertheless, their competitiveness has been impaired by the current weakness in Japan's economy, and the poor harvest of Japanese cultured pearls.

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

REAL ESTATE LEASING OPERATIONS

  Facilities

     In connection with its expansion into pearl processing and assembling operations, the Company acquired land use rights with respect to, and constructed, an industrial complex ("Man Sang Industrial City") located in Gong Ming Zhen, Shenzhen Special Economic Zone, PRC in September 1991. The land use rights with a total site area of approximately 472,291 square feet acquired by the Company with respect to Man Sang Industrial City have a duration of fifty years starting from September 1, 1991. The Company acquired the land use rights relating to Man Sang Industrial City and constructed such facility for approximately $0.4 million.

     On January 19, 1998, the Company approved a capital investment of approximately $1.1 million to renovate, improve and expand the Company's pearl processing plant in the Man Sang Industrial City. In February 1998, the Company demolished one building in Man Sang Industrial City that contained shops and a restaurant in order to provide a site on which to build a pearl processing plant. The new plant is a six-story building with total gross floor area of approximately 33,584 square feet. The capital investment is financed by the equity funds raised by MSIL during fiscal 1998.

     At March 31, 1999, Man Sang Industrial City consists of 24 buildings encompassing a total gross floor area of approximately 549,233 square feet. Twenty of the buildings in Man Sang Industrial City are factory buildings and four are living quarters. In addition to factories, dormitories and shops, Man Sang Industrial City has green zones, playgrounds and other amenities typically offered in industrial/living complexes in the PRC.

  Leasing and Management

     The Company presently utilizes five buildings in Man Sang Industrial City for pearl processing and assembly, administration and to house employees. The remaining facilities are leased to third party industrial users; primarily foreign investors and non-polluting light industry.

     The Company employs a staff of 24 persons to provide required management, leasing, maintenance and security for Man Sang Industrial City.

     As of March 31, 1999, the 19 buildings in Man Sang Industrial City, other than the five buildings utilized for the Company's pearl operations, were under lease to third party industrial users. Such facilities are typically offered under leases ranging in duration from one year to three years. The gross rental income from Man Sang Industrial City for fiscal 1999 was approximately $500,731 compared to approximately $682,187 for fiscal 1998. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year Ended March 31, 1999 Compared to Year Ended March 31, 1998 -- Rental Income".

     In addition to Man Sang Industrial City, the Company owns rental properties in Hong Kong ("Hong Kong Rental Properties") which were leased to independent third parties. The Hong Kong Rental Properties consist of the properties as follows:

     a. 957 square feet at Room 407, Wing Tuck Commercial Building, 177 - 183 Wing Lok Street, Hong Kong, leased for a rental income totaled approximately $19,809 for fiscal 1999, approximately $22,285 for fiscal 1998. See "Item 2 -- Properties -- Hong Kong";

     b. 3,586 square feet at Unit 14 and half of Unit 15 of the 6th floor, Block A, Focal Industrial Centre, 21 Man Lok Street, Kowloon, Hong Kong. A tenancy agreement for Unit 14 and half of Unit 15 was made on March 25, 1998 for a term of 3 years starting from June 1, 1998. The rental income totaled approximately $36,222 for fiscal 1999. See "Item
        2 -- Properties -- Hong Kong";

     c. 1,585 square feet at Unit 16 of the 6th floor, Block A, Focal Industrial Centre, 21 Man Lok Street, Kowloon, Hong Kong. A tenancy agreement for Unit 16 was made on May 10, 1999 at a monthly rental of $1,845 for a term of 2 years starting from May 12, 1999.

  Competition

     Competition among facilities such as Man Sang Industrial City is intense in the Shenzhen Special Economic Zone. Because of economic incentives available for businesses operating in the Shenzhen Special Economic Zone, numerous facilities have been constructed to house such businesses. While a number of competing facilities may offer greater amenities and may be operated by companies having greater resources, and additional facilities may be constructed, the Company believes that Man Sang Industrial City is competitive with other similar facilities in the Shenzhen Special Economic Zone based on both the quality of facilities and lease rates.

  Employees

     As of May 31, 1999, the Company had 590 employees. None of the employees is governed by collective bargaining agreements and the Company considers its relations with its employees to be satisfactory. The breakdown of employees by function is as follows:

                                                             HONG KONG    PRC    TOTAL
                                                             ---------    ---    -----
Senior management..........................................      6        --        6
Marketing and sales........................................     20        --       20
Purchasing.................................................      2         4        6
Finance and accounting.....................................      9         8       17
Processing and logistics...................................     14        468     482
Human resources and administration.........................     11        24       35
Real estate leasing........................................     --        24       24
                                                                --        ---     ---
Total......................................................     62        528     590
                                                                ==        ===     ===

SEGMENT INFORMATION

     Reportable segment profit or loss, and segment assets are disclosed as follows:

             REPORTABLE SEGMENT PROFIT OR LOSS, AND SEGMENT ASSETS

                                                             1999       1998
                                                            -------    -------
                                                            US$'000    US$'000
Revenues from external customers
  Pearls..................................................  29,873     33,914
  Real Estate investment..................................     557        705
                                                            ------     ------
                                                            30,430     34,619
                                                            ======     ======
Interest expenses
  Pearls..................................................     127        272
  Real Estate investment..................................      27         78
  Corporate Assets........................................     428        127
                                                           -------     ------
                                                               582        477
                                                            ======     ======

Depreciation and amortization
  Pearls..................................................     440        394
  Real Estate investment..................................      88         81
  Corporate Assets........................................     199         50
                                                            ------     ------
                                                               727        525
                                                            ======     ======
Segment Profit
  Pearls..................................................   2,122      6,585
  Real Estate investment..................................      18        251
                                                            ------     ------
                                                             2,140      6,836
                                                            ======     ======
Capital expenditure for segment assets
  Pearls..................................................   1,671      1,680
  Real Estate investment..................................      --        626
  Corporate Assets........................................   4,258      3,354
                                                            ------     ------
                                                             5,929      5,660
                                                            ======     ======
Segment assets
  Pearls..................................................  45,668     43,162
  Real Estate investment..................................   3,861      3,891
  Corporate Assets........................................   9,971      5,125
                                                            ------     ------
                                                            59,500     52,178
                                                            ======     ======

YEAR 2000 COMPLIANCE

     The Year 2000 Issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits rather than four to identify the relevant year (e.g. 97 for 1997). These applications may not be able to distinguish between 21st and 20th century dates. On January 1, 2000, any clock or date recording mechanism including date sensitive software which uses only two digits to represent the year, may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations.

     In fiscal 1999, the Company implemented a "Year 2000 Compliance" program, using both internal and external resources to identify significant applications that would require modification, and making such modifications, to ensure Year 2000 Compliance. The Company has completed the implementation of its program on March 31, 1999. With regard to the Company's software applications, the Company has identified critical and non-critical software applications, and updated and/or developed software applications to ensure, or obtained certification, that its software applications are Year 2000 compliant.

     In its pearls business, the Company handles its manufacturing operations and prepares its manufacturing accounting records manually, and uses a local area network ("LAN") computer system to handle its trading activities and prepare its financial accounting records using the Flex accounting software. In addition, the Company uses a computerized lock at its principal office. The Company has updated and tested its LAN computer system, its computerized lock, and any other computer, information or operational network, system, software to be Year 2000 compliance.

     In its real estate business, the company handles all aspects of its operations manually. The Company collects checks or cash from each tenant and does not use any computerized or automated payment system. None of the machinery or equipment used in the real estate business, such as elevators or vehicles, is date sensitive.

     Therefore, the Company believes that the internal risks associated with the Year 2000 Issue are minimal. However, the Company's customers, suppliers and other external relationships may present risks over which the Company has no control.

     In both its pearl production process and in Man Sang Industrial City, the Company uses water, electricity, and other forms of power. Payments by or to the Company are frequently made in checks, the clearance of which depends on computerized check clearing systems. Also, while the Company purchases most of its raw materials such as pearls from the PRC, which are transported to the Company's premises on trucks and are therefore not date sensitive, the Company purchases some pearls from Japan and other locations (which pearls are transported by air) and delivers most of its finished goods by air, therefore, if any courier service which the Company uses, or the Hong Kong International Airport or any other party related to the transportation of raw materials to or finished goods from the Company are not Year 2000 compliant, such non-compliance can have a material adverse impact on the Company's business. The Company has initiated communications with, and has obtained assurance from, some of the parties, such as Flexsystem (accounting software company), Chubb Security (security alarm system), and Secretaries Limited (share registrars of MSIL), with which the Company does business, that they are Year 2000 compliant.

     However, the Company has not been able to obtain any assurance in writing from any utility company, bank, airline or courier service regarding its Year 2000 compliance, although representatives from many such companies have orally indicated to the Company that they are Year 2000 compliant.

     There can be no assurance that the Company's compliance program will be successful or that the date change from 1999 to 2000 will not adversely affect the Company's operations and financial results, nor can there be any assurance that the systems of third parties with which the Company does business will be timely converted, or that a failure to convert by any such third party, or a conversion that is incompatible with the Company's networks or systems, would not have an adverse effect on the Company. However, the Company does not anticipate that its operation or services will experience any interruption or disruption as a result of any failure. Further, the Company believes that even if its systems were not Year 2000 compliant by December 31,

1999, any disruption to the Company's business will be insignificant because any activity that is currently handled by a computerized system can be handled manually without much difficulty or any material additional cost. Therefore, the Company currently has no contingency plan to address potential failure, whether of itself or any third parties to become Year 2000 compliant. The Company has not incurred material operation expenses or investments in networks and systems improvements, in order to be Year 2000 compliant.

ITEM 2.  PROPERTIES

HONG KONG

     The head office of the Group at 21st Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong has a gross floor area of approximately 10,880 square feet. The Company is leasing such space from July 1, 1996 to June 30, 1999, with an optional renewal term of three years upon expiry of the tenancy. In April, 1999, the Company renewed the tenancy for a further term of three years commencing from July 1, 1999 and ending on June 30, 2002, with another optional renewal term of three years upon expiry of the tenancy.

     On March 9, 1999, the Company commenced leasing the premises at Unit 801 and 802, 8th Floor, Multifield Plaza, 3 Prat Avenue, Tsimshatsui, Kowloon, Hong Kong for the trading pearls and pearl products. The premises has a gross floor area of approximately 1,899 square feet. The lease has a term from March 9, 1999 to March 8, 2002.

     The Company owns an investment property at Room 407, Wing Tuck Commercial Centre, 177-183 Wing Lok Street, Sheung Wan, Hong Kong. The gross floor area of the premises is approximately 957 square feet. It was rented to an independent third party at a monthly rental of $1,857 with tenancy expiring on September 19, 1999. However, due to the economic downturn in Hong Kong in fiscal 1999, the tenant requested to cancel the tenancy and enter into a new one at a lower rental. On January 30, 1999, the Company accepted the request and entered into a new tenancy with the existing tenant for a term of two years at a monthly rental of $1,238, from February 1, 1999 to January 30, 2001, with an optional renewal term of two years upon expiry of the tenancy. See "Item 1 -- Business -- Real Estate Leasing Operations -- Leasing and Management" above.

     The Company owns Units 14, 15 and 16 on 6th Floor and a car-parking space at No. L30 on the Ground Floor of Block A, Focal Industrial Centre, 21, Man Lok Street, Kowloon, Hong Kong. The floor areas of the units are 2,412 square feet, 2,349 square feet and 1,585 square feet respectively. The Group uses half of Unit 15 as warehouse. The rest of the units are leased out to independent third parties. See "Item 1 -- Business -- Real Estate Leasing Operations -- Leasing and Management" above.

     The Company owns a residential flat with a gross floor area of approximately 2,643 square feet on the 17th Floor, and a parking space on 2nd Floor, at Silvercrest, 24 MacDonnell Road, Hong Kong, which it uses as the Chairman's residence.

     The Company owns a residential flat with a gross floor area of approximately 1,063 square feet on 33rd Floor, and a parking space on 3rd Floor at Valverde, 11 May Road, Hong Kong, which it uses as accommodation for senior executives.

     On April 8, 1998, the Company purchased a flat with a gross floor area of approximately 2,838 square feet on 20th Floor, The Mayfair, 1 May Road, Hong Kong, for a consideration of approximately US$5.1 million. The Company intends to hold such property on a long-term basis and use it as the Vice-Chairman's residence.

PEOPLE'S REPUBLIC OF CHINA

     As noted above, the Company owns the land use rights to the site of Man Sang Industrial City for a term of 50 years from September 1, 1991 to September 1, 2041. On March 31, 1999, Man Sang Industrial City consisted of 24 buildings encompassing a total gross floor area of approximately 549,233 square feet. The Company presently utilizes most of the units in five buildings for pearl processing, administration and staff accommodation. The remaining 19 buildings, amounting to approximately 451,248 square feet of floor space and representing approximately 79.7% of the total gross floor space of Man Sang Industrial City, are leased to independent third parties and industrial users not connected with the Company.

     In February 1998, the Company demolished one building in Man Sang Industrial City that contained shops and a restaurant in order to provide a site on which to build a pearl processing plant. The new plant is a six-story building with total gross floor area of approximately 33,584 square feet and was completed in May 1999.

ITEM 3.  LEGAL PROCEEDINGS

     Neither the Company nor its property is subject to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended March 31, 1999.

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

     The high and low bid prices for the Company's Common Stock for each quarter, and on the last day of each quarter, during the Company's last two fiscal years were as follows:

                                                                                  ON THE LAST DAY OF
                                                              OVER THE QUARTER         QUARTER
                                                              ----------------    ------------------
PERIOD                                                         HIGH      LOW       HIGH        LOW
------                                                        ------    ------    -------    -------
                                                                $         $          $          $
1999
June 30, 1998...............................................   5.00      1.00      1.875      1.875
September 30, 1998..........................................   3.00     1.531      1.625      1.531
December 31, 1998...........................................  1.531     0.937      0.937      0.937
March 31, 1999..............................................  2.187     0.875       1.75       1.75
1998
June 30, 1997...............................................   2.87      1.12       1.62       1.37
September 30, 1997..........................................   2.25      1.37       1.81       1.75
December 31, 1997...........................................  2.125      1.37       1.37       1.37
March 31, 1998..............................................   1.75     0.625       1.44       1.25

     The above bid information is provided by Bloomberg LP, and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transaction.

HOLDERS

     The number of record holders of the Company's Common Stock as of May 31, 1999, was 222. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

DIVIDENDS

     The Company has not paid any dividends with respect to its Common Stock during the two preceding fiscal years, and does not intend to pay dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     Set forth below is certain selected consolidated financial data for the Company and its subsidiaries covering the fiscal years ended March 31, 1999, 1998, 1997, 1996, and 1995, and the selected balance sheet data at March 31 of each such year. This summary should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements provided in Item 7 and 8 respectively, of this Report on Form 10-K.

                                                                        FOR THE YEAR
                                                    ----------------------------------------------------
                                                      1999       1998      1997       1996(NI)   1995(NI)
                                                      US$        US$        US$        US$        US$
                                                    --------   --------   --------   --------   --------
                                                     (AMOUNTS EXPRESSED IN THOUSANDS EXCEPT SHARE DATA)
Net sales.........................................   29,873     33,914     32,114     26,769     20,537
Gross profit......................................   10,026     13,550     12,480      9,061      5,452
Rental income -- Gross............................      557        705        723        490        478
SG & A
  -- for net sales................................    7,904      6,965      6,759      4,344      2,547
  -- for rental...................................      539        454        428        292        266
Operating income..................................    2,140      6,836      6,016      4,915      3,117
Interest expense..................................      582        477        818        731        399
Interest Income...................................      520        431         96         56         35
Non-operating income..............................       83      2,794        109         31         --
Income before -- income taxes(N2).................    2,161      9,584      5,403      4,271      2,753
Income taxes......................................      302        458        146        185        189
Minority Interests................................      718      1,498         --         --         --
Net income(N2)....................................    1,141      7,628      5,257      4,086      2,564
Net income -- per share(N3).......................     0.27       1.77       1.40       1.45       0.93
Depreciation and amortization.....................      727        525        402        420        355
Gross profit margin(%)............................    33.56      39.96       38.9       33.9       26.5

                                                                 AT MARCH 31
                                          ---------------------------------------------------------
                                            1999        1998        1997        1996(NI)    1995(NI)
                                             US$         US$         US$         US$         US$
                                          ---------   ---------   ---------   ---------   ---------
Working capital.........................     34,300      37,810      14,878       5,656       1,331
Property, plant and equipment, net......     13,031       6,560       4,251       1,254       1,452
Real estate investment, net.............      3,860       3,892       3,367       3,389       3,410
Total Assets............................     59,500      52,178      34,731      22,411      20,275
% Return on Total Assets................       1.92       14.62       15.14       18.23       12.64
Long-term Debt..........................      3,300       2,502       1,100          23          68
Total Liabilities (excluding minority
  interest).............................     10,907       5,716      13,335      12,135      14,151
Minority interests......................     12,000      11,506          --          --          --
Shareholders' equity....................     36,593      34,956      21,396      10,276       6,124
Net Book value per share(N3)............       8.49        8.12        5.68        3.65        2.23
% Return on shareholders' equity........       3.12       21.82       24.57       39.76       41.86

                                                                 AT MARCH 31
                                          ---------------------------------------------------------
                                            1999        1998        1997        1996        1995
                                             US$         US$         US$         US$         US$
                                          ---------   ---------   ---------   ---------   ---------
Gearing Ratio(N4).......................       0.53        0.42        0.37        0.72        0.98
Weighted average shares
  outstanding(N3).......................  4,305,960   4,305,458   3,766,454   2,812,500   2,750,000

---------------
N1: The financial data for the years ended March 31, 1996 and 1995 is proforma, and has been prepared as if the Group structure resulting from Man Sang BVI's merger in January 1996 with Unix Source America, Inc. was in existence from April 1, 1994 through March 31, 1996. See "Item
     1 -- Business -- History of the Company."

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

OVERVIEW

     In fiscal 1999, net sales totaled $29.9 million, representing a 11.8% decrease, compared to net sales of $33.9 million in fiscal 1998. The decrease in net sales was attributable, at least in part, to the weak performance of most economies in Asia during fiscal 1999, leading to a drop in both confidence of and demand by consumers in Asia and buyers from Asia, North America and Europe. In addition, since the Company's sales are denominated in US dollars and many Asian currencies have been weak when compared to the US dollar during fiscal 1999, the Company's products have been more expensive in local currency terms to its Asian customers.

     In response to such external conditions, the Company embarked on several major projects. First, the Company focused on promoting its products in North American market. Second, the Company took advantage of the relatively recent improvement in the quality of freshwater pearls and shifted its product mix from saltwater cultured pearls toward more lower priced freshwater pearls of comparable size and quality. Third, to open new market segments and distribution channels, the Company established subsidiaries to (i) obtain licenses from Disney and Mattel to make jewelry based on internationally known trademarks, and
(ii) establish an e-commerce website to sell less expensive jewelry electronically at a retail level.

     While sales to North American customers rose by approximately 14.3% during fiscal 1999, and the Company has started selling jewelry on the website, there can be no assurance that any or all of the above projects will be successful in eliminating or limiting the adverse effects of the weak Asian economies on the Company. However, the Company's performance during the third quarter of fiscal 1999 is the worst it has ever experienced, and both the Asian economies and the Company's performance exhibit improvement in the fourth quarter of fiscal 1999 when compared to the third quarter.

RESULTS OF OPERATIONS

     The following table sets forth for the fiscal years indicated certain items from the Consolidated Statements of Income expressed as a percentage of net sales:

                                                               YEAR ENDED MARCH 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
                                                                %        %        %
Net sales...................................................  100.0    100.0    100.0
Cost of Sales...............................................   66.4     60.0     61.1
                                                              -----    -----    -----
Gross Profit................................................   33.6     40.0     38.9
Rental Income, Gross........................................    1.9      2.1      2.3
                                                              -----    -----    -----
                                                               35.5     42.1     41.2
Selling, General and Administrative Expenses................   28.3     21.9     22.4
                                                              -----    -----    -----
Operating Income............................................    7.2     20.2     18.8
Interest Expense............................................   (2.0)    (1.4)    (2.5)
Interest Income.............................................    1.7      1.3      0.3
Non-operating Income........................................    0.3      8.2      0.3
                                                              -----    -----    -----
Income Before Income Taxes..................................    7.2     28.3     16.9
Provision for Income Taxes..................................    1.0      1.4      0.5
                                                              -----    -----    -----
Net Income before minority interest.........................    6.2     26.9     16.4
Minority Interests..........................................    2.4      4.4       --
                                                              -----    -----    -----
Net Income..................................................    3.8     22.5     16.4
                                                              =====    =====    =====

  Year Ended March 31, 1999 Compared to Year Ended March 31, 1998

     Net Sales and Gross Profit

     Net sales decreased by $4.0 million, or 11.8%, to $29.9 million in fiscal 1999 from $33.9 million in the prior year. The decrease in net sales was attributable at least in part to the weakness of most economies in Asia. In response, the Company has among other things shifted its product mix to lower priced freshwater pearls. Freshwater pearls represented 31.6% of net sales in fiscal 1999 as compared to 21.1% of net sales in the prior year.

     Gross profit decreased by $3.5 million, or 26.0%, to $10.0 million for fiscal 1999 compared to $13.5 million for the prior year. As a percentage of sales, gross profit decreased from 39.9% to 33.6%. The decrease in gross profit and gross profit margins resulted from the overall decrease in sales, an increase in sales discount to customers, and an increase of freshwater pearls in the Company's product mix.

     Rental Income

     Gross rental income decreased by $147K**, or 20.9%, to $557K for fiscal 1999 compared to $704K for the prior year. The decrease in gross rental income was due to economic weakness in Asia which in turn adversely affected the occupancy rate in the Man Sang Industrial City facility located in Shenzhen, the PRC. The occupancy rate was 72.8% as at March 31, 1999.

     Selling, General and Administrative Expenses ("SG & A")

     SG & A expenses were $8.4 million, consisting of $7.9 million attributable to pearl operations and $0.5 million attributable to real estate operations, for fiscal 1999, an increase of approximately $1 million, or 13.5%, from $7.4 million, consisting of $7.0 million attributable to pearl operations and $0.4 million attributable to real estate operations, during 1998. The increase in SG & A was primarily attributable to the termination


---------------------
**As used in this 10-K, the letter "K" appearing immediately after a dollar amount denotes rounding to the nearest $1,000; as an example, $250,499 may be rounded to "$250K".

of $102K to Ng Hak Yee, Patrick an increase of depreciation expense of $193K, an increase in the provision for doubtful debt of $267K. As a percentage of net sales, SG & A from pearl operations increased from 20.5% in fiscal 1998 to 26.5% in fiscal 1999, while SG & A from real estate operations increased from 1.3% in fiscal 1998 to 1.8% in fiscal 1999.

     Interest Income

     Interest income for fiscal 1999 increased by $89K to $520K from $431K in fiscal 1998, principally due to cash raised from MSIL's initial public offering ("IPO") in September 1997.

     Income In Respect of Subscription Monies Received On Subsidiary's Public Offering

     The income in respect of subscription monies for MSIL's IPO, in the amount of $1.5 million, arose in fiscal 1998 and is non-recurring.

     Interest Expense

     Interest expense increased by $105K, or 22.0%, to $582K for fiscal 1999, from $477K for fiscal 1998. The increase in interest expense was due principally to an increase in long term bank borrowings for acquisition of a leasehold property in Hong Kong, and short term bank borrowings by the Company's subsidiaries in PRC to minimize the impact of a possible devaluation of the Renminbi. The Company's average borrowing rate fell to 7.6% per annum for fiscal 1999 as compared to 10.3% for the prior year.

     Income Taxes

     Income taxes and provision therefor for fiscal 1999 decreased by $156K to $302K, representing a 34.1% decrease from the income tax of $458K for the same period in 1998. Such significant decrease was principally due to decrease in operating income.

     Net Income

     Net income for the year decreased by $6.5 million to $1.1 million representing 85.5% decrease from $7.6 million in fiscal year 1998. The decrease was attributable to, among other things:

      (i) a decrease in net sales (See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview) and gross profit margin (in part due to an increase of small size freshwater pearls in the Company's product mix) for the year;

     (ii) a gain on sales of property, plant and equipment of $1.1 million, and an income of $1.5 million on subscription monies for MSIL's IPO in fiscal 1998, both of which is not recurrent in fiscal 1999.

     Excluding income taxes, minority interest and non-recurrent items, the operating profit from the pearls and real estate businesses during the year was $2.2 million, representing a 68.6% decrease, compared to that of $7.0 million in fiscal year 1998.

  Year Ended March 31, 1998 Compared to Year Ended March 31, 1997

     Net Sales and Gross Profit

     Net sales increased by $1.8 million, or 5.6%, to $33.9 million in fiscal 1998 from $32.1 million in the prior year. The increase in net sales was attributable to the implementation of the Company's emphasis on increasing sales of higher margin cultured pearls in its product mix. Cultured pearls represented 78.6% of net sales in fiscal 1998 as compared to 71.7% of net sales in the prior year.

     Gross profit increased by $1.1 million, or 8.6%, to $13.5 million for fiscal 1998 compared to $12.4 million for the prior year. As a percentage of sales, gross profit increased from 38.9% to 40.0%. The increase in gross profit and gross profit margins resulted from the overall increase in sales and an increase in the percentage of higher margin cultured pearls.

     Rental Income

     Gross rental income decreased by $20K, or 2.6%, to $704K for fiscal 1998 compared to $724K for the prior year. The insignificant decrease was due to the increase in gross rental rate together with the decrease in occupancy rate of the Man Sang Industrial City facility.

     Selling, General and Administrative Expenses ("SG & A")

     SG & A expenses were $7.4 million, consisting of $7 million attributable to pearl operations and $0.4 million attributable to real estate operations, for fiscal 1998, an increase of approximately $0.2 million, or 3.2%, from $7.2 million, consisting of $6.8 million attributable to pearl operations and $0.4 million attributable to real estate operations, during fiscal 1997. The insignificant increase in SG & A was primarily due to effective cost control exercised during fiscal 1998 in spite of the fact that the marketing and promotion costs increased by $0.1 million or 22.9% to $0.5 million from $0.4 million in the prior year. As a percentage of net sales, SG & A from pearl operations decreased from 21.0% in fiscal 1997 to 20.5% in fiscal 1998, while SG & A from real estate operation was 1.3% in fiscal 1998, at the same level as in fiscal 1997.

     Interest Income

     Interest income for fiscal 1998 increased by $335K to $431K from $96K in fiscal 1997, principally due to interest income from the increased working capital raised from MSIL's IPO.

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

     Interest Expense

     Interest expense decreased by $341K, or 41.7%, to $477K for fiscal 1998, from $818K for the comparable period in the prior year. The decrease in interest expense was due principally to (i) increased working capital arisen from cash flow generated from internal operations, proceeds from sales of the Leasehold Property, and the new funds raised from the issue of shares by MSIL, and (ii) decrease in short-term working capital borrowing. The Company's average borrowing rate increased to 10.3% per annum for fiscal 1998 as compared to 9.3% for the prior year.

     Income Taxes

     Income taxes and provision therefor for fiscal 1998 increased by $312K to $458K, representing a 213.0% increase from the income tax of $146K for the same period in fiscal 1997. Such significant increase was principally due to:

     - increase in operating income arisen from the increase in net sales and gross profit;

     - a prudent and conservative provision for what the Company considers to be an unlikely contingency. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operation -- Year Ended March 31, 1998 Compared to Year Ended March 31, 1997 -- Income In Respect Of Subscription Monies Received on Subsidiary's Public Offering";

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary liquidity needs are to fund accounts receivable and inventories and, to a lesser extent, to expand its business operations. At March 31, 1999, the Company had working capital of $34.3 million and a cash balance of $11.0 million compared to working capital of $37.8 million and a cash balance of $12.1 million at March 31, 1998. The current ratio was 5.5 in fiscal 1999 as compared with that of 12.8 in fiscal 1998. The decrease in working capital is mainly due to the increase of short-term borrowing in the subsidiaries in PRC of approximately $3.2 million. The loans are secured by deposit of $2 million and the mortgage of 5 buildings in Man Sang Industrial City. The borrowing was used to purchase pearls and finance the daily operating activities of the PRC subsidiaries. The main purpose of the borrowings is to minimize the impact of a possible devaluation of the Renminbi.

     Net cash provided by and used in operating activities was $0.9 million and $3.1 million for fiscal 1999 and fiscal 1998, respectively. Net cash flows from the Company's operating activities were attributable to the Company's income and changes in operating assets and liabilities.

     Inventories increased by $2.1 million to $22.1 million at March 31, 1999 and the inventory turns in terms of month increased from 11.2 months in fiscal 1998 to 12.7 months this fiscal. The increase in inventories was attributable to higher purchasing and production to meet increased demand for the freshwater pearls.

     Long-term debt (including current portion of long-term debt) was $3.9 million at March 31, 1999, an increase of $1.0 million compared with the prior year. The increase was attributable to a net increase of installment loan for the acquisition of real property (described in the following paragraph) in fiscal 1999. The interest rates of the installment loan ranged from HIBOR + 2.5% to HIBOR + 3.0%, where HIBOR represents Hong Kong Interbank Offered Rate. The gearing ratio was 0.53 at March 31, 1999, as compared with 0.42 at March 31, 1998.

     During fiscal 1999, the Company purchased a leasehold property at The Mayfair, 1 May Road for approximately $5.1 million. The Company intends to hold the property on a long term basis and use it as the Vice-Chairman's residence. For details of the properties, see "Item 2 -- Properties." The investment was financed by installment loan of approximately $2.6 million, and the balance was financed by the net cash flows from the Company's operating activities.

     The Company had available working capital facilities of $7.1 million in total with various banks at March 31, 1999. Such banking facilities include letter of credit arrangements, import loans, overdraft protection and other facilities commonly used in the jewelry business. All such banking facilities bear interest at floating rates generally based on prime lending rates, and are subject to periodic review. At March 31, 1999, the Company utilized approximately $0.2 million of its credit facilities, with $6.9 million unutilized.

     The Company believes that funds to be generated from internal operations and the existing banking facilities will enable the Company to meet anticipated future cash flow requirements.

CAPITAL COMMITMENT

     On January 19, 1998, the Company approved a capital investment of approximately $1.1 million to renovate, improve and expand the Company's pearl processing plant in the Man Sang Industrial City. The new plant is a six-story building with total gross floor area of approximately 33,584 square feet. The capital investment is completed in May 1999, and was financed by the equity funds raised by MSIL during fiscal 1998.

     On March 9, 1999, the Company commenced leasing Unit 801 and 802, 8th Floor, Multifield Plaza, 3 Prat Avenue, Tsimshatsui, Kowloon, Hong Kong for trading pearls and pearl products. The renovation cost of approximately $28,460 was settled in May 1999.

     On September 2, 1998, Man Sang Innovations Limited, a wholly owned subsidiary of MSIL entered into an agreement with a state-owned company of the PRC to establish an equity joint venture company in the PRC. The name of the joint venture is Beijing Sai Long Jewellery Co., Ltd. ("BSLJC") with its office in Beijing. Man Sang Innovations Limited owns 60% of BSLJC. The provisional business licence was issued by the State Administration of Industry and Commerce of the PRC on February 25, 1999. The registered capital of BSLJC is $1.0 million, and the 60% subscription of $600,000 was made by Man Sang Innovations Limited in April 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In fiscal 1999, the Company made approximately 69.2% of its purchases in Renminbi (the currency of the PRC), with the remaining amounts mainly settled in Japanese Yen, Hong Kong dollars and French francs. The weakness in the economies of most Asian countries has forced most of the Asian countries to devalue their currency as against the US dollar. Although the Renminbi has not been devalued in fiscal 1999, the Company's Management believes that more likely than not (i) the Renminbi will be devalued in the foreseeable future, and (ii) the Company will be able to purchase its pearls at lower prices (in US dollar terms).

     The Company's policy is to denominate all its sales in either US dollar or Hong Kong dollars. Since Hong Kong dollars remained "pegged" to the US dollar throughout fiscal 1999, the Company's sales proceeds have thus far had very minimal exposure to foreign exchange fluctuations. However, if the US dollar remains relatively stronger than most of the Asian currencies, it will be more expensive for Asian customers to purchase pearls from the Company, and demand may fall.

     Therefore, since purchases are made in currencies that have devaluation pressure and sales are made in US dollars, the currency risk in the foreseeable future should be immaterial, and the Management determined that no derivative contracts such as forward contracts and options to hedge against foreign exchange fluctuations were necessary during the year.

     Currencies whose fluctuations are most likely to have the most significant impact on the Company's operating results include the Renminbi and Japanese
Yen. The Company estimates that a 10% change in foreign exchange rates, assuming everything else being equal, would impact reported operating income by less than $200,000. The Company believes that this quantitative measure has inherent limitations because it does not take into account any changes in either the customers' purchasing pattern, or the Company's purchasing, financing and operating strategies.

     In addition, the Company's interest expense is sensitive to fluctuations in the general level of Hong Kong interest rates. The interest rates of the installment loans, with principal amount of approximately $3.3 million, ranged from HIBOR + 2.5% to HIBOR + 3.0% in fiscal 1999 (where HIBOR represents Hong Kong Interbank Offered Rate). Part of the risk of interest rate fluctuation in the installment loan was hedged by a one-year interest rate swap agreement ("IRSA"). The IRSA, which expired on May 11, 1999, converted interest rate exposure under the installment loans from a floating rate to a fixed rate basis. All other installment loans and banking facilities of the Company bear interest at floating rates generally based on prime lending rates, which are subject to periodic review.

     The Company does not expect significant changes in Hong Kong interest rates in the foreseeable future. As at March 31, 1999, the aggregate amount outstanding under all banking facilities and the installment loans was approximately $3.9 million. Therefore, even a change of 0.5% in HIBOR and prime lending rates will lead to an increase in interest expense of only approximately $19,500 per annum.

     As a result, the Company believes that the risk associated with fluctuations in interest rate is immaterial, and no derivative contracts are necessary.

ITEM 8.  FINANCIAL STATEMENTS

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-1
Consolidated Statements of Income and Comprehensive Income
  for the years ended March 31, 1999, 1998 and 1997.........  F-2
Consolidated Balance Sheets as of March 31, 1999 and 1998...  F-3
Consolidated Statements of Stockholders' Equity for the
  years ended March 31, 1999, 1998 and 1997.................  F-5
Consolidated Statement of Cash Flows for the years ended
  March 31, 1999, 1998 and 1997.............................  F-6
Notes to Consolidated Financial Statements..................  F-8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTIONS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth, as of June 15, 1999, the name and age, position held with the Company and term of office, of each director or executive officer of the Company and the period or periods during which he or she has served in his or her respective position(s).

NAME                                           AGE        POSITION(S) HELD       TERM OF OFFICE
----                                           ---   --------------------------  ---------------
Cheng Chung Hing, Ricky......................  38    President and
                                                     Chairman of the Board       1/96 -- present
                                                     Chief Executive Officer     1/98 -- present
                                                     Chief Financial Officer     2/99 -- present
Cheng Tai Po.................................  47    Vice Chairman of the Board  1/96 -- present
Yan Sau Man, Amy.............................  36    Vice President and          1/96 -- present
                                                     Director
Hung Kwok Wing, Sonny........................  35    Vice President and          11/96 -- present
                                                     Director
Lai Chau Ming, Matthew.......................  46    Director                    11/96 -- present
Yuen Ka Lok, Ernest..........................  36    Director                    11/96 -- present

TERM OF OFFICE

     Each of the directors of the Company serves until his or her successor is duly elected at the next annual meeting of shareholders or until his or her earlier resignation or removal.

INFORMATION REGARDING EXECUTIVE OFFICERS

     The following table sets forth the names, ages and offices of the present executive officers of the Company. The periods during which such persons have served in such capacities and information with respect to non-employee directors are indicated in the description of business experience of such persons below.

NAME                                         AGE                  POSITION HELD
----                                         ---   -------------------------------------------
Cheng Chung Hing, Ricky....................  38    President, Chairman, Chief Executive
                                                   Officer, Chief Financial Officer
Cheng Tai Po...............................  47    Vice Chairman
Yan Sau Man, Amy...........................  36    Vice President
Hung Kwok Wing, Sonny......................  35    Vice President
Sun Kam Fai, Zacky.........................  37    Vice President
Ho Suk Han, Sophia.........................  30    Secretary

BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS

     CHENG Chung Hing, Ricky, co-founder of the Company with its subsidiaries (the "Group"), has served as Chairman of the Board of Directors and President of the Company since January 8, 1996, and of Man Sang International (B.V.I.) Limited ("Man Sang BVI") since December 1995. He was appointed a member of the Compensation Committee of the Board of Directors on September 8, 1997 but resigned on September 18, 1998. He was appointed Chief Executive Officer and Chief Financial Officer of the Company on January 2, 1998 and February 27, 1999 respectively. Mr. Cheng was appointed Chairman and a Director of Man Sang International Limited ("MSIL"), an indirect subsidiary listed on The Stock Exchange of Hong Kong Limited, on August 8, 1997 and August 4, 1997, respectively. Prior to the reorganization of the Group in late 1995 which culminated in the Company's issuance of Common Stock and Series A Preferred Stock in exchange for all the outstanding securities of Man Sang BVI in January 1996 (the "Group Reorganization"), he had served as chairman and president of various companies within the Group. Mr. Cheng has over 15 years' experience in the pearl business and is responsible for overall planning, strategic formulation and business development of the Company.

     CHENG Tai Po, co-founder of the Group, has served as Vice Chairman of the Company since January 8, 1996 and of Man Sang BVI since December 1995. He was appointed Deputy Chairman and a Director of MSIL on August 8 and August 4, 1997, respectively. Prior to the Group Reorganization, he had served as vice-chairman of various companies within the Group. Mr. Cheng has over 15 years' experience in the pearl business and is responsible for purchasing and processing of pearls as well as overall planning, strategic formulation and business development of the Company.

     YAN Sau Man, Amy, has served as Vice President and a Director of the Company since January 8, 1996 and of Man Sang BVI since December 1995. She was appointed as a Director of MSIL on August 12, 1997. Ms. Yan joined the Group in 1984 and has been responsible for overall marketing and sales activities of the Company.

     HUNG Kwok Wing, Sonny, has served as Vice President and a Director of the Company since November 1, 1996. He was appointed a Director of MSIL on August 12, 1997. Prior to joining the Company, Mr. Hung was employed as Deputy Manager of Dah Sing Bank from February 1996 to October 1996 and as Branch Manager of The Hongkong and Shanghai Banking Corporation Limited from 1991 to February 1996. Mr. Hung is responsible for formulation and execution of corporate policies and participates in the development and implementation of corporate planning programs. Mr. Hung received his bachelor's degree in Finance and Banking from San Francisco State University and master's degree in Business Administration from the University of Strathclyde, U.K.

     LAI Chau Ming, Matthew, has served as a Director of the Company since November 1996. He was appointed a member of the Compensation Committee and a member of the Audit Committee of the Board of Directors on September 8, 1997 and September 18, 1998 respectively. Mr. Lai is currently employed as Senior Manager of Vickers Ballas Hong Kong Limited ("Vickers Ballas"). Prior to his joining Vickers Ballas in July 1996, Mr. Lai served from 1972 to 1996 as a Senior Manager of Sun Hung Kai Investment Company Limited, one of the biggest investment companies in Hong Kong. Mr. Lai has over 26 years' experience in investment. He is experienced in the areas of financial management and planning.

     YUEN Ka Lok, Ernest, has served as a Director of the Company since November 1996. He was appointed Chairman of the Compensation Committee and a member of the Audit Committee of the Board of Directors on September 8, 1997 and September 18, 1998 respectively. Mr. Yuen was also appointed a Director of MSIL on August 12, 1997. Mr. Yuen is a solicitor and is currently a Partner in the law firm of Messrs. Yuen & Partners. Mr. Yuen joined Messrs. Ivan Tang & Co. ("ITC") as a Consultant in August 1994 and became a Partner in January 1996. The Hong Kong office of ITC changed its practice name to Yuen & Partners in August, 1997. Prior to his joining ITC, from March 1992 to August 1994, Mr. Yuen was employed as Assistant Solicitor at Messrs. Van Langenbery & Lau ("VLL") and Messrs. AB Nasir, respectively. Prior to his joining VLL, Mr. Yuen was an Articled Clerk at Messrs. Robin Bridge & John Liu. From 1985 to 1987, Mr. Yuen was an audit trainee at Price Waterhouse (now known as PricewaterhouseCoopers), an international accounting firm. Mr. Yuen is experienced in civil and criminal litigations as well as the general commercial transactions.

     SUN Kam Fai, Zacky, joined the Company in March 1999 and has served as Vice President of the Company since May 3, 1999. He is responsible for financial management and participates in formulation and execution of corporate policies. Mr. Sun was the Financial Controller of CCT Communication Group Limited in Hong Kong from December 1997 to February 1999 and of Synergy Power Corporation Pty Ltd in Australia from May 1995 to June 1997. In June 1992, he established an independent accounting firm in Hong Kong, which he managed until October 1994. From April 1987 to June 1992, Mr. Sun served as Project Manager of Toplus Development Limited to explore investment opportunities. From 1984 to 1987, Mr. Sun was an audit trainee at Ernst & Whinney (now known as Ernst & Young), an international accounting firm. He is a Certified Public Accountant, a fellow of the Association of the Chartered Certified Accountants, an associate of the Australian Society of Certified Public Accountants and an associate of the Hong Kong Society of Accountants.

     HO Suk Han, Sophia, has served as Secretary of the Company since January 1998. Miss Ho has over 8 years' experience in company secretarial work in an international accounting firm and several listed companies in Hong Kong. She is an associate of The Hong Kong Institute of Company Secretaries and The Institute of Chartered Secretaries and Administrators in Hong Kong Limited.

FAMILY RELATIONSHIPS

     Cheng Chung Hing, Ricky and Cheng Tai Po are brothers. Other than the foregoing, there are no family relationships among the above-named directors and executive officers of the Company.

COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

     Based solely on a review of copies of the forms provided to the Company, or written representations that no other filing of forms was required, the Company has found that: (i) Cafoong Limited became the beneficial owner of more than 10% of the Common Stock on January 8, 1996 and such company filed Form 3 in respect thereof in February 1997; (ii) Cheng Chung Hing, Ricky and Cheng Tai Po became the indirect beneficial owners of more than 10% of the Company's Common Stock on January 8, 1996 by virtue of their respective holding of 60% and 40% of all the issued and outstanding stock of Cafoong Limited and such individuals filed Forms 3 in respect thereof on February 20, 1997; and (iii) Cheng Chung Hing, Ricky; Cheng Tai Po; Yan Sau Man, Amy; Ng Hak Yee, Patrick (resigned in February 1999); and Hung Kwok Wing, Sonny were granted non-qualified stock options to purchase Common Stock on September 16, 1997 and such individuals filed Forms 4 in respect thereof on April 9, 1998. See "Item 11 -- Executive Compensation."

COMMITTEES

  Audit Committee

     The Board of Directors established an Audit Committee on September 18, 1998 with Alexander Reid Hamilton as Chairman, and Yuen Ka Lok, Ernest and Lai Chau Ming, Matthew as Committee members. Mr. Hamilton is a Director and Chairman of the Audit Committee of MSIL. He was a partner in an international accounting firm for 16 years and has over 21 years of audit and accounting experience. Mr. Hamilton serves as audit committee member of several companies which are listed on The Stock Exchange of Hong Kong Limited. With his rich experience, the Company invited him to act as Chairman of the Audit Committee.

     The Committee is to make such examinations as are necessary to monitor the corporate financial reporting and the internal and external audits of the Company. Besides the monitoring function, the Committee also makes recommendations on improvements and conduct any other duties as the Board of Directors may delegate. During the year ended March 31, 1999, the Audit Committee held two meetings to review the financial results of the Company before presentation to the Board of Directors for approval and release.

  Compensation Committee

     The Board of Directors established a Compensation Committee on September 8, 1997 with Yuen Ka Lok, Ernest as Chairman, and Cheng Chung Hing, Ricky and Lai Chau Ming, Matthew as Committee members. To promote the Committee's independence, Cheng Chung Hing, Ricky resigned as Compensation Committee member on September 18, 1998.

     The Compensation Committee is to deliberate and stipulate the compensation policy for the Company and to administer the 1996 Stock Option Plan. During the year ended March 31, 1999, the Compensation Committee met seven times (six of which were either via full board meetings or by unanimous written consents of action of all directors) to discuss and review the compensation policies of the Company, including but not limited to the grant and administration of stock options to consultants of the Company. The Company engaged consultants during the year ended March 31, 1999 with the aim of enhancing shareholder value. To closely link the consultants' compensation with the Company's stock price, the Compensation Committee granted stock options as a principal part of the consultants' compensation.

     Besides the Audit and Compensation Committee, the Board of Directors presently maintains no other committees.

ITEM 11.  EXECUTIVE COMPENSATION

OVERVIEW; AND THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

     While for convenience of reference this annual report on Form 10-K has used "the Company" when referring to the overall business of the Group, the Company itself actually has no employees. The employee directors of the Company have entered into Services Agreement with MSIL. See "Item 11 -- Executive Compensation -- Employment Agreements". Other executive officers in the management team were employed by a subsidiary of MSIL.

     In the 1998 Annual General Meeting of MSIL held in August 1998, the shareholders of MSIL passed a resolution to authorize its Board of Directors to fix remuneration of all directors (which for MSIL would include all its executives) for the year. The MSIL Board determined that the compensation packages of its directors were generally competitive. Hence, the compensation packages remained unchanged for fiscal 1999, save for Cheng Tai Po's (as described in the next paragraph).

     The Board of Directors of both the Company and MSIL recognized that purchasing and processing techniques are critical to the success of the Company's business and, in recognition of Cheng Tai Po's foresight and endeavor to minimize the respective costs, provided him a leasehold property at no cost as his personal residence, commencing October 1998.

     As at July 5, 1999, the Company via its subsidiary, Man Sang BVI, holds 355,000,000 shares, or 73.28% of the issued capital, of MSIL. Since the overall compensation of the executive officers of the Company was determined by the Board of Directors of MSIL, the Company's Compensation Committee takes up a monitoring function. The Committee reviews the decisions of the MSIL Board in relation to this issue. Should the Committee disagree with the decisions of the MSIL Board, the Committee may advise the Company's Board of Directors to vote in any general meeting of MSIL against authorizing the MSIL Board to fix compensation for MSIL's directors and executives.

     For fiscal 1999, all executive officers received their salaries and part of their bonus (if applicable) from MSIL.

     With respect to the Chairman and the Vice Chairman, the Compensation Committee members acknowledged that they have brought to the Company not only their expertise and personal relationships in the pearl industry, but also their vision, foresight and efforts to limit the adverse effects of the weakness in Asian economies over the past year and to steer the Company towards more profitable business. The Committee members also took into account the need to retain such highly qualified officers by providing competitive compensation packages, and granted a bonus to each of Cheng Chung Hing, Ricky, Chairman of the Board and Cheng Tai Po, Vice Chairman.

EXECUTIVE COMPENSATION

     The following table sets forth information concerning cash and non-cash compensation paid or accrued for services in all capacities to the Company and its subsidiaries during the three years ended March 31, 1999 of the Company's Chief Executive Officer and each of its other most highly compensated executive officers whose compensation exceeded $100,000 (the "Named Officers") during fiscal 1999.


                                                                              LONG-TERM
                                                                             COMPENSATION
                                                                             ------------
                                         ANNUAL COMPENSATION                  SECURITIES
                                 ------------------------------------------   UNDERLYING
NAME AND                                                     OTHER ANNUAL      OPTIONS        OTHER
PRINCIPAL POSITION               YEAR   SALARY     BONUS    COMPENSATION(3)   GRANTED(6)   COMPENSATION
------------------               -----  -------   -------   ---------------   ----------   ------------
                                          ($)       ($)           ($)            (#)           ($)
Cheng Chung Hing, Ricky........   1999  388,100   291,074(1)     92,135(4)            0
  Chairman of the Board,          1998  388,100   323,400(2)     92,135(4)    100,000 &
  President, CEO and CFO                                                      11,800,000
                                  1997  388,100   323,400        45,650(4)            0
Cheng Tai Po...................   1999  388,100   291,074(1)     93,710(5)            0
  Vice Chairman                   1998  388,100   323,400(2)         --       100,000 &
                                                                              11,800,000
                                  1997  388,100   323,400           --                0
Yan Sau Man, Amy...............   1999  129,366        --           --                0
  Vice President & Director       1998  129,366        --           --        100,000 &
                                                                              5,000,000
                                  1997  124,191        --           --                0
Hung Kwok Wing, Sonny..........   1999  129,366        --           --                0
  Vice President                  1998  129,366        --           --        100,000 &
  and Director(7)                                                             4,000,000
Ng Hak Yee, Patrick............   1999  118,586        --           --                0      102,231(9)
  (7 & 8) (resigned on            1998  129,366        --           --        100,000 &
  February 27, 1999)                                                          4,000,000

---------------
(1) Cheng Chung Hing, Ricky and Cheng Tai Po received bonus of $161,708 and $129,366 from each of the Company and MSIL respectively for fiscal 1999.

(2) Half of the bonus of each of Cheng Chung Hing, Ricky and Cheng Tai Po for fiscal 1998 was paid by the Company, and half of which was paid by MSIL.

(3) Although the officers receive certain perquisites such as Company provided life insurance and medical insurance, the value of such perquisites did not exceed the lesser of $50,000 or 10% of the officer's salary and bonus.

(4) In addition to the amounts referred to in note (1) and (2) above, Cheng Chung Hing, Ricky is provided the right to use a leasehold property of the Company at no cost as his personal residence. The estimated fair rental value of such leasehold property was $92,135. The estimated fair rental value is based on the "rateable value" assessed by the Rating and Valuation Department of The Government of Hong Kong Special Administrative Region. According to the Hong Kong Rating Ordinance (Cap. 116), rateable value is an estimate of the annual rental of the relevant premises at a designated valuation reference date. When assessing a rateable value, all factors which would affect rental value, such as age and size of the premises, quality of finishes, location, transport facilities, amenities and open market rents, are considered.

(5) In addition to the amounts referred to in note (1) above, Cheng Tai Po is provided the right to use a leasehold property of the Company at no cost as his personal residence commencing on October 11, 1998. The estimated fair rental value of such leasehold property was $93,710. The estimated fair rental value is based on the "rateable value" assessed by the Rating and Valuation Department of The Government of Hong Kong Special Administrative Region. According to the Hong Kong Rating Ordinance (Cap. 116), rateable value is an estimate of the annual rental of the relevant premises at a designated valuation reference date. When assessing a rateable value, all factors which would affect rental value, such as age and size of the premises, quality of finishes, location, transport facilities, amenities and open market rents, are considered.

(6) Each Named Executive received options from both the Company and MSIL in fiscal 1998.

(7) In fiscal 1998, each of Hung Kwok Wing, Sonny and Ng Hak Yee, Patrick became, for the first time, a person whose compensation is to be reported in this table. Therefore, their compensation in prior years is not reported.

(8) Subsequent to the resignation of Ng Hak Yee, Patrick, the options granted to him by the Company and MSIL expired on May 27, 1999 and March 27, 1999 respectively.

(9) A termination pay of $102,231 was made to Ng Hak Yee, Patrick.

OPTION GRANTS IN FISCAL 1999

     In fiscal 1999, neither the Company nor MSIL granted any option to any of its directors or executive officers.

PERFORMANCE GRAPH

     The following graph summarizes cumulative total shareholder return (assuming reinvestment of dividends) on the Common Stock of the Company and IWI Holding Limited ("IWI"), a peer issuer selected by the Company. The Company's Common Stock was first registered under Section 12(g) of the Securities Exchange Act of 1934, as amended, on June 17, 1996. As there was no trading of the Company's Common Stock on June 17 and June 18, 1996, the trading price of the Common Stock of the Company was not available. Therefore, the measurement period hereto commenced on June 19, 1996 and ended on March 31, 1999, the Company's 1999 fiscal year end date. The graph assumes that $100 was invested on June 19, 1996.

     The comparisons in this graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of future stock price performance or the financial performance of the Company. Shareholders are encouraged to review the Financial Statements of the Company contained in the accompanying annual report on Form 10-K for the fiscal year ended March 31, 1999.

                              [PERFORMANCE GRAPH]

                               Base
                              Period
Company/Index Name            6/19/96   3/31/97   3/31/98   3/31/99
-------------------------------------------------------------------
The Company's Common Stock     $100      $15.57    $8.93     $12.50
-------------------------------------------------------------------
IWI's Common Stock             $100      $46.67    $8.32     $ 3.73
-------------------------------------------------------------------

     As there is no broad equity market index for the OTC Bulletin Board where the Company's Common Stock is traded and there is no published industry or line-of-business index for the pearl or jewelry business in which the Company is engaged, the Company has selected IWI as a peer issuer for comparison. IWI is engaged primarily in the design, assembly, merchandising and wholesale distribution of jewelry and whose shares are traded on NASDAQ.

EMPLOYMENT AGREEMENTS

     The Company itself has no employment agreement with any of its officers or employees. However, MSIL entered into Service Agreements with each of Cheng Chung Hing, Ricky; Cheng Tai Po; Yan Sau Man, Amy; and Hung Kwok Wing, Sonny on September 8, 1997. The major terms of these agreements are as follows:

     - each service agreement is for an initial term of 3 years commencing on September 1, 1997, and may be terminated by either party by giving the other written notice of not less than 3 months;

     - the annual basic salary payable to each of Cheng Chung Hing, Ricky, Cheng Tai Po, Yan Sau Man, Amy, and Hung Kwok Wing, Sonny shall be HK$3 million, HK$3 million, HK$1 million and HK$1 million respectively, subject to annual review by the Board of MSIL every year; and

     - each of Cheng Chung Hing, Ricky, Cheng Tai Po, Yan Sau Man, Amy, and Hung Kwok Wing, Sonny is also entitled to a discretionary bonus in respect of each financial year. The amount of such discretionary bonuses shall be determined by the MSIL Board each year, provided that the aggregate of all discretionary bonuses payable by MSIL to its executive directors in any financial year shall not exceed 10% of the net profits (after tax and after extraordinary items) of MSIL for such year as shown in its audited accounts.

COMPENSATION OF DIRECTORS

     No employee of the Company receives any compensation for his or her service as a Director. The non-employee directors of the Company were compensated for their services as directors in fiscal 1999 as follows:

NON-EMPLOYEE DIRECTORS                                    DIRECTORS' FEE
----------------------                                    --------------
                                                                $
Lai Chau Ming, Matthew..................................      12,937
Yuen Ka Lok, Ernest.....................................      25,873

     MSIL paid $25,873 to Alexander Reid Hamilton (who is not a director of the Company) for his services as a director of MSIL. No additional compensation of any nature was paid to any non-employee director of the Company for their services as directors.

     An amount of $500 is to be paid to each of the non-employee director and Alexander Reid Hamilton for their participation in Audit Committee meetings. In fiscal 1999, the Audit Committee members were compensated as follows:

                                                            AMOUNT RECEIVED
                                                          -------------------
AUDIT COMMITTEE MEMBERS                                   THE COMPANY    MSIL
-----------------------                                   -----------    ----
                                                              ($)        ($)
Lai Chau Ming, Matthew..................................     1,000       N/A
Yuen Ka Lok, Ernest.....................................     1,000       500
Alexander Reid Hamilton.................................     1,000       500

---------------
Audit Committee of MSIL met only once in fiscal 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Cheng Chung Hing, Ricky, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President of the Company, was a member of the Compensation Committee. To promote the Committee's independence, he resigned as Compensation Committee member on September 18, 1998. The other two members of the Committee are not executives of the Company or any of its subsidiaries, but Yuen Ka Lok, Ernest, is a partner of Messrs. Yuen & Partners, one of the legal advisors to the Company and its subsidiaries. Messrs. Yuen & Partners receives its standard professional fees in the provision of legal services to the Company and its subsidiaries.

     Except as described in this and the immediately preceding paragraph, no executive officer of the Company, (i) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served on the Company's Compensation Committee, (ii) served as a director of another entity, one of whose executive officers served on the Company's Compensation Committee, or (iii) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as a director of the Company. Both Cheng Tai Po and Yan Sau Man, Amy, serve as directors in several companies of which Cheng Chung Hing, Ricky is also a director; however, neither of them is a member of the Compensation Committee of the Company's Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK

     The information furnished in the following table indicates beneficial ownership of shares of the Company's Common Stock, as of June 15, 1999, by (i) each shareholder of the Company who is known by the Company to be beneficial owner of more than 5% of the Company's Common Stock, (ii) each director, nominee for director and Named Officer of the Company, individually, and (iii) all officers and directors of the Company as a group.

NAME AND ADDRESS                             AMOUNT AND NATURE OF
OF BENEFICIAL OWNER                         BENEFICIAL OWNERSHIP(1)    PERCENT OF CLASS
-------------------                         -----------------------    ----------------
Cafoong Limited(2)(4).....................         2,750,000                  58%
Cheng Chung Hing, Ricky(2)(3)(4)..........         2,800,000                  59%
Cheng Tai Po(2)(3)(4).....................         2,800,000                  59%
Yan Sau Man, Amy(3)(4)....................            50,000                   1%
Hung Kwok Wing, Sonny(3)(4)...............            50,000                   1%
Lai Chau Ming, Matthew(4).................               -0-                   *
Yuen Ka Lok, Ernest(4)....................               -0-                   *
Sun Kam Fai, Zacky(4).....................               -0-                   *
Ho Suk Han, Sophia(4).....................               -0-                   *
All executive officers and directors as a
  group (8 persons).......................         2,950,000                  62%

---------------
 *  Less than 1%

(1) This disclosure is made pursuant to certain rules and regulations promulgated by the Securities and Exchange Commission and the number of shares shown as beneficially owned by any person may not be deemed to be beneficially owned for other purposes. Unless otherwise indicated in these footnotes, each named individual has sole voting and investment power with respect to such shares of Common Stock, subject to community property laws, where applicable.

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

(3) Each of Cheng Chung Hung, Ricky, Cheng Tai Po, Yan Sau Man, Amy and Hung Kwok Wing, Sonny has the right, within 60 days, to exercise non-qualified options granted under the 1996 Stock Option Plan, to purchase 50,000 shares of Common Stock of the Company.

(4) Address is 21st Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong.

PREFERRED STOCK

     The following table is furnished as of June 15, 1999, to indicate beneficial ownership of the Company's Series A Preferred Shares by each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Series A Preferred Shares.

NAME AND ADDRESS                            AMOUNT AND NATURE OF
OF BENEFICIAL OWNER                       BENEFICIAL OWNERSHIP (1)     PERCENT OF CLASS
-------------------                      --------------------------    ----------------
Cafoong Limited (1)(2).................           100,000                 100   %

---------------
(1) Cheng Chung Hing, Ricky and Cheng Tai Po own 60% and 40%, respectively, of all issued and outstanding stock, and are directors, of Cafoong Limited and, accordingly, are deemed to be the beneficial owners of the shares of Series A Preferred Stock of the Company owned by Cafoong Limited.

(2) Address is 21st Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong.

CHANGES IN CONTROL

     To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the past three years, the Company has loaned funds and received advances from Cheng Chung Hing, Ricky and Cheng Tai Po, the founders and principal shareholders of the Company. The maximum amount advanced to Cheng Chung Hing, Ricky and Cheng Tai Po during the past three years was $230,110 and $106,360 respectively. During fiscal 1999, the Company advanced $33,839 to Cheng Chung Hing, Ricky and $106,360 to Cheng Tai Po respectively. Both of them repaid the amount before March 31, 1999. All such advances were made on an interest free basis and without definitive repayment terms.

     During the same period, Cheng Chung Hing, Ricky and Cheng Tai Po advanced funds to the Company on an interest free basis and repayable on demand. Advances from Cheng Chung Hing, Ricky totaled $-0- and advances from Cheng Tai Po totaled $-0- as at March 31, 1999. The maximum amount owed to Cheng Chung Hing, Ricky and to Cheng Tai Po during the past three years was $94,306 and $-0-respectively.

     Finally, during the past three years, Cheng Chung Hing, Ricky has utilized a leasehold property of the Company as his personal residence at no cost to him. Since October 11, 1998, Cheng Tai Po has utilized a leasehold property of the Company as his personal residence at no cost to him. See "Item 11 -- Executive Compensation".

     Yuen Ka Lok, Ernest, a director of both the Company and MSIL, the Chairman of the Compensation Committee and a member of the Audit Committee of the Board of Directors of the Company, is a partner of Messrs. Yuen & Partners, one of the legal advisors to the Company. Messrs. Yuen & Partners receives its standard professional fees in the provision of legal services to the Company.

     Alexander Reid Hamilton, Chairman of the Audit Committee of the Board of Directors of the Company is a director of MSIL.

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

(C) EXHIBITS

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 3.1      Restated Articles of Incorporation of Man Sang Holdings,
          Inc., including the Certificate of Designation, Preferences and Rights of a Series of 100,000 Shares of Preferred Stock,
          $.001 Par Value, Designated "Series A Preferred Stock",
          filed on January 12, 1996 (1)
 3.2      Certificate of Designation, Preferences and Rights of a
          Series of 100,000 Shares of Preferred Stock, $.001 Par
          Value, Designated "Series B Preferred Stock", dated April 1,
          1996 (2)
 3.3      Amended Bylaws of Man Sang Holdings, Inc., effective as of
          January 10, 1996 (1)
10.1      Acquisition Agreement, Dated December   , 1995, between Unix
          Source America, Inc. and the Shareholders of Man Sang
          International (B.V.I.) Limited (1)
10.2      Tenancy Agreement, dated June 24, 1996, between Same Fast
          Limited and Man Sang Jewellery Company Limited (3)
10.3      Man Sang Holding, Inc. 1996 Stock Option Plan (3)
10.4      Service Agreement, dated September 8, 1997, between Man Sang
          International Limited and Cheng Chung Hing (5)
10.5      Service Agreement, dated September 8, 1997, between Man Sang
          International Limited and Cheng Tai Po (5)
10.6      Service Agreement, dated September 8, 1997, between Man Sang
          International Limited and Hung Kwok Wing (5)
10.7      Service Agreement, dated September 8, 1997, between Man Sang
          International Limited and Sio Kam Seng (5)
10.8      Service Agreement, dated September 8, 1997, between Man Sang
          International Limited and Ng Hak Yee (5)
10.9      Service Agreement, dated September 8, 1997, between Man Sang
          International Limited and Yan Sau Man Amy (5)

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
10.10     Contract dated November 8, 1997, between Nan'ao Shaohe Pearl
          Seawater Culture Co., Ltd. of Guangdong Province, People's
          Republic of China, Man Sang Jewellery Co., Ltd. of Hong Kong
          and Chung Yuen Company o/b Golden Wheel Jewellery Mfr. Ltd.
          of Hong Kong to establish a cooperative joint venture in
          Nan'ao County, Guangdong Province, People's Republic of
          China (6)
10.11     Agreement dated January 2, 1998, between Overlord Investment
          Company Limited and Excel Access Limited, a subsidiary of
          the Company, pursuant to which Excel Access Limited will
          purchase certain real property located at Flat A, 33rd
          Floor, of Valverde, 11 May Road, Hong Kong for HK$15,050,000
          (6)
10.12     Agreement for Sale and Purchase dated February 24, 1998,
          between City Empire Limited and Wealth-In Investment
          Limited, a subsidiary of the Company, pursuant to which
          Wealth-In Investment Limited purchased certain real property located at Flat B on the 20th Floor of The Mayfair, One May
          Road, Hong Kong, at a purchase price of HK$39,732,200 (7)
13.1      Annual report to security holders (4)
21.1      Subsidiaries of the Company
24.1      Power of Attorney (included on page [45])
27.1      Financial data schedule
99.1      Share Option Scheme of Man Sang International Limited, a
          subsidiary of the Company (6)

---------------
(1) Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K dated January 8, 1996

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

(5) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997

(6) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997

(7) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998

(D) FINANCIAL STATEMENT SCHEDULE

     See Item 14(a)(2) of this Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of June, 1999.

                                          MAN SANG HOLDINGS, INC.

                                          By:
                                            /s/ Cheng Chung Hing, Ricky
                                            ------------------------------------
                                          CHENG Chung Hing, Ricky
                                          Chairman of the Board, President,
                                          Chief Executive Officer
                                          and Chief Financial Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

NAME                                                            TITLE                        DATE
----                                                            -----                        ----
/s/ Cheng Chung Hing, Ricky                    Chairman of the Board, President, Chief   June 25, 1999
---------------------------------------------    Executive Officer and Chief Financial
CHENG Chung Hing, Ricky                          Officer

/s/ Cheng Tai Po                               Vice Chairman of the Board                June 25, 1999
---------------------------------------------
CHENG Tai Po

/s/ Yan Sau Man, Amy                           Vice President and Director               June 25, 1999
---------------------------------------------
YAN Sau Man, Amy

/s/ Hung Kwok Wing, Sonny                      Vice President and Director               June 25, 1999
---------------------------------------------
HUNG Kwok Wing, Sonny

                             MAN SANG HOLDINGS, INC.
                             -----------------------

                             Consolidated Financial Statements
                             Years ended March 31, 1999, 1998 and 1997 and Independent Auditors' Report

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



MAN SANG HOLDINGS, INC.


Independent Auditors' Report....................................     F-1


Consolidated Statements of Income and Comprehensive Income
  for the years ended March 31, 1999, 1998 and 1997.............     F-2


Consolidated Balance Sheets as of March 31, 1999 and 1998.......     F-3


Consolidated Statements of Stockholders' Equity for the
  years ended March 31, 1999, 1998 and 1997.....................     F-5


Consolidated Statements of Cash Flows for the years ended
  March 31, 1999, 1998 and 1997.................................     F-6


Notes to Consolidated Financial Statements......................     F-8

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and the Board of Directors of Man Sang Holdings, Inc.:


We have audited the accompanying consolidated balance sheets of Man Sang Holdings, Inc. and its subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1999, all expressed in Hong Kong dollars. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Man Sang Holdings, Inc. and its subsidiaries as of March 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1999 in conformity with accounting principles generally accepted in the United States of America.



/s/ DELOITTE TOUCHE TOHMATSU
DELOITTE TOUCHE TOHMATSU
Hong Kong
June 25, 1999

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (Dollars in thousands except share data)


                                                                                         Year ended March 31,
                                                                    -------------------------------------------------------------
                                                                        1999            1999             1998             1997
                                                                    ----------       ----------       ----------       ----------
                                                                        US$              HK$              HK$              HK$
Net sales ....................................................          29,873          230,915          262,158          248,240
Cost of sales ................................................          19,847          153,415          157,412          151,773
                                                                    ----------       ----------       ----------       ----------

Gross profit .................................................          10,026           77,500          104,746           96,467
Rental income, gross .........................................             557            4,304            5,446            5,591
                                                                    ----------       ----------       ----------       ----------

                                                                        10,583           81,804          110,192          102,058
Selling, general and administrative expenses
  Pearls .....................................................          (7,904)         (61,101)         (53,841)         (52,247)
  Real estate investment .....................................            (539)          (4,167)          (3,509)          (3,312)
                                                                    ----------       ----------       ----------       ----------

Operating income .............................................           2,140           16,536           52,842           46,499
Gain on sale of property, plant and equipment ................              --               --            8,221               --
Interest expense .............................................            (582)          (4,500)          (3,685)          (6,320)
Income in respect of subscription monies
  received on subsidiary's public offering
  (note 1) ...................................................              --               --           11,391               --
Interest income ..............................................             520            4,018            3,335              744
Other income .................................................              83              645            1,983              844
                                                                    ----------       ----------       ----------       ----------

Income before income taxes and minority
  interests ..................................................           2,161           16,699           74,087           41,767
Provision for income taxes (note 3) ..........................            (302)          (2,333)          (3,543)          (1,132)
Minority interests ...........................................            (718)          (5,551)         (11,576)              --
                                                                    ----------       ----------       ----------       ----------

Net income ...................................................           1,141            8,815           58,968           40,635

Other comprehensive income, net of tax:
  Foreign currency translation adjustments ...................             264            2,043           (1,717)           1,236
                                                                    ----------       ----------       ----------       ----------

Comprehensive income .........................................           1,405           10,858           57,251           41,871
                                                                    ==========       ==========       ==========       ==========

Basic earnings per common share ..............................      $     0.27       $     2.05       $    13.70       $    10.79
                                                                    ==========       ==========       ==========       ==========

Diluted earnings per common share ............................      $     0.24       $     1.89       $    13.42       $    10.00
                                                                    ==========       ==========       ==========       ==========

Weighted average number of shares of common stock outstanding:
  - basic ....................................................       4,305,960        4,305,960        4,305,458        3,766,454
  - diluted ..................................................       4,665,172        4,665,172        4,390,097        4,062,992
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

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                     ASSETS


                                                                   March 31,
                                                       ---------------------------------
                                                        1999         1999         1998
                                                       -------      -------      -------
                                                         US$           HK$         HK$
Current assets:
  Cash and cash equivalents .....................        8,564       66,196       83,918
  Restricted cash (note 7) ......................        2,436       18,831        9,525
  Accounts receivable, net of allowance
    for doubtful accounts of HK$5,000 in 1999 and
    HK$1,977 in 1998 ............................        7,105       54,922       52,195
  Inventories (note 4) ..........................       22,162      171,317      154,495
  Prepaid expenses ..............................          197        1,523        2,429
  Other current assets ..........................        1,443       11,158       14,563
                                                        ------      -------      -------

    Total current assets ........................       41,907      323,947      317,125

Property, plant and equipment, net
  (note 5) ......................................       13,031      100,734       50,711
Real estate investment, net (note 6) ............        3,860       29,842       30,084
Long-term investments (note 1) ..................          702        5,430        5,430
                                                        ------      -------      -------

Total assets ....................................       59,500      459,953      403,350
                                                        ======      =======      =======

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS - continued
                    (Dollars in thousands except share data)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                               March 31,
                                                                 ------------------------------------
                                                                   1999          1999          1998
                                                                 --------      --------      --------
                                                                    US$           HK$           HK$
Current liabilities:
  Short-term borrowings (note 7) ..........................         3,435        26,554         2,084
  Current portion of long-term debt (note 8) ..............           604         4,665         3,434
  Accounts payable ........................................         1,136         8,781         3,887
  Accrued payroll and employee benefits ...................           611         4,725         2,922
  Other accrued liabilities ...............................         1,306        10,093         8,937
  Income taxes payable ....................................           515         3,984         3,586
                                                                  -------      --------      --------

    Total current liabilities .............................         7,607        58,802        24,850
                                                                  -------      --------      --------

Long-term debt (note 8) ...................................         3,300        25,511        19,342
                                                                  -------      --------      --------

Minority interests ........................................        12,000        92,766        88,944
                                                                  -------      --------      --------

Stockholders' equity:
  Common stock of par value US$0.001
    - authorized 25,000,000 shares; issued and outstanding,
        4,305,960 shares in 1999 and 1998 (note 10) .......             4            33            33
  Series A preferred stock US$0.001 par value
    - authorized, issued and outstanding 100,000
        shares in 1999 and 1998 (entitled in liquidation
        to US$2,500 (HK$19,325)) (note 10) ................            --             1             1
  Series B convertible preferred stock US$0.001 par value
    - authorized 100,000 shares; no shares outstanding
    (note 10) .............................................            --            --            --
  Additional paid-in capital ..............................        12,345        95,429        93,627
  Retained earnings .......................................        24,013       185,623       176,808
  Cumulative translation adjustments ......................           231         1,788          (255)
                                                                  -------      --------      --------

Total stockholders' equity ................................        36,593       282,874       270,214
                                                                  -------      --------      --------

Total liabilities and stockholders' equity ................        59,500       459,953       403,350
                                                                  =======       =======       =======


          See accompanying notes to consolidated financial statements.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (Dollars in thousands except share data)

                                                                              Series A                    Series B
                                                Common stock               preferred stock             preferred stock
                                          ------------------------         ----------------       -----------------------
                                                           Amount                   Amount                        Amount
                                                           -------                  -------                       -------
                                            Shares           HK$           Shares     HK$         Shares            HK$
                                          ----------       -------         -------  -------       -------         -------
Balance at March 31, 1996  .....          12,000,000            93         100,000        1             -               -
Issuance of Series B preferred
  stock of US$0.001 par value ..                   -             -               -        -         6,760               -
Conversion of Series B preferred
  stock to common stock ........           5,219,448            40               -        -        (6,760)              -
Reverse split (note 10) ........         (12,914,586)         (100)              -        -             -               -
Translation adjustment .........                   -             -               -        -             -               -
Net income .....................                   -             -               -        -             -               -
                                          ----------       -------         -------  -------       -------         -------

Balance at March 31, 1997  .....           4,304,862            33         100,000        1             -               -
Issuance of common stock of
  US$0.001 par value ...........               1,098             -               -        -             -               -
Public offering of common shares
  by subsidiary, net of issuance
  costs (note 1) ...............                   -             -               -        -             -               -
Compensation expense ...........                   -             -               -        -             -               -
Translation adjustment .........                   -             -               -        -             -               -
Net income .....................                   -             -               -        -             -               -
                                          ----------       -------         -------  -------       -------         -------

Balance at March 31, 1998  .....           4,305,960            33         100,000        1             -               -
Compensation expense ...........                   -             -               -        -             -               -
Translation adjustment .........                   -             -               -        -             -               -
Net income .....................                   -             -               -        -             -               -
                                          ----------       -------         -------  -------       -------         -------

Balance at March 31, 1999  .....           4,305,960            33         100,000        1             -               -
                                          ==========       =======         =======  =======       =======         =======

                                                   -          US$4               -        -             -               -
                                                           =======                  =======                       =======


                                                                                            Total
                                        Additional                       Cumulative         stock-
                                         paid-in         Retained       translation        holders'
                                         capital         earnings        adjustments        equity
                                        --------         --------          ------          --------
                                           HK$              HK$              HK$              HK$
Balance at March 31, 1996  .....           1,907           77,205             226            79,432
Issuance of Series B preferred
  stock of US$0.001 par value ..          44,092                -               -            44,092
Conversion of Series B preferred
  stock to common stock ........             (40)               -               -                 -
Reverse split (note 10) ........             100                -               -                 -
Translation adjustment .........               -                -           1,236             1,236
Net income .....................               -           40,635               -            40,635
                                        --------         --------          ------          --------

Balance at March 31, 1997  .....          46,059          117,840           1,462           165,395
Issuance of common stock of
  US$0.001 par value ...........               -                -               -                 -
Public offering of common shares
  by subsidiary, net of issuance
  costs (note 1) ...............          45,533                -               -            45,533
Compensation expense ...........           2,035                -               -             2,035
Translation adjustment .........               -                -          (1,717)           (1,717)
Net income .....................               -           58,968               -            58,968
                                        --------         --------          ------          --------

Balance at March 31, 1998  .....          93,627          176,808            (255)          270,214
Compensation expense ...........           1,802                -               -             1,802
Translation adjustment .........               -                -           2,043             2,043
Net income .....................               -            8,815               -             8,815
                                        --------         --------          ------          --------

Balance at March 31, 1999  .....          95,429          185,623           1,788           282,874
                                        ========         ========          ======          ========

                                       US$12,345        US$24,013          US$231         US$36,593
                                      ==========       ==========         =======         =========


          See accompanying notes to consolidated financial statements.

                             MAN SANG HOLDINGS, INC.
                                 AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                         Year ended March 31,
                                                        --------------------------------------------------------
                                                         1999            1999            1998             1997
                                                        ------         -------         --------         --------
                                                          US$             HK$             HK$              HK$
Cash flow from operating activities
Net income .....................................         1,141           8,815           58,968           40,635
Adjustments to reconcile net income to net
  cash provided (used) in operating activities:
  Bad debt provision ...........................           391           3,023              977            1,000
  Compensation expense .........................           342           2,641            2,035                -
  Depreciation and amortization ................           727           5,622            4,056            3,110
  (Gain) loss on sale of property, plant and
    equipment ..................................            (6)            (45)          (8,221)             450
  Minority interests ...........................           718           5,551           11,576                -
  Changes in operating assets and liabilities:
    Accounts receivable ........................          (744)         (5,749)          (5,674)         (14,694)
    Inventories ................................        (2,063)        (15,945)         (15,897)         (53,039)
    Prepaid expenses ...........................           118             910           (1,074)            (163)
    Other current assets .......................          (785)         (6,067)          (1,354)           2,943
    Income taxes receivable ....................             -               -              437             (437)
    Accounts payable ...........................           633           4,889          (19,604)           1,212
    Accrued payroll and employee benefits ......           232           1,792           (4,904)           6,580
    Other accrued liabilities ..................           142           1,099             (386)            (814)
    Income taxes payable .......................            51             394            3,193              374
                                                        ------         -------         --------         --------

Net cash provided (used) in operating activities           897           6,930           24,128          (12,843)
                                                        ------         -------         --------         --------

Cash flow from investing activities
Purchase of property, plant and equipment ......        (5,929)        (45,833)         (32,785)         (25,670)
Increase in restricted cash ....................        (1,204)         (9,306)            (465)          (3,199)
Proceeds from sale of property, plant
  and equipment ................................            16             123           11,047                -
Expenditure on real estate investment ..........             -               -           (4,842)               -
Purchase of long-term investments ..............             -               -           (5,430)               -
                                                        ------         -------         --------         --------

Net cash used in investing activities ..........        (7,117)        (55,016)         (32,475)         (28,869)
                                                        ------         -------         --------         --------

Cash flow from financing activities
Increase in short-term borrowings ..............         5,460          42,210           78,040          150,530
Increase in long-term debt .....................         2,587          20,000           14,100            9,940
Increase in bank overdrafts ....................           375           2,896          239,114          422,459
Repayment of short-term borrowings .............        (2,295)        (17,740)        (113,920)        (154,681)
Repayment of long-term debt ....................        (1,630)        (12,601)          (2,020)            (841)
Dividend paid to minority shareholders .........          (429)         (3,320)               -                -
Repayment of bank overdrafts ...................          (375)         (2,896)        (252,746)        (423,442)
Net proceeds from issuance of stock by
  subsidiary ...................................             -               -          123,413                -
Net proceeds from issuance of convertible
  preferred stock ..............................             -               -                -           44,092
Advances from related parties ..................             -               -                -              139
Repayments to related parties ..................             -               -                -           (2,904)
                                                        ------         -------         --------         --------

Net cash provided by financing activities ......         3,693          28,549           85,981           45,292
                                                        ------         -------         --------         --------

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                             (Dollars in thousands)

                                                                         Year ended March 31,
                                                           -----------------------------------------------------
                                                            1999             1999            1998           1997
                                                           -------         -------         -------         -----
                                                             US$             HK$             HK$            HK$
Net (decrease) increase in cash and cash
  equivalents .....................................         (2,527)        (19,537)         77,634         3,580

Cash and cash equivalents at beginning
  of year .........................................         10,856          83,918           7,868         3,741

Exchange adjustments ..............................            235           1,815          (1,584)          547
                                                           -------         -------         -------         -----

Cash and cash equivalents at end of year ..........          8,564          66,196          83,918         7,868
                                                           =======         =======         =======         =====


Supplementary disclosures of cash flow information:

Cash paid during the year for:
  Interest and finance charges ....................            585           4,525           3,751         6,780
  Income taxes paid ...............................            250           1,935             606         1,195


Capital lease obligations were incurred to acquire motor vehicles of HK$Nil in 1999, HK$696 in 1998 and HK$360 in 1997.



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

         During the three years ended March 31, 1999, over 95% of the Company's purchases were pearls. As pearl is a commodity and its value is subject to prevailing market conditions, it is a customary practice in the pearl market that buyers and sellers of pearls do not normally enter into any long-term contracts. The Company currently does not have any fixed term purchase contracts with any pearl farmers or suppliers. The Company also considers that any adverse change in climate and environmental conditions at the source regions of pearls may have an adverse effect on pearl harvesting and hence the supply of pearls. The Company has developed relationships with a network of suppliers to ensure a continuous supply of different types of pearls.

         The Company has adopted a policy of diversification of sources under which pearls are purchased from different suppliers in different countries or regions so that the Company is less susceptible to changes in raw materials supply due to the changes in climate and environmental conditions at any particular source region. The Company negotiates the purchases of pearls on an as needed basis at prevailing market prices. The prices of pearls fluctuate according to demand and supply conditions in the market. Any significant increase in the prices of pearls may affect the profitability of the Company. The Company has expanded its product range in recent years in order to reduce the impact of price fluctuations of any one type of pearl. However, there can be no assurance that pearls will be available from its suppliers in the quantities, of the quality and on the terms required by the Company. For each of the three years ended March 31, 1999 the largest supplier of the Company accounted for approximately 23.9%, 17.5% and 17.2% of the Company's total purchases, respectively.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)


1.       ORGANIZATION AND BASIS OF FINANCIAL STATEMENTS - continued

         Of the Company's purchases, approximately 69% in 1999, 68% in 1998 and 55% in 1997 was settled in Renminbi ("RMB"), the currency of China. Accordingly, the Company has a direct exposure to the risk of any adverse exchange rate fluctuation in RMB. Nevertheless, the Company has not recorded any material foreign currency gain or loss or experienced any difficulties in obtaining sufficient RMB during the past three years.

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

         Man Sang International Limited ("MSIL"), an indirectly owned subsidiary of the Company and a company incorporated on July 30, 1997 as an exempted company under the Companies Act 1981 of Bermuda (as amended), applied for listing on The Stock Exchange of Hong Kong Limited (the "Hong Kong Stock Exchange") of shares of HK$0.1 each of the capital stock (the "Shares") and the warrants to purchase the Shares (the "Warrants"), including, inter alia, 127.5 million Shares (the "New Issue") to be offered and sold to the investing public in Hong Kong at HK$1.08 per share for an aggregate offering price of HK$137.7 million, together with the Warrants in the proportion of one Warrant for every five shares. Each Warrant entitles the holder thereof to subscribe for one Share at an exercise price of HK$1.3 each from the date of issue up to and including March 31, 1999. At March 31, 1999, the warrants expired and no warrants were exercised in the year ended March 31, 1999.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)


1.       ORGANIZATION AND BASIS OF FINANCIAL STATEMENTS - continued

         On September 25, 1997, the Hong Kong Stock Exchange granted the listing and permission to deal the Shares and the Warrants of MSIL and the trading of such Shares and Warrants commenced on the Hong Kong Stock Exchange on September 26, 1997. Following the initial public offering of the New Issue, the Company holds 73.02% of the capital stock of MSIL. In connection with the initial public offering of the New Issue, net proceeds of approximately HK$123.4 million were raised and a fee of approximately HK$11.4 million was received by the Company as part of the arrangement of the New Issue in the initial public offering. The Company has not recognized any gain arising on the amount in excess of the Company's carrying value of its interest in MSIL and such an amount has been included in the stockholders' equity as part of the additional paid-in capital.

         The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which differ from those used in the statutory accounts of its subsidiaries. The principal adjustments made by the Company to conform the statutory accounts of the subsidiaries to U.S. GAAP relate to the amortization of property held for real estate investment, which is not amortized for local statutory reporting, the restatement of real estate investment at cost, which is stated at open market value estimated by external professional valuers for local statutory reporting, and the recognition of compensation cost over the service period for the stock options granted by the Company, which is not required for local statutory reporting. At March 31, 1999, there was no material difference between the retained earnings computed under US GAAP and the retained earnings available for distribution prepared in accordance with the accounting principles used in the preparation of the statutory accounts of the subsidiaries.

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

         Property, plant and equipment - Property, plant and equipment is stated at cost. Depreciation and amortization are provided using the straight-line method based on the estimated useful lives of the assets detailed as follows:

         Leasehold land and buildings     50 years, or less if the lease period
                                            is shorter
         Plant and machinery              4 years
         Furniture and equipment          4 years
         Motor vehicles                   4 years

         Assets under construction are not depreciated until construction is complete and the assets are put into use.

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

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

         Capitalization of borrowing costs - Borrowing costs directly attributable to the acquisition, construction or production of qualifying assets, i.e. assets that necessarily take a substantial period of time to get ready for their intended use or sale, are capitalized as part of the cost of those assets. Capitalization of such borrowing costs ceases when the assets are substantially ready for their intended use or sale. Borrowing costs capitalized amounted to HK$340 during the year ended March 31, 1999.

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

                                                 For the year ended           For the year ended           For the year ended
                                                    March 31, 1999                March 31, 1998              March 31, 1997
                                              --------------------------     --------------------------  --------------------------
                                            Earnings    Shares       EPS    Earnings  Shares      EPS    Earnings  Shares      EPS
                                            --------    -------      ---    --------  ------      ---    --------  ------      ---
                                             HK$'000                 HK$     HK$'000              HK$    HK$'000               HK$
         Basic EPS
         Net income available to
           common stockholders                8,815   4,305,960     2.05     58,968  4,305,458    13.70  40,635  3,766,454    10.79
         Effect of dilutive securities                              ----                          -----                       -----
           series B preferred stock              --          --                  --         --               --    296,538
         Effect of dilutive stock options
           granted by the Company                --     359,212                  --     84,639               --         --
         Effect of dilutive stock options
           granted by a listed subsidiary        --          --                 (46)        --               --         --
                                              -----   ---------             ------  ---------           ------  ---------

         Diluted EPS
         Net income available to
           common stockholders,
           including conversion               8,815   4,665,172     1.89     58,922  4,390,097    13.42  40,635  4,062,992    10.00
                                              ======  =========     ====     ======  =========    =====  ======  =========    =====

         In 1998, the effect on consolidated EPS of warrants issued by MSIL, which enabled its holders to purchase ordinary shares of MSIL, was not included in the computation of diluted EPS because the exercise price of the warrants was greater than the average market price of such ordinary shares. These warrants expired during the year ended March 31, 1999.

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

         Translation into United States Dollars - The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of Hong Kong dollar amounts into US dollars are for convenience only and have been made at the rate of HK$7.73 to US$1, the approximate free rate of exchange at March 31, 1999. Such translations should not be construed as representations that the Hong Kong dollar amounts could be converted into US dollars, at that rate or any other rate.

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

         New accounting standards adopted - In 1999, the Company adopted SFAS No.130, "Reporting Comprehensive Income" and SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information" and comparative information for earlier years has been amended to conform to the presentation adopted in 1999.

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

         New accounting standard not yet adopted - The Financial Accounting Standards has issued a new standard SFAS No.133, "Derivative Instruments and Hedging Activities". Management has not yet completed the analysis of the impact this would have on the financial statements of the Company.


3.       INCOME TAXES

         Income is subject to taxation in the various countries in which the Company and its subsidiaries operate.

         The components of income before income taxes and minority interests are as follows:

                                                                    Year ended March 31,
                                                         1999               1998            1997
                                                         ------            ------           ------
                                                          HK$                HK$             HK$
         Hong Kong................................        8,117            21,867           (1,333)
         Other regions in China...................       14,579            59,350           48,694
         Corporate expenses, net..................       (5,997)           (7,130)          (5,594)
                                                         ------            ------           ------

                                                         16,699            74,087           41,767
                                                         ======            ======           ======

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES


3.       INCOME TAXES - continued

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

         The provision for income taxes consists of the following:

                                                                      Year ended March 31,
                                                              1999               1998            1997
                                                              -----             -----            -----
                                                               HK$                HK$             HK$
         Current tax:

         United States................................          287             1,769              444
         Foreign subsidiaries operating in:
           Hong Kong..................................        1,941             1,154              529
           Other regions in China.....................          105               620              159
                                                              -----             -----            -----
                                                              2,333             3,543            1,132
                                                              =====             =====            =====


         Had the tax holidays and concessions detailed above not been available, the tax charge would have been increased by HK$2,247 in 1999, HK$9,282 in 1998 and HK$9,354 in 1997.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)


3.       INCOME TAXES - continued

         A reconciliation between the provision for income taxes computed by applying the United States statutory tax rate to income before taxes and the actual provision for income taxes is as follows:

                                                                                             Year ended March 31,
                                                                                  1999               1998            1997
                                                                                  ------           -------          -------
                                                                                   HK$                HK$             HK$
         Applicable U.S. federal tax rate..................................           34%               34%              34%
                                                                                  ------           -------          -------

         Provision of income taxes at the applicable
           U.S. federal tax rate on income for the year....................        5,677            25,190           14,201
         International rate difference.....................................       (3,338)          (21,824)         (16,145)
         Adjustment of estimated tax due...................................         (554)            (555)            (117)
         Other.............................................................          548               732            3,193
                                                                                  ------           -------          -------

         Income tax provision..............................................        2,333             3,543            1,132
                                                                                  ======           =======          =======


         U.S. deferred tax liabilities have not been provided on approximately HK$202,000 in undistributed earnings of foreign subsidiaries because the Company intends to reinvest those earnings permanently. If such earnings were paid as dividends to the Company in a single distribution, the estimated U.S. income tax, net of foreign tax credits, if allowable, would be approximately HK$58,000.


4.       INVENTORIES

         Inventories by major categories are summarized as follows:

                                                     March 31,
                                                1999            1998
                                              -------          -------
                                                 HK$             HK$
         Raw materials.................         1,489            1,421
         Work in progress..............        49,712           43,876
         Finished goods................       120,116          109,198
                                              -------          -------
                                              171,317          154,495
                                              =======          =======

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)


5.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                                                   March 31,
                                                              1999            1998
                                                            -------          -------
                                                               HK$             HK$
         Leasehold land and buildings.................       92,961           49,909
         Plant and machinery .........................        3,789            3,145
         Furniture and equipment......................        5,113            4,623
         Motor vehicles...............................        4,211            4,176
         Less: accumulated depreciation...............      (15,869)         (11,142)
         Construction in progress.....................       10,529             -
                                                            -------          -------
         Net book value                                     100,734           50,711
                                                            =======           ======


         Included in property, plant and equipment are assets acquired under capital leases with the following net book values:

                                                                         March 31,
                                                                    1999            1998
                                                                   -----            -----
                                                                    HK$             HK$
         At cost:
         Motor vehicles...............................             1,230            1,230
         Less: accumulated depreciation...............              (543)            (236)
                                                                   -----            -----
                                                                     687              994
                                                                   =====            =====


         Amortization of capital lease assets, which is included in depreciation expense in the accompanying consolidated statements of income, was HK$307 in 1999, HK$191 in 1998 and HK$49 in 1997.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)


6.       REAL ESTATE INVESTMENT

                                                                                                March 31,
                                                                                           1999            1998
                                                                                          ------           ------
                                                                                            HK$             HK$
         At cost:
         Leasehold land and buildings  - Hong Kong............................             5,568            5,568
                                             - Other regions of China.........            27,625           27,070
         Less: accumulated depreciation.......................................            (3,351)          (2,554)
                                                                                          ------           ------
                                                                                          29,842           30,084
                                                                                          ======           ======

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

         Rental income relating to such operating leases is included in gross rental income in the consolidated statements of income and amounted to HK$4,304 in 1999, HK$5,446 in 1998 and HK$5,591 in 1997.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)


7.       SHORT-TERM BORROWINGS

         Short-term borrowings comprise:

                                                                               March 31,
                                                                        1999             1998
                                                                       ------           ------
                                                                        HK$               HK$
         Bank borrowings:
           Import bank loans................................            1,432            2,084
           Other bank loans.................................           25,122               --
                                                                       ------           ------

         Total bank borrowings..............................           26,554            2,084
                                                                       ======           ======

         Weighted average interest rate on
           borrowings at end of year........................             7.57%           10.25%
                                                                       ======           ======


         At end of year:

         Bank credit facilities.............................           55,000           85,600
         Utilized ..........................................            1,432            2,084
                                                                       ------           ------

         Bank credit facilities available...................           53,568           83,516
                                                                       ======           ======


         Interest rates are generally based on the banks' prime lending rates and the credit lines are normally subject to periodic review. There are no significant covenants or other financial restrictions relating to the Company's short-term borrowings.

         At March 31, 1999, leasehold land and buildings with a net book value of HK$78,383, real estate investments with a net book value of HK$13,361 and cash of HK$18,831 were pledged as collateral for the above facilities and bank loans described in note 8. Other than the cash pledged, there is no restriction on the use of the assets pledged for such facilities and bank loans.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)

8.       LONG-TERM DEBT

                                                                                                          March 31,
                                                                                                     1999              1998
                                                                                                    ------           ------
                                                                                                     HK$               HK$
         Long-term debt consists of:

         Bank loan bearing interest at Hong Kong Inter Bank Offer Rate ("HIBOR")
           (5.71% at March 31, 1999)plus 2.5%,
           repayable by quarterly instalment of HK$625 through 2007.....................            17,917               --
         Bank loan bearing interest at HIBOR plus 3%, repayable by
           quarterly instalments of HK$300 through 2006.................................             7,800            9,000
         Bank loan bearing interest at Best Lending Rate (8.75% at
           March 31, 1999) plus 0.25%, repayable by monthly instalments
           of HK$53 through 2005........................................................             3,390            4,026
         Bank loan bearing interest at Best Lending Rate plus 0.25%,
           repayable by monthly instalments of HK$8 through 2005........................               518              611
         Bank loan bearing interest at HIBOR plus 2.5%, repayable
           by monthly instalments of HK$104 and fully repaid in
           August 1998..................................................................                --            8,333
         Capital lease obligations bearing interest at 9.13% to 11.83%
           per annum....................................................................               551              806
                                                                                                    ------           ------

         Total..........................................................................            30,176           22,776
         Current portion of long-term debt..............................................             4,665            3,434
                                                                                                    ------           ------

         Long-term debt, less current portion...........................................            25,511           19,342
                                                                                                    ======           ======


         Maturities of long-term debt as of March 31, 1999 are as follows:

                                                                   HK$
         Year ending March 31,
         2000............................................         4,665
         2001............................................         4,621
         2002............................................         4,552
         2003............................................         4,429
         2004............................................         4,429
         After 2004......................................         7,480
                                                                 ------
                                                                 30,176
                                                                 ======


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

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)


9.       COMMITMENTS AND CONTINGENCIES

         The Company leases premises under various operating leases which do not contain any escalation clauses and all of the leases contain a renewal option. Rental expense under operating leases was HK$4,028 in 1999, HK$4,190 in 1998 and HK$3,413 in 1997.

         As at March 31, 1999, the Company and its subsidiaries were obligated under capital leases and non cancelable operating leases requiring minimum rentals as follows:

                                                                 Capital        Operating
                                                                  leases         leases
                                                                   HK$             HK$
                                                                   ---            -----
         Year ending March 31,
           2000..........................................          290            1,243
           2001..........................................          219              284
           2002..........................................          128              256
                                                                   ---            -----
         Total minimum lease payments....................          637            1,783
                                                                                  =====
         Less: amount representing interest..............           86
                                                                   ---
         Present value of minimum lease payments.........          551
                                                                   ===


         At March 31, 1999, the Company was committed to invest approximately HK$4,638 in a company established in China. In addition, the Company had commitments of HK$650 relating to the construction in progress and the acquisition of the other property, plant and equipment.


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

         The voting rights of the holders of common stock are subject to the rights of the outstanding Series A preferred shares which, as a class, is entitled to one-third voting control of the Company. Accordingly, the holders of common stock and Series A preferred shares hold, in the aggregate, more than fifty percent of the total voting rights and they can elect all of the directors of the Company.

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

         At March 31, 1999, no shares of Series B preferred stock were outstanding.

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

         Pursuant to the Plan, the Company granted, on September 16, 1997, non-qualified stock options (the "Holding Company Options") to the directors and certain senior employees of the Company to purchase, in aggregate, 850,000 shares of common stock of the Company, at an exercise price of US$1.22 per share (which represented 85% of the fair market value of the common stock on the date of grant as determined pursuant to Article 6.2 of the Plan). Fifty percent of such Holding Company Options are exercisable on or after September 16, 1998 and balance is exercisable on or after September 16, 1999; however, no Holding Company Option may be exercised after September 16, 2007.

         On July 1, 1998 and February 1, 1999, the Company granted 250,000 and 100,000 Holding Company Options, respectively, to two consulting companies to purchase in aggregate, 350,000 shares of common stock of the Company at exercise prices ranging from US$1.50 to US$5.00 per share. The 250,000 options granted on July 1, 1998 were cancelled on January 15, 1999.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)


11.      STOCK OPTION PLANS - continued

         A summary of movements of the Holdings Company Options during the three years ended March 31, 1999 is as follows:

                                                            Number                     Option price per share
                                                          of Holding                  with the weighted average
                                                        Company Options              option price in parenthesis
                                                        ---------------              ---------------------------
         Outstanding at 4.1.1996 and 4.1.1997                   -
         Granted on 9.16.1997                                850,000                    US$1.22
                                                             =======

         Outstanding at 3.31.1998                            850,000                    US$1.22
         Granted on 7.1.1998 and 2.1.1999                    350,000                    US$1.5,US$3, & US$5
                                                                                          (US$3.429)
         Cancelled                                          (350,000)                   US$1.22, US$3 & US$5
                                                             =======                      (US$3.0625)

         Outstanding at 3.31.1999                            850,000                    US$1.22 & US$1.5
                                                             =======                      (US$1.2529)

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

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)


11.      STOCK OPTION PLANS - continued

         A summary of movements of the MSIL options during the three years ended March 31, 1999 is as follows:

                                                                    Number                  Option price per share
                                                                     MSIL                  with the weighted average
                                                                    Options               option price in parenthesis
                                                                    -------               ---------------------------
         Outstanding at 4.1.1996 and 4.1.1997                            --
         Granted on 10.16.1997 and 12.3.1997                      47,250,000                 HK$0.6208 & HK$0.4460
                                                                                               (HK$0.5888)
         Cancelled                                                (2,000,000)                HK$0.6208
                                                                  ----------

         Outstanding at 3.31.1998                                 45,250,000                 HK$0.6208  & HK$0.4460
                                                                                               (HK$0.5874)
         Cancelled                                                (4,000,000)                HK$0.6208
                                                                  ----------

         Outstanding at 3.31.1999                                 41,250,000                 HK$0.6208 & HK$0.4460
                                                                  ==========                   (HK$0.5841)

         The Company has elected to account for the Holding Company Options and the MSIL Options using the Fair Value Method. The fair values of each Holding Company Option granted on February 1, 1999 and September 16, 1997 and of each MSIL Option granted on October 16, 1997 and December 3, 1997 were calculated to be US$0.32, US$0.63, HK$0.13 and HK$0.19, respectively, using the Black-Scholes Model, with the following assumptions:

                                                                                               MSIL Options
                                                                   Holding Company              granted on
                                                                 Options granted on             10.16.1997
                                                              2.1.1999         9.16.1997       and 12.3.1997
                                                              --------         ---------       -------------
         (a)      Risk-free interest rate per annum             4.75%            5.9%              5.25%
         (b)      Expected life                                3 year           2 years           2 years
         (c)      Expected volatility                            60%              63%               33%
         (d)      Expected dividend yield                        Nil              Nil               5%

         The total compensation expense of the Holding Company Options and the MSIL Options recognized in the consolidated statement of income for the year ended March 31, 1999 and March 31, 1998 was HK$2,641 and HK$2,035, respectively.

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

         During the periods presented, leasehold properties were provided free of charge to Mr. C.H. Cheng and Mr. T.P. Cheng for their residential use.

         During the year ended March 31, 1996, the Company advanced amounts to, and borrowed amounts from, directors Mr. T.P. Cheng and Mr. C.H. Cheng, who were also the beneficial controlling stockholders of the Company, and companies in which Mr. C.H. Cheng is a stockholder. All balances were made on an interest-free basis and settled on May 30, 1996.

         In addition, the Company advanced HK$1,084 in 1999, HK$508 in 1998 and HK$2,311 in 1997 to certain directors on an interest-free basis without specific repayment terms. All amounts were repaid each year.

13.      CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

         A substantial percentage of the Company's sales is made to a small number of customers and is typically on an open account basis. In no period did sales to any one customer account for 10% or more of total sales.

         Details of the amounts receivable from the five customers with the largest receivable balances at March 31, 1999 and 1998 are as follows:

                                                                      Percentage of
                                                                   accounts receivable
                                                                        March 31,
                                                                 1999               1998
                                                                 ----               ----
         Five largest receivable balances...............        35.58%              43.14%

         The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

         Bad debt provisions were HK$5,000 in 1999, HK$1,977 in 1998 and HK$1,000 in 1997. The deductions from the allowance for doubtful accounts which represented write-offs of bad debts were HK$567 in 1997.

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

         The carrying amounts of cash, accounts receivable, accounts payable, short-term borrowings and long-term debt are reasonable estimates of their fair values. The interest rates on the Company's short-term borrowings and long-term debt approximate those which would have been available at March 31, 1999 for debt of the same remaining maturities.

         All the financial instruments are for trade purposes.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)


15.      SEGMENT INFORMATION

         Contributions of the major activities, profitability information and asset information are summarized below:

                                                                                           Year ended March 31,
                                                                                  1999               1998            1997
                                                                                 -------           -------          -------
                                                                                   HK$                HK$             HK$
         Revenues from external customers
           Pearls..........................................................      230,915           262,158          248,240
           Real estate investment..........................................        4,304             5,446            5,591
                                                                                 -------           -------          -------
                                                                                 235,219           267,604          253,831
                                                                                 =======           =======          =======

         Operating income
           Pearls..........................................................       16,399            50,905           44,220
           Real estate investment..........................................          137             1,937            2,279
                                                                                 -------           -------          -------
                                                                                  16,536            52,842           46,499
                                                                                 =======           =======          =======

         Interest expense
           Pearls..........................................................          983             2,104            4,630
           Real estate investment..........................................          207               600            1,381
           Corporate asset.................................................        3,310               981              309
                                                                                 -------           -------          -------
                                                                                   4,500             3,685            6,320
                                                                                 =======           =======          =======

         Depreciation and amortization
           Pearls..........................................................        3,405             3,043            1,725
           Real estate investment..........................................          681               627            1,196
           Corporate assets................................................        1,536               386              189
                                                                                 -------           -------          -------
                                                                                   5,622             4,056            3,110
                                                                                 =======           =======          =======

         Capital expenditure for segment assets
           Pearls..........................................................       12,916            12,984            7,373
           Real estate investment..........................................         -                4,842             -
           Corporate assets................................................       32,917            25,927           18,657
                                                                                 -------           -------          -------
                                                                                  45,833            43,753           26,030
                                                                                 =======           =======          =======

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)


15.      SEGMENT INFORMATION - continued

                                                                                           Year ended March 31,
                                                                                  1999               1998            1997
                                                                                 -------           -------          -------
                                                                                   HK$                HK$             HK$
         Segment assets
           Pearls..........................................................      353,018           333,645          215,864
           Real estate investment..........................................       29,842            30,084           26,276
           Corporate assets................................................       77,093            39,621           26,335
                                                                                 -------           -------          -------
                                                                                 459,953           403,350          268,475
                                                                                 =======           =======          =======

         of which
         Long-Lived assets
           Pearls..........................................................       31,326            22,226           11,752
           Real estate investment..........................................       29,842            30,084           26,028
           Corporate assets................................................       74,838            33,915           21,110
                                                                                 -------           -------          -------
                                                                                 136,006            86,225           58,890
                                                                                 =======           =======          =======


         All of the Company's sales of pearls are coordinated through the Hong Kong subsidiaries and an analysis by destination is as follows:

                                                                                           Year ended March 31,
                                                                                  1999               1998            1997
                                                                                 -------           -------          -------
                                                                                   HK$                HK$             HK$
         Net sales:
           Hong Kong.......................................................       40,966            51,070           59,232

         Export:
           Asian countries excluding Hong Kong.............................       32,573            51,656           62,164
           North America...................................................       70,094            61,312           39,556
           Europe..........................................................       77,542            86,738           74,964
           Others..........................................................        9,740            11,382           12,324
                                                                                 -------           -------          -------
                                                                                 230,915           262,158          248,240
                                                                                 =======           =======          =======


         The Company operates in only one geographic area. The location of the Company's identifiable assets is as follows:

                                                                                                   March 31,
                                                                                  1999               1998            1997
                                                                                  ----               ----            ----
                                                                                   HK$                HK$             HK$
         Hong Kong.........................................................      345,083           319,191          176,677
         Other regions of China............................................      114,870            84,159           91,798
                                                                                 -------           -------         --------
                                                                                 459,953           403,350          268,475
SS                                                                               =======           =======          =======

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES


16.      QUARTERLY DATA (UNAUDITED)

                                                                  1st              2nd              3rd               4th
                                                                Quarter          Quarter          Quarter           Quarter
                                                                -------          -------          -------           -------
                                                                HK$'000          HK$'000          HK$'000           HK$'000
1999

Net sales                                                         51,887          57,304            44,031           77,693
Gross profit                                                      18,554          19,411            12,325           27,210
Operating income (loss)                                            5,023           8,019            (3,082)           6,576
Net income (loss)                                                  3,134           5,409            (3,451)           3,723

Basic earnings per share                                            0.73            1.26             (0.80)            0.86
Diluted earnings per share                                          0.66            1.15             (0.80)            0.83

1998


Net sales                                                         67,021          73,034            53,882           68,221
Gross profit                                                      26,630          28,915            21,872           27,329
Operating income                                                  14,023          15,283             8,025           15,511
Net income                                                        20,559          18,338             8,447           11,624


Basic earnings per share                                            4.78            4.26              1.96             2.70
Diluted earnings per share                                          4.78            4.23              1.83             2.70



Common stock price


1999 Quarter
                                  High              Low
                                  ----              ---
                                   US$              US$
First                             5.000           1.000
Second                            3.000           1.531
Third                             1.531           0.937
Fourth                            2.187           0.875


1998 Quarter

First                             2.870           1.120
Second                            2.250           1.370
Third                             2.125           1.370
Fourth                            1.750           0.625

  SUPPLEMENTAL REPORTS TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION
               15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

     No annual report or proxy material has been forwarded to securities holders of the Registrant covering the Registrant's fiscal 1999; however, if any annual report or proxy material is furnished to security holders in connection with the annual meeting of stockholders to be held in 1999, a copy of any such annual report or proxy materials shall be forwarded to the Commission when it is forwarded to security holders.

                               INDEX TO EXHIBITS

     The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
  3.1    Restated Articles of Incorporation of Man Sang Holdings,
         Inc., including the Certificate of Designation, Preferences and Rights of a Series of 100,000 Shares of Preferred Stock,
         $.001 Par Value, Designated "Series A Preferred Stock",
         filed on January 12, 1996(1)
  3.2    Certificate of Designation, Preferences and Rights of a
         Series of 100,000 Shares of Preferred Stock, $.001 Par
         Value, Designated "Series B Preferred Stock", dated April 1,
         1996(2)
  3.3    Amended Bylaws of Man Sang Holdings, Inc., effective as of
         January 10, 1996(1)
 10.1    Acquisition Agreement, Dated December   , 1995, between Unix
         Source America, Inc. and the Shareholders of Man Sang
         International (B.V.I.) Limited(1)
 10.2    Tenancy Agreement, dated June 24, 1996, between Same Fast
         Limited and Man Sang Jewellery Company Limited(3)
 10.3    Man Sang Holding, Inc. 1996 Stock Option Plan(3)
 10.4    Service Agreement, dated September 8, 1997, between Man Sang
         International Limited and Cheng Chung Hing(5)
 10.5    Service Agreement, dated September 8, 1997, between Man Sang
         International Limited and Cheng Tai Po(5)
 10.6    Service Agreement, dated September 8, 1997, between Man Sang
         International Limited and Hung Kwok Wing(5)
 10.7    Service Agreement, dated September 8, 1997, between Man Sang
         International Limited and Sio Kam Seng(5)
 10.8    Service Agreement, dated September 8, 1997, between Man Sang
         International Limited and Ng Hak Yee(5)
 10.9    Service Agreement, dated September 8, 1997, between Man Sang
         International Limited and Yan Sau Man, Amy(5)
 10.10   Contract dated November 8, 1997, between Nan'ao Shaohe Pearl
         Seawater Culture Co., Ltd. of Guangdong Province, People's
         Republic of China, Man Sang Jewellery Co., Ltd. of Hong Kong
         and Chung Yuen Company o/b Golden Wheel Jewellery Mfr. Ltd.
         of Hong Kong to establish a cooperative joint venture in
         Nan'ao County, Guangdong Province, People's Republic of
         China(6)
 10.11   Agreement dated January 2, 1998, between Overlord Investment
         Company Limited and Excel Access Limited, a subsidiary of
         the Company, pursuant to which Excel Access Limited will
         purchase certain real property located at Flat A, 33rd
         Floor, of Valverde, 11 May Road, Hong Kong for
         HK$15,050,000(6)
 10.12   Agreement for Sale and Purchase dated February 24, 1998,
         between City Empire Limited and Wealth-In Investment
         Limited, a subsidiary of the Company, pursuant to which
         Wealth-In Investment Limited purchased certain real property located at Flat B on the 20th Floor of The Mayfair, One May
         Road, Hong Kong, at a purchase price of HK$39,732,200(7)
 13.1    Annual report to security holders(4)
 21.1    Subsidiaries of the Company

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
 24.1    Power of Attorney (included on page [45])
 27.1    Financial data schedule
 99.1    Share Option Scheme of Man Sang International Limited, a
         subsidiary of the Company(6)

---------------
(1) Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K dated January 8, 1996

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

(5) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997

(6) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997

(7) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998