Form 10-Q
period 1999-06-30
MAN SANG HOLDINGS INC
filed 1999-08-12
CIK 807630

                             MAN SANG HOLDINGS, INC.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     As of June 30, 1999, 4,305,960 shares of common stock of the registrant were outstanding.

                            MAN SANG HOLDINGS, INC.

                               TABLE OF CONTENTS

                                                                               Page
                                                                               ----
 PART I - FINANCIAL INFORMATION

 ITEM 1.          Financial Statements
                  Consolidated Balance Sheet as at
                  June 30, 1999 and March 31, 1999 ..........................  F-1

                  Consolidated Statements of Income and
                  Comprehensive Income for the three months
                  ended June 30, 1999 and 1998...............................  F-3

                  Consolidated Statements of Cash Flows for
                  the three months ended June 30, 1999 and 1998..............  F-4

                  Notes to Condensed Consolidated Financial Statements.......  F-5

ITEM 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..............  1

ITEM 3.           Quantitative and Qualitative Disclosures about.............  5
                  Market Risk

PART II - OTHER INFORMATION


SIGNATURES

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET (UNAUDITED)
              (Amounts expressed in thousands except share data)

                                                                 JUNE 30, 1999          MARCH 31, 1999
                                                         ---------------------------  ------------------
                                                              US$            HK$              HK$
ASSETS
------
Current assets:

    Cash and cash equivalents                                  9,476         73,251         66,196

    Restricted cash                                            3,441         26,597         18,831

    Accounts receivable, net of allowance for doubtful         6,348         49,073         54,922
         accounts of HK$5,000 as of June 30, 1999 and
         HK$5,000 as of March 31, 1999
     Inventories

         Raw materials                                           205          1,588          1,489

         Work in progress                                      6,292         48,638         49,712

         Finished goods                                       18,003        139,161        120,116
                                                            --------       --------       --------

                                                              24,500        189,387        171,317


     Prepaid expenses                                            233          1,797          1,523

     Other current assets                                      1,645         12,716         11,158
                                                            --------       --------       --------

              Total current assets                            45,643        352,821        323,947


Long-term investments                                            702          5,430          5,430


Property, plant and equipment                                 15,124        116,909        116,603
     Accumulated depreciation                                 (2,213)       (17,107)       (15,869)
                                                            --------       --------       --------
                                                              12,911         99,802        100,734


Real estate investment                                         4,567         35,306         33,193
     Accumulated depreciation                                   (468)        (3,622)        (3,351)
                                                            --------       --------       --------
                                                               4,099         31,684         29,842

                                                            --------       --------       --------

              Total  assets                                   63,355        489,737        459,953
                                                            ========       ========       ========

                   MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEET (UNAUDITED) - CONTINUED
              (Amounts expressed in thousands except share data)

                                                                            JUNE 30, 1999          MARCH 31, 1999
                                                                   ------------------------------  --------------
                                                                             US$             HK$             HK$
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:

     Short-term borrowings                                                 4,269          33,001          26,554

     Current portion of long-term debt

         Secured bank loans                                                  573           4,429           4,429

         Capital lease obligations                                            28             214             236
                                                                   -------------- ---------------  --------------

                                                                             601           4,643           4,665


     Accounts payable                                                      3,223          24,917           8,781

     Accrued payroll and employee benefits                                   431           3,327           4,725

     Other accrued liabilities                                             1,307          10,103          10,093

     Income taxes payable                                                    635           4,910           3,984
                                                                   -------------- ---------------  --------------

              Total current liabilities                                   10,466          80,901          58,802

Long-term debt

         Secured bank loans                                                3,116          24,089          25,196

         Capital lease obligations                                            35             269             315
                                                                   -------------- ---------------  --------------

                                                                           3,151          24,358          25,511


Minority interests                                                        12,638          97,691          92,766

Stockholders' equity:

Common stock, par value US$0.001                                               4              33              33
      - authorized:  25,000,000 shares;
        issued and outstanding: 4,305,960 shares

Series A preferred stock, par value US$0.001                                   -               1               1
      - authorized, issued and outstanding: 100,000 shares;
        (entitled in liquidation to US$2,500 (HK$19,325))

Series B convertible preferred stock, par value US$0.001                       -               -               -
      - authorized:  100,000 shares; no shares outstanding

Additional paid-in capital                                                12,365          95,584          95,429
Retained earnings                                                         24,489         189,304         185,623
Foreign currency translation adjustments                                     242           1,865           1,788
                                                                   -------------- ---------------  --------------

              Total stockholders' equity                                  37,100         286,787         282,874
                                                                   -------------- ---------------  --------------

              Total liabilities and stockholders' equity                  63,355         489,737         459,953
                                                                   ============== ===============  ==============



     See accompanying notes to condensed consolidated financial statements

                   MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
                      FOR THE THREE MONTHS ENDED JUNE 30
              (Amounts expressed in thousands except share data)

                                                               THREE MONTHS ENDED JUNE 30,
                                                               ---------------------------
                                                                  1999                    1998
                                                     ------------------------------  -----------------
                                                          US$             HK$              HK$
Net sales                                                  8,802           68,040           51,887
Cost of goods sold                                        (6,020)         (46,534)         (33,333)
                                                      ----------       ----------       ----------
Gross profit                                               2,782           21,506           18,554

Rental income, gross                                         150            1,155            1,150
                                                      ----------       ----------       ----------
                                                           2,932           22,661           19,704
Selling, general and administrative expenses
   -  Pearls                                              (1,739)         (13,440)         (13,833)
   -  Real estate investment                                (101)            (777)            (848)
                                                      ----------       ----------       ----------
Operating income                                           1,092            8,444            5,023

Non-operating items
   -  Interest expense                                      (150)          (1,165)          (1,062)
   -  Interest income                                        123              948              575
   -  Other income                                            13              103              160
                                                      ----------       ----------       ----------
Income before income taxes and minority interest           1,078            8,330            4,696

Provision for income taxes                                  (368)          (2,844)             (82)
                                                      ----------       ----------       ----------
Income before minority interest                              710            5,486            4,614

Minority interest                                           (234)          (1,805)          (1,480)
                                                      ----------       ----------       ----------
Net income                                                   476            3,681            3,134

Other comprehensive income, before tax
   -  Foreign currency translation adjustments                10               77             (293)
   -  Income tax expense                                       0                0                0
                                                      ----------       ----------       ----------
Other comprehensive income, net of tax                        10               77             (293)
                                                      ----------       ----------       ----------

Comprehensive income                                         486            3,758            2,841
                                                      ==========       ==========       ==========


Basic earnings per common share                             0.11             0.85             0.73
                                                      ==========       ==========       ==========


Diluted earnings per common share                           0.11             0.82             0.66
                                                      ==========       ==========       ==========

Weighted average number of shares
   of common stock
   - for basic earnings per share                      4,305,960        4,305,960        4,305,960
                                                      ==========       ==========       ==========

   - for diluted earnings per share                    4,482,359        4,482,359        4,721,408
                                                      ==========       ==========       ==========


      See accompanying notes to condensed consolidated financial statements

                   MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      FOR THE THREE MONTHS ENDED JUNE 30
                       (Amounts expressed in thousands)

                                                                   THREE MONTHS ENDED JUNE 30,
                                                                   ---------------------------
                                                                    1999                    1998
                                                          --------------------------- ---------------
                                                             US$             HK$             HK$
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                       476        3,681        3,134
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for doubtful debts                                    0            0          520
   Compensation expense                                           20          157        1,184
   Depreciation and amortization                                 193        1,489        1,384
   Loss on sale of property, plant and equipment                   0            2            1
   Minority interests                                            234        1,805        1,480
Changes in operating assets and liabilities:
   Accounts receivable                                           756        5,848       (2,199)
   Inventories                                                (2,326)     (17,979)     (10,760)
   Prepaid expenses                                              (35)        (274)       1,225
   Other current assets                                         (200)      (1,548)      (2,123)
   Accounts payable                                            2,086       16,124        4,054
   Accrued payroll and employee benefits                        (181)      (1,398)         (63)
   Other accrued liabilities                                       0            5         (156)
   Income taxes payable                                          120          926          (55)
                                                             -------      -------      -------
Net cash provided by (used in) operating activities            1,143        8,838       (2,374)
                                                             -------      -------      -------

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                   (312)      (2,416)     (33,967)
    Increase in restricted cash                               (1,005)      (7,767)       6,311
    Purchase of a subsidiary                                    (600)      (4,638)           0
    Proceeds from sale of property, plant and equipment            0            0            1
                                                             -------      -------      -------
Net cash used in investing activities                         (1,917)     (14,821)     (27,655)
                                                             -------      -------      -------

CASH FLOW FROM FINANCING ACTIVITIES:
    Repayment of bank overdrafts                                   0            0       (2,702)
    Repayment of short-term  borrowings                         (744)      (5,752)      (4,805)
    Repayment of long-term debt                                 (152)      (1,176)      (4,398)
    Increase in bank overdrafts                                    0            0        2,702
    Increase in short-term  borrowings                         1,578       12,199        4,504
    Increase in long-term debt                                     0            0       20,000
    Net proceeds from issuance of shares by a subsidiary       1,000        7,730            0
                                                             -------      -------      -------
Net cash provided by financing activities                      1,682       13,001       15,301
                                                             -------      -------      -------

Net increase (decrease) in cash and cash equivalents             908        7,018      (14,728)
Cash and cash equivalents at beginning of period               8,564       66,196       83,918
Exchange adjustments                                               4           37         (295)
                                                             -------      -------      -------
Cash and cash equivalents at end of period                     9,476       73,251       68,895
                                                             =======      =======      =======

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest and financing charges                              164        1,264          739
                                                             -------      -------      -------
     Income taxes                                                248        1,918          137
                                                             -------      -------      -------

      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (UNAUDITED)

1.  INTERIM FINANCIAL PRESENTATION

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The March 31, 1999 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the annual report of Man Sang Holdings, Inc. (the "Company") on Form 10-K for the fiscal year ended March 31, 1999. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented.


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

The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of Hong Kong dollar amounts into United States dollars are for convenience only and have been made at the rate of HK$7.73 to US$1, the approximate free rate of exchange at June 30, 1999. Such translations should not be construed as representations that Hong Kong dollars amounts could be converted into United States dollars at that rate or any other rate.


3.  EARNINGS PER SHARE ("EPS")

EPS is calculated in accordance with SFAS No. 128. Per share data is calculated using the weighted average number of shares of common stock outstanding during the period. The reconciliation of the basic and diluted EPS is as follows:

                               For the Quarter Ended June 30, 1999
                               -----------------------------------

                              (Numerator)    (Denominator)       EPS
Basic EPS
Net income available
to common stockholders          476,161       4,305,960          0.11
                                                                 ====

Effect of dilutive
stock options granted
by the Company                        -         176,399
                                -------       ---------

Diluted EPS
Net income available to
common stockholders,
including conversion            476,161       4,482,359          0.11
                                =======       =========          ====

The effect on consolidated EPS of dilutive stock options granted and issued by Man Sang International Limited ("MSIL"), the Company's subsidiary listed on The Stock Exchange of Hong Kong Limited (the "Hong Kong Stock Exchange"), was not included in the computation of diluted EPS because the exercise prices of such options were greater than their average market prices.

During the quarter ended June 30, 1999, options granted on September 16, 1997 under the Company's 1996 Stock Option Plan to purchase 100,000 shares of the Company's Common Stock lapsed following the resignation of an executive officer.

4.  SEGMENT INFORMATION

Reportable segment profit or loss, and segment assets are disclosed as follows:


              Reportable Segment Profit or Loss, and Segment Assets
              -----------------------------------------------------

                                                Quarter ended June 30
                                                 1999           1998
                                              US$'000        US$'000
Revenues from external customers
Pearls                                          8,802          6,712
Real estate investment                            150            149
                                               ------         ------
                                                8,952          6,861
                                               ======         ======

Interest expense
Pearls                                             72             83
Real estate investment                              0              0
                                               ------         ------
                                                   72             83
                                               ======         ======


Depreciation and amortization
Pearls                                            120            108
Real estate investment                             23             22
                                               ------         ------
                                                  143            130
                                               ======         ======

Segment profit
Pearls                                          1,080            577
Real estate investment                             49             39
                                               ------         ------
                                                1,129            616
                                               ======         ======

Segment assets
Pearls                                         49,331         41,338
Real estate investment                          4,099          3,871
                                               ------         ------
                                               53,430         45,209
                                               ======         ======

Capital expenditure for segment assets
Pearls                                            312            136
Real estate investment                              0              0
                                               ------         ------
                                                  312            136
                                               ======         ======

5.  DISCLOSURE OF GEOGRAPHIC INFORMATION

All of the Company's sales of pearls are co-ordinated through its Hong Kong subsidiaries and an analysis by destination is as follows:

                                         Quarter ended June 30
                                             1999        1998
                                          US$'000     US$'000
Net sales:
 Hong Kong                                 1,419       1,508

Export:
 Asian countries excluding Hong Kong       1,963         999
 North America                             2,435       1,681
 Europe                                    2,703       2,297
 Others                                      282         227
                                           -----       -----
                                           8,802       6,712
                                           =====       =====

A majority of sales (by dollar amount) in Hong Kong are for re-export to North America and Europe.

The Company operates in only one geographic area. The location of the Company's identifiable assets is as follows:

                             June 30, 1999     March 31, 1999
                                   US$'000            US$'000

Hong Kong                           45,441             44,641
Other regions of The People's
         Republic of China          17,914             14,859
                                    ------             ------
                                    63,355             59,500
                                    ======             ======


6.  DISCLOSURE ABOUT MAJOR CUSTOMERS

A substantial percentage of the Company's sales is made to a small number of customers and is typically on an open account basis. In no periods did sales to any one customer account for 10% or more of total sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. This Management's Discussion and Analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and with the Company's annual report on Form 10-K for the year ended March 31, 1999.

RESULTS OF OPERATIONS

Net sales for the quarter ended June 30, 1999 increased by $2.1 million to $8.8 million, representing a 31.1% growth when compared to net sales of $6.7 million during the same period in 1998. The increase in net sales was mainly attributable to (i) an increase by 162.7% and 102.7%, respectively, in the net sales of Chinese freshwater pearls and South Sea pearls; and (ii) a 17.7%, 44.9% and 96.5% increase, respectively, in net sales in Europe, North America, and Asian countries excluding Hong Kong, during the quarter ended June 30, 1999 when compared to the same period in 1998. The Company attributes such increases in net sales in part to its increased sales efforts and its shift in product mix toward Chinese freshwater pearls, and in part to more stabilized currency and financial markets in Asia during the quarter ended June 30, 1999 when compared to the quarter ended June 30, 1998.

Gross profit for the quarter ended June 30, 1999 increased by $0.4 million, or 15.9%, to $2.8 million, compared to $2.4 million for the same period in 1998. As a percentage of net sales, gross profit decreased from 35.8% for the quarter ended June 30, 1998 to 31.6% for the same period in 1999. The decrease in gross profit margin resulted from, at least in part, the shift in the Company's product mix from saltwater cultured pearls toward lower priced freshwater pearls of comparable size and quality. Chinese freshwater pearls represented 40.1% of net sales for the quarter ended June 30, 1999 as compared to 20.0% of net sales for the same period in 1998, while Chinese cultured pearls (with relatively higher gross profit margin) represented only 30.3% of net sales for the quarter ended June 30, 1999, compared to 55.3% of net sales for the same period in 1998.

Rental Income

Gross rental income for the quarter ended June 30, 1999 was around $150K,* approximately the same as that of the same period in 1998. The occupancy rate in the Man Sang Industrial City facility located in Shenzhen, the People's Republic of China ("PRC") was 74.0% as at June 30, 1999.


--------
**As used in this 10-Q, the letter "K" appearing immediately after a dollar amount denotes rounding to the nearest $1,000; as an example, $250,499 may be rounded to "$250K".

Selling, General and Administrative Expenses ("SG&A")

SG&A expenses were $1.8 million, consisting of $1.7 million attributable to pearl operations and $0.1 million attributable to real estate operations, for the quarter ended June 30, 1999, a decrease of approximately $60K, or 3.2%, from $1.9 million, consisting of $1.8 million attributable to pearl operations and $0.1 million attributable to real estate operations, for the same period in 1998. As a percentage of net sales, SG&A from pearl operations decreased from 26.7% for the quarter ended June 30, 1998 to 19.8% for the same period in 1999, while SG&A from real estate operations decreased from 1.6% for the quarter ended June 30, 1998 to 1.1% for the same period in 1999.

Interest Income

Net interest expense decreased by $35K, or 55.6%, to $28K from the comparable period in the prior year. The decrease in net interest expense was due principally to an increase in interest income of $48K, derived from the increase of net cash balance during the period. In addition, the Company's weighted average short-term borrowing rate decreased from 10.25% per annum for the quarter ended June 30, 1998 to 7.0% for the same period in 1999.

Income Taxes

Income taxes and provision therefor for quarter ended June 30, 1999 increased by $357K to $368K as compared to only $11K for the same period in 1998. Such significant increase was principally due to:-

- an increase in operating income as a result of increases in net sales and gross profit;

- a PRC subsidiary, which was previously exempted from PRC income taxes, started paying income tax at a rate of 7.5% during calendar year of 1999; and

- another PRC subsidiary, which was previously entitled for a 50% relief from PRC income taxes, started paying income tax at a rate of 15% during calendar year of 1999.

Under the PRC Foreign Investment Enterprise and Foreign Enterprise Income Tax Law, three operating subsidiaries of the Company, namely Man Hing Industry Development (Shenzhen) Co. Ltd., Damei Pearls Jewellery Goods (Shenzhen) Co. Ltd., and Tangzhu Jewellery Goods (Shenzhen) Co. Ltd., all of which are located in the Shenzhen Special Economic Zone of the PRC, are (i) exempted from PRC income taxes on income derived from pearls processing operations (but not any rental income) for two years, beginning with the first profitable year of operation, and (ii) entitled to a 50% relief from PRC income taxes on income derived from pearls processing operations (but not any rental income) for the three years after the expiration of the two-year tax exemption. Since the three subsidiaries first became profitable in the years 1994, 1995 and 1997, the exemptions expired in the years 1996, 1997 and 1999; and the 50% relief expire in the years 1999, 2000 and 2002, respectively.

Net Income

Net income for the quarter ended June 30, 1999 increased by $71K to $476K, representing a 17.4% increase from $405K for the same period in 1998. The increase was attributable to, among other things, an increase in net sales during the quarter ended June 30, 1999.

Excluding income taxes and minority interests, the operating profit during the quarter ended June 30, 1999 was $1.1 million, representing a 77.4% increase, compared to that of $607K during the same period in 1998.

Liquidity and Capital Resources

The Company's primary liquidity needs are to fund accounts receivable and inventories and, to a lesser extent, to expand its business operations. At June 30, 1999, the Company had working capital of $35.2 million and a cash balance of $12.9 million, compared to working capital of $34.3 million and a cash balance of $11.0 million at March 31, 1999. The current ratio was 4.4 as at June 30, 1999 as compared with that of 5.5 as at March 31, 1999. Net cash provided by operating activities was $1.1 million for the quarter ended June 30, 1999, while net cash used in operating activities was $307K for the same period in 1998. The increase in working capital during the quarter ended June 30, 1999, is mainly due to (i) a net increase in cash and cash equivalents of $0.9 million during the period (as compared to a net decrease in cash and cash equivalents of $1.9 million for the quarter ended June 30, 1998); and (ii) a decrease in accounts receivable of approximately $756K.

During the quarter ended June 30, 1999, a subsidiary of the Company in the PRC obtained an additional short-term loan of approximately $964K (Renminbi 8.0 million). The proceeds of such loan were used to purchase pearls and finance daily operating activities of the Company's PRC subsidiaries. The main purpose of the loan is to minimize the impact of any devaluation of the Renminbi. Taking such loan into account, the total short-term borrowings by the Company's subsidiaries in the PRC amounted to approximately $4.2 million, which borrowings are secured by deposits of an aggregate amount of $3.0 million and the mortgage of 5 buildings in Man Sang Industrial City.

Inventories increased by $2.4 million to $24.5 million at June 30, 1999 and the inventory turns improved from 12.7 months as at March 31, 1999 to 11.4 months as at June 30, 1999. The increase in inventories was attributable to higher purchasing and production to meet increased demand for the freshwater pearls.

Long-term debt (including current portion of long-term debt) was $3.7 million at June 30, 1999, a decrease of $152K compared to that at March 31, 1999. The decrease was attributable to repayment of installment loan during the quarter ended June 30, 1999. The gearing ratio was 0.56 at June 30, 1999, compared to
0.53 at March 31, 1999. The increase in gearing ratio was mainly due to an increase in short-term borrowings of approximately $964K by a subsidiary in PRC, which increase is secured by a deposit of $1.0 million.

The Company had available working capital facilities of $7.1 million in total with various banks at June 30, 1999. Such banking facilities include letter of credit arrangements, import loans, overdraft protection and other facilities commonly used in the jewelry business. All such banking facilities bear interest at floating rates generally based on prime lending rates, and are subject to periodic review. At June 30, 1999, the Company only utilized approximately $19K of its credit facilities.

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

The Company has updated and tested its local area network computer system, its computerized lock, and any other computer, information or operational network, system, software to be Year 2000 compliance. The Company believes that the internal risks associated with the Year 2000 Issue are minimal. However, the Company's customers, suppliers and other external relationships may present risks over which the Company has no control.

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

There can be no assurance that the Company's compliance program will be successful or that the date change from 1999 to 2000 will not adversely affect the Company's operations and financial results, nor can there be any assurance that the systems of third parties with which the Company does business will be timely converted, or that a failure to convert by any such third party, or a conversion that is incompatible with the Company's networks or systems, would not have an adverse effect on the Company. However, the Company does not anticipate that its operation or services will experience any interruption or disruption as a result of any failure, and any such disruption will be insignificant because, as a contingency plan, any activities that are currently handled by a computerized system can be handled manually without much difficulty or any material additional cost. The Company has not incurred material operation expenses or investments in networks and systems improvements in connection with Year 2000 compliance.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the quarter ended June 30, 1999, the Company made approximately 60.9% of its purchases in Renminbi, with the remaining amounts mainly settled in Hong Kong dollars, US dollars and Japanese Yen (only 6% of total purchase). Although Renminbi has not been devalued, the Company's Management believes that more likely than not (i) the Renminbi will be devalued in the foreseeable future, and
(ii) the Company will be able to purchase its pearls at lower prices (in US dollar terms).

The Company's policy is to denominate all its sales in either US dollar or Hong Kong dollars. Since Hong Kong dollars remained "pegged" to the US dollar throughout the period, the Company's sales proceeds have thus far had very minimal exposure to foreign exchange fluctuations.

Therefore, since purchases are made in currencies that have devaluation pressure and sales are made in US dollars, the currency risk in the foreseeable future should be immaterial, and the Company's Management determined that no derivative contracts such as forward contracts and options to hedge against foreign exchange fluctuations were necessary during the quarter.

In addition, the Company's interest expense is sensitive to fluctuations in the general level of Hong Kong interest rates. The interest rates of the installment loans, with principal amount of approximately $3.2 million, was HIBOR+3.0% during the 3-month period (where HIBOR represents Hong Kong Interbank Offered
Rate). All other installment loans and banking facilities of the Company bear interest at floating rates generally based on prime lending rates, which are subject to periodic review.

The Company does not expect significant changes in Hong Kong interest rates in the foreseeable future. As at June 30, 1999, the aggregate amount outstanding under all banking facilities and the installment loans was approximately $3.7 million. Therefore, even a change of 0.5% in HIBOR and prime lending rates will lead to an increase in interest expense of only approximately $18,500 per annum.

As a result, the Company believes that the risk associated with fluctuations in interest rate is immaterial, and no derivative contracts are necessary.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

The Company is the sole parent of Man Sang International (B.V.I.) Limited, a company incorporated in the British Virgin Islands ("MSBVI"). As at August 2, 1999, MSBVI in turn legally and beneficially owned approximately 73.28% of the issued and outstanding shares of Man Sang International Limited, a company incorporated as an exempted company under the Companies Act 1981 of Bermuda ("MSIL"). MSIL is listed on the Hong Kong Stock Exchange.

MSIL'S SHAREHOLDERS APPROVED FINAL DIVIDEND FOR THE YEAR ENDED MARCH 31, 1999

On August 2, 1999, MSIL's shareholders approved a final dividend for the year ended March 31, 1999 in the amount of HK$0.01 per share, payable to shareholders whose names appeared on MSIL's register of shareholders on August 2, 1999.

On August 2, 1999, MSIL had 484,463,506 shares issued and outstanding. A cash dividend of HK$4,844,635.06 will be payable to MSIL's shareholders on September 7, 1999.

BONUS ISSUE OF WARRANTS BY MSIL

On August 2, 1999, MSIL's shareholders also approved a "Bonus Issue of Warrants" (i.e., a distribution of warrants) to MSIL's shareholders on the basis of one warrant for every five shares of MSIL held on August 2, 1999. Each warrant entitles the holder thereof to subscribe in cash at an initial subscription price of HK$0.40 per share (subject to adjustment). The closing price of MSIL's shares on August 2, 1999, as quoted on the Hong Kong Stock Exchange, was HK$0.37 per share.

The warrants will be issued in early September, 1999, in registered form and will be exercisable at any time from September 14, 1999 until 4:00 p.m. on September 13, 2001, both dates inclusive. New shares issued on the exercise of the warrants will rank pari passu in all respects with the shares existing on the relevant exercise date.

Fractional entitlements to the warrants will not be issued to MSIL's shareholders but will be aggregated and sold and any net proceeds of such sales will be retained for the benefit of MSIL.

Documents relating to the Bonus Issue of Warrants have not been registered or filed under the securities or equivalent legislation of any jurisdiction other than Bermuda and Hong Kong. As a result, warrants will not be issued to shareholders whose addresses as shown on MSIL's register of shareholders on August 2, 1999 were outside Hong Kong (the "Overseas Shareholders"). Arrangements will be made for the warrants that would otherwise be issued to the Overseas Shareholders to be sold as soon as practicable. Any net proceeds of such sales, will be distributed in Hong Kong dollars to such Overseas Shareholders pro rata to their respective shareholdings in MSIL, provided that amounts of less than HK$100 will not be distributed but will be retained for the benefit of MSIL.

The Bermuda Monetary Authority has already granted its approval of the issuance of the warrants. MSIL has applied, with the Hong Kong Stock Exchange, for the listing of, and the permission to deal in, the warrants and any shares to be issued upon the exercise of the warrants. MSIL expects that dealings in the warrants will commence on September 14, 1999. The proposed board lot for trading is 20,000 warrants, with an aggregate exercise price of HK$8,000.

PLACEMENT OF NEW SHARES OF MSIL

On August 6, 1999, MSIL entered into a conditional placing agreement with Kingsway SW Securities Limited ("Kingsway"), pursuant to which MSIL appointed Kingsway and Kingsway agreed to accept the appointment, as placing agent on a fully underwritten basis in respect of the placing (the "Placing") of 40,000,000 new shares (the "Placing Shares") in the capital of MSIL at a price of HK$0.33 per share (the "Placing Price"). No director, chief executive, or substantial shareholder of MSIL, is a director, chief executive, or substantial shareholder of Kingsway.

The Placing Shares represented approximately 8.26% of MSIL's total issued share capital as at August 6, 1999, and approximately 7.63% of MSIL's issued share capital as enlarged by the issue of the Placing Shares. The Placing Shares would be issued under the general mandate granted by MSIL's shareholders on August 2, 1999, to MSIL's directors, and when fully paid, allotted and issued, would rank pari passu in all respects with the existing shares of MSIL.

Kingsway undertook to place the Placing Shares to more than six placees who would be institutional, professional and/or other investors, independent of the directors, chief executives or substantial shareholders of MSIL, or any of MSIL's subsidiaries or an associate of any of them (as defined in The Rules Governing the Listing of Securities on the Hong Kong Stock Exchange).

The Placing Price of HK$0.33 per share represented a discount of approximately 13.16% to the closing price of HK$0.38 per share as quoted on the Hong Kong Stock Exchange on August 6, 1999 and a discount of approximately 10.81% to the average closing price of HK$0.37 per share as quoted on the Hong Kong Stock Exchange on the last ten trading days up to and including August 6, 1999.

The Placing Price was negotiated on an arm's length basis between MSIL and Kingsway. The board of directors of MSIL considered the Placing to be fair and reasonable to MSIL and its shareholders as a whole.

MSIL and Kingsway expect to close the Placing on or about August 21, 1999 (or on such other date as both parties may mutually agree), which is conditional upon
(i) the Hong Kong Stock Exchange granting its approval for the listing of, and permission to deal in, the Placing Shares; and (ii) the filing of the relevant documents or obtaining of the necessary waiver relating to the Placing as required by Bermuda law.

Net proceeds of the Placing were estimated to be approximately HK$12.75 million, which would be used in development of retail market for pearls and pearl products in the PRC, and as general working capital.

The exercise price of MSIL's bonus warrants (as described above) might, as a result of the Placing, be adjusted in accordance with the terms of the warrant instrument, subject to confirmation by the auditors of MSIL or a merchant bank approved by MSIL.

Upon completion of the Placing, MSIL would have 524,463,506 shares issued and outstanding. The legal and beneficial ownership of MSBVI would be reduced from 73.28% to 67.69% of the issued and outstanding shares of MSIL.


ITEM 6. EXHIBITS

(A)      Exhibits

Exhibit No.       Description

27.1              Financial Data Schedule

(B)      Reports on Form 8-K

None

                                    SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, Man Sang Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        MAN SANG HOLDINGS, INC.

Date:    August 12, 1999


                                        By:  /s/ Sun Kam Fai, Zacky
                                            --------------------------------
                                                 Sun Kam Fai, Zacky
                                                 Chief Financial Officer

                                INDEX TO EXHIBITS


The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.


Exhibit No.                Description

27.1                       Financial Data Schedule