Form 10-Q
period 1999-09-30
MAN SANG HOLDINGS INC
filed 1999-11-12
CIK 807630

                             MAN SANG HOLDINGS, INC.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

         AS OF SEPTEMBER 30, 1999, 4,305,960 SHARES OF COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

                             MAN SANG HOLDINGS, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
         Consolidated Balance Sheets as at
          September 30, 1999 and March 31, 1999.............................F-1

         Consolidated Statements of Income and
          Comprehensive Income for the three months
          ended September 30, 1999 and 1998 and six
          months ended September 30, 1999 and 1998..........................F-3

         Consolidated Statements of Cash Flows for
          the six months ended September 30, 1999
          and 1998..........................................................F-4

         Notes to Consolidated Financial Statements.........................F-5


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......................1


Item 3.  Quantitative and Qualitative Disclosures
          about Market Risk ..................................................5



PART II - OTHER INFORMATION...................................................7



SIGNATURES

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)
               (Amounts expressed in thousands except share data)





                                                                   September 30, 1999                        March 31, 1999
                                                             -----------------------------------------  -------------------------
                                                              S$                        HK$                        HK$
ASSETS

Current assets:
    Cash and cash equivalents                                       9,818                      75,889                     66,196
    Restricted cash                                                 5,765                      44,569                     18,831
    Accounts receivable, net of allowance for doubtful              7,502                      57,990                     54,922
         accounts of HK$5,000 as of September 30, 1999 and
         HK$5,000 as of March 31, 1999
     Inventories
         Raw materials                                                385                       2,975                      1,489
         Work in progress                                           4,284                      33,120                     49,712
         Finished goods                                            19,097                     147,620                    120,116
                                                             -------------  --------------------------  -------------------------
                                                                   23,766                     183,715                    171,317

     Prepaid expenses                                                 131                       1,011                      1,523
     Other current assets                                           1,866                      14,427                     11,158
                                                             -------------  --------------------------  -------------------------
              Total current assets                                 48,848                     377,601                    323,947

Long-term investments                                                 702                       5,430                      5,430

Property, plant and equipment                                      15,081                     116,579                    116,603
     Accumulated depreciation                                      (2,381)                    (18,411)                   (15,869)
                                                             -------------  --------------------------  -------------------------
                                                                   12,700                      98,168                    100,734

Real estate investment                                              4,692                      36,270                     33,193
     Accumulated depreciation                                        (496)                     (3,838)                    (3,351)
                                                             -------------  --------------------------  -------------------------
                                                                    4,196                      32,432                     29,842

                                                             ------------   --------------------------  -------------------------
              Total  assets                                        66,446                     513,631                    459,953
                                                             =============  ==========================  =========================


     See accompanying notes to condensed consolidated financial statements

                                      F-1
                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET (Unaudited) - continued
               (Amounts expressed in thousands except share data)



                                                                    September 30, 1999                        March 31, 1999

                                                                   S$                HK$                        HK$
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

     Short-term borrowings                                           6,544                      50,588                     26,554
     Current portion of long-term debt
         Secured bank loans                                            573                       4,429                      4,429
         Capital lease obligations                                      25                         191                        236
                                                              -------------  --------------------------  -------------------------
                                                                       598                       4,620                      4,665

     Accounts payable                                                1,221                       9,434                      8,781
     Accrued payroll and employee benefits                             704                       5,442                      4,725
     Other accrued liabilities                                       1,219                       9,426                     10,093
      Income taxes payable                                             728                       5,628                      3,984
                                                              -------------  --------------------------  -------------------------
              Total current liabilities                             11,014                      85,138                     58,802

Long-term debt
         Secured bank loans                                          2,973                      22,981                     25,196
         Capital lease obligations                                      29                         222                        315
                                                              -------------  --------------------------  -------------------------
                                                                     3,002                      23,203                     25,511

Minority interests                                                  15,966                     123,420                     92,766

Stockholders' equity:
Common stock, par value US$0.001                                         4                          33                         33
      - authorized:  25,000,000 shares;
         issued and outstanding: 4,305,960 shares
Series A preferred stock, par value US$0.001                             -                           1                          1
      - authorized, issued and outstanding: 100,000 shares;
         (entitled in liquidation to US$2,500 (HK$19,325))
Series B convertible preferred stock, par value US$0.001                 -                           -                          -
      - authorized:  100,000 shares; no shares outstanding
Additional paid-in capital                                          11,000                      85,031                     95,429
Retained earnings                                                   25,254                     195,215                    185,623
Foreign currency translation adjustments                               206                       1,590                      1,788
                                                              -------------  --------------------------  -------------------------
              Total stockholders' equity                            36,464                     281,870                    282,874
                                                              =============  ==========================  =========================
              Total liabilities and stockholders' equity            66,446                     513,631                    459,953
                                                              =============  ==========================  =========================





     See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
                 FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30
               (Amounts expressed in thousands except share data)

                                                  Three Months Ended September 30,           Six Months Ended September 30,
                                                       1999                1998                  1999                  1998
                                                  -------------------------------------  -----------------------------------------
                                                   US$         HK$          HK$             US$           HK$           HK$

Net sales                                              9,276      71,700       57,304         18,078        139,740       109,191
Cost of goods sold                                    (6,062)    (46,856)     (37,893)       (12,082)       (93,390)      (71,226)
                                                  -----------  ---------- ------------   ------------   ------------  ------------
Gross profit                                           3,214      24,844       19,411          5,996         46,350        37,965

Rental income, gross                                     140       1,090        1,088            290          2,245         2,238
                                                  -----------  ---------- ------------   ------------   ------------  ------------
                                                       3,354      25,934       20,499          6,286         48,595        40,203
Selling, general and administrative expenses
   -  Pearls                                          (1,837)    (14,202)     (10,865)        (3,576)       (27,642)      (24,698)
   -  Real estate investment                            (102)       (795)      (1,615)          (203)        (1,572)       (2,463)
                                                  -----------  ---------- ------------   ------------   ------------  ------------
Operating income                                       1,415      10,937        8,019          2,507         19,381        13,042

Non-operating items
   -  Interest expense                                  (171)     (1,312)      (1,307)          (321)        (2,477)       (2,369)
   -  Interest income                                    118         917        1,758            241          1,865         2,333
   -  Other income                                        14         104          169             27            207           329
                                                  -----------  ---------- ------------   ------------   ------------  ------------
Income before income taxes and minority interest       1,376      10,646        8,639          2,454         18,976        13,335

Provision for income taxes                              (146)     (1,133)        (700)          (514)        (3,977)         (782)

                                                  -----------  ---------- ------------   ------------   ------------  ------------
Income before minority interest                        1,230       9,513        7,939          1,940         14,999        12,553

Minority interest                                       (465)     (3,602)      (2,530)          (699)        (5,407)       (4,010)

                                                  -----------  ---------- ------------   ------------   ------------  ------------
Net income                                               765       5,911        5,409          1,241          9,592         8,543


Other comprehensive income, before tax
  - Foreign currency translation adjustments             (36)       (275)      (7,933)           (26)          (198)       (8,226)
  - Income tax expense                                     0           0            0              0              0             0
                                                  -----------  ---------- ------------   ------------   ------------  ------------
Other comprehensive income, net of tax                   (36)       (275)      (7,933)           (26)          (198)       (8,226)
                                                  -----------  ---------- ------------   ------------   ------------  ------------

Comprehensive income                                     729       5,636       (2,524)         1,215          9,394           317
                                                  ===========  ========== ============   ============   ============  ============





Basic earnings per common share                         0.18        1.37         1.26           0.29           2.23          1.98
                                                  ===========  ========== ============   ============   ============  ============

Diluted earnings per common share                       0.17        1.34         1.15           0.28           2.15          1.81
                                                  ===========  ========== ============   ============   ============  ============


Weighted average number of shares of
   of common stock
   - for basic earnings per share                  4,305,960   4,305,960    4,305,960      4,305,960      4,305,960     4,305,960
                                                  ===========  ========== ============   ============   ============  ============

   - for diluted earnings per share                4,399,078   4,399,078    4,688,785      4,464,366      4,464,366     4,712,104
                                                  ==========   =========  ===========    ============   ============  ============




      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                      FOR THE SIX MONTHS ENDED SEPTEMBER 30
                        (Amounts expressed in thousands)

                                                                          Six Months Ended September 30,
                                                                              1999                                1998
                                                            ------------------------------------------  -------------------------
                                                            US$                        HK$                        HK$
Cash flow from operating activities:
Net income                                                          1,241                       9,592                      8,543
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for doubtful debts                                         0                           0                      1,523
   Compensation expense                                                41                         314                      2,366
   Depreciation and amortization                                      389                       3,008                      2,745
   Loss (gain) on sale of property, plant and equipment                 0                           2                         (1)
   Minority interests                                                 699                       5,407                      4,010
Changes in operating assets and liabilities:
   Accounts receivable                                               (397)                     (3,068)                    (1,721)
   Inventories                                                     (1,714)                    (12,250)                     1,736
   Prepaid expenses                                                    66                         512                        841
   Other current assets                                              (421)                     (3,254)                    (2,645)
   Accounts payable                                                    82                         633                      1,146
   Accrued payroll and employee benefits                               28                         717                      2,905
   Other accrued liabilities                                          (87)                       (676)                     2,748
   Income taxes payable                                               476                       1,643                        540
                                                            --------------  -------------------------   --------------------------
Net cash provided by operating activities                             403                       2,580                     24,736
                                                            --------------  -------------------------   --------------------------

Cash flow from investing activities:
    Purchase of property, plant and equipment                        (391)                     (3,025)                   (35,465)
    Increase in restricted cash                                    (3,330)                    (25,738)                    (3,031)
    Purchase of a subsidiary                                         (600)                     (4,638)                         0
    Proceeds from sale of property, plant and equipment                 0                           0                         11
                                                             -------------  --------------------------  --------------------------
Net cash used in investing activities                              (4,321)                    (33,401)                   (38,485)
                                                             -------------  --------------------------  --------------------------

Cash flow from financing activities:
    Repayment of bank overdrafts                                        0                           0                     (2,702)
    Repayment of short-term borrowings                             (1,750)                    (13,529)                    (9,396)
    Repayment of long-term debt                                      (304)                     (2,353)                   (10,255)
    Increase in bank overdrafts                                         0                           0                      2,702
    Increase in short-term borrowings                               4,859                      37,562                     25,868
    Increase in long-term debt                                          0                           0                     20,000
    Dividend paid to minority shareholders of a subsidiary           (167)                     (1,292)                         0
    Net proceeds from issuance of shares by a subsidiary            1,000                       7,730                          0
    Net proceeds from placing of shares by a subsidiary             1,649                      12,751                          0
                                                            --------------  --------------------------  -------------------------
Net cash provided by financing activities                           5,287                      40,869                     26,217
                                                            --------------  --------------------------  -------------------------

Net increase in cash and cash equivalents                           1,369                      10,048                     12,468
Cash and cash equivalents at beginning of period                    8,564                      66,196                     83,918
Exchange adjustments                                                  (46)                       (355)                    (8,538)
                                                            ==============  ==========================  =========================
Cash and cash equivalents at end of period                          9,887                      75,889                     87,848
                                                            ==============  ==========================  =========================

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest and financing charges                                   328                       2,535                      1,970
                                                            --------------  --------------------------  -------------------------
     Income taxes                                                     302                       2,334                        254
                                                            --------------  --------------------------  -------------------------


      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (UNAUDITED)



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

The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. Unless otherwise indicated as Hong Kong dollars or HK$, all financial information contained herein is presented in United States dollars. The translations of Hong Kong dollar amounts into United States dollars are for convenience only and have been made at the rate of HK$7.73 to US$1, the approximate free rate of exchange at September 30, 1999. Such translations should not be construed as representations that Hong Kong dollar amounts could be converted into United States dollars at that rate or any other rate.

3.  EARNINGS PER SHARE ("EPS")

EPS is calculated in accordance with SFAS No. 128. Per share data is calculated using the weighted average number of shares of common stock outstanding during the period.

The reconciliation of the basic and diluted EPS is as follows:

                                                       For the Quarter Ended September 30, 1999
                                                       ----------------------------------------
                                            Earnings               Number of shares                EPS
                                             US$                                                   US$
Basic EPS
Net income available
to common stockholders                        764,648                    4,305,960                  0.18
                                                                                                    ====

Effect of dilutive
stock options granted
by the Company                                  -                           93,118

Diluted EPS
Net income available to
common stockholders,
including conversion                          764,648                    4,399,078                  0.17
                                              =======                    =========                  ====



                                                     For the Six months ended September 30, 1999
                                                     -------------------------------------------
                                            Earnings                   No. of shares             EPS
                                             US$                                                 US$

Basic EPS
Net income available
to common stockholders                      1,240,809                    4,305,960                  0.29
                                                                                                    ====

Effect of dilutive
stock options granted
by the Company                                  -                          158,406

Diluted EPS
Net income available to
common stockholders,
including conversion                        1,240,809                    4,464,366                  0.28
                                            =========                    =========                  ====

The effect on consolidated EPS of dilutive stock options granted and issued by Man Sang International Limited ("MSIL"), the Company's subsidiary listed on The Stock Exchange of Hong Kong Limited (the "Hong Kong Stock Exchange"), was not included in the computation of diluted EPS because the exercise prices of such options were greater than their average market prices.

4.  DISCLOSURE OF GEOGRAPHIC INFORMATION

All of the Company's sales of pearls are coordinated through its Hong Kong subsidiaries and an analysis by destination is as follows:

                                        FOR THE QUARTER                FOR THE SIX MONTHS
                                     ENDED SEPTEMBER 30                ENDED SEPTEMBER 30
                                     1999          1998                  1999           1998
                                    US$'000      US$'000                US$'000        US$'000
NET SALES:
Hong Kong                               1,632           1,001               3,051            2,509

EXPORT:
Asian countries
 excluding Hong Kong                    1,678           1,092               3,641            2,091

North America                           2,712           2,150               5,147            3,831

Europe                                  2,642           2,718               5,327            5,014

Others                                    630             453                 912              680
                                      -------          ------            --------          -------
                                        9,276           7,414              18,078           14,125
                                        =====           =====              ======           ======


A majority of sales (by dollar amount) in Hong Kong are for re-export to North America and Europe.

The Company operates in only one geographic area. The locations of the Company's identifiable assets are as follows:


                                                     September 30, 1999                 March 31, 1999
                                                           US$'000                         US$'000

Hong Kong                                                      49,327                          44,641

Other regions of The People's
Republic of China                                              17,119                           4,859
                                                             --------                        --------
                                                               66,446                          59,500
                                                              =======                         =======


5.  DISCLOSURE OF MAJOR CUSTOMERS

During the six months ended September 30, 1999, a substantial percentage of the Company's sales is made to a small number of customers and is typically on an open account basis.

In no period did sales to any one customer account for 10% or more of total sales.

6.  SIGNIFICANT EVENTS

On September 24, 1998, Man Sang Innovations Limited, a wholly owned subsidiary of MSIL, entered into a License Agreement (the "License Agreement") with The Walt Disney Company Asia Pacific Limited ("Disney") pursuant to which Man Sang Innovations Limited and/or its affiliated companies were allowed to produce jewellery articles bearing the "Winnie The Pooh" trademark (the "Trademark") and sell the articles in the People's Republic of China (the "PRC") for a term of one year from September 1, 1998 to August 31, 1999. The Company and Disney did not renew the License Agreement.


7.  SEGMENT INFORMATION

Reportable segment profit or loss, and segment assets are disclosed as follows:

                                                        Reportable Segment Profit or Loss, and Segment Assets
                                                                 As of, or                     As of, or
                                                           for the three months           for the six months
                                                            ended, September 30           ended, September 30
                                                                 1999        1998             1999        1998
                                                              US$'000     US$'000          US$'000      US'000
Revenues from external customers
 Pearls                                                         9,276       7,413           18,078      14,125
 Real estate investment                                           141         141              290         290
                                                               ------      ------          -------    --------
                                                                9,417       7,554           18,368      14,415
                                                                =====       =====           ======      ======
Interest expense
 Pearls                                                            83          36              155          67
 Real estate investment                                            13           -               13           -
                                                              -------   ---------         --------  ----------
                                                                   96          36              168          67
                                                              =======     =======          =======    ========
Depreciation and amortization
 Pearls                                                           123         105              242         213
 Real estate investment                                            24          21                7          43
                                                              -------     -------           ------      ------
                                                                  147         126              289         256
                                                               ======      ======            =====       =====
Segment profit
 Pearls                                                         1,414       1,172            2,494       1,749
 Real estate investment                                            25        (68)               74        (29)
                                                              -------      ------          -------     -------
                                                                1,439       1,103            2,568       1,720
                                                                =====       =====            =====       =====
Capital expenditure for segment assets
 Pearls                                                            79         194              391         329
 Real estate investment                                             -           -                -           -
                                                             --------   ---------        ---------   ---------
                                                                   79         194              391         329
                                                              =======      ======          =======      ======

Segment assets
 Pearls                                                                                     52,495      43,026
 Real estate investment                                                                      4,196       3,855
                                                                                           -------     -------
                                                                                            56,691      46,881
                                                                                           -------     -------
                                                                                           -------     -------

ITEMS 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. This Management's Discussion and Analysis and should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and in the Company's annual report on Form 10-K for the year ended March 31, 1999.


RESULTS OF OPERATIONS

Net Sales and Gross Profits

Net sales during the six-month period ended September 30, 1999 totaled $18.1 million, representing a 28.0% increase, compared to net sales of $14.1 million during the same period in 1998. The increase in net sales was mainly attributable to (i) an increase by 119.3% and 150.1%, respectively, in the net sales of Chinese freshwater pearls and South Sea pearls; and (ii) a 6.2%, 34.3% and 74.2% increase in net sales in Europe, North America, and Asian countries excluding Hong Kong, during the six months ended September 30, 1999 when compared to the same period in 1998. The Company attributes such increases in net sales in part to its increased sales efforts and its shift in product mix toward Chinese freshwater pearls and South Sea pearls, in part to more stabilized currency and average economic performance of countries in the Asia-Pacific region, and in part to private consumption that was comparatively stronger than the same period in 1998.

Gross profit for the six-month period ended September 30, 1999 increased by $1.1 million, or 22.1%, to $6.0 million, compared to $4.9 million for the same period in 1998. As a percentage of net sales, gross profit decreased slightly from 34.8% for the six-month period ended September 30, 1998 to 33.2% for the same period in 1999. The decrease in gross profit margin resulted from, at least in part, the shift in the Company's product mix from saltwater cultured pearls toward more lower priced freshwater pearls of comparable size and quality. Chinese freshwater pearls represented 41.2% of net sales for the six-month period ended September 30, 1999 as compared to 24.1% of net sales for the same period in 1998; while the sales of Chinese cultured pearls (with relatively higher gross profit margin) reduced to 32.3% of net sales for the six-month period ended September 30, 1999 as compared to 57.0% of net sales for the same period in 1998.

Rental Income

Gross rental income for the six-month period ended September 30, 1999 was around $290K*

--------
*As used in this 10-Q, the letter "K" appearing immediately after a dollar amount denotes rounding to the nearest $1,000; as an example, $250,499 may be rounded to "$250K".

approximately the same as that of the same period in 1998. The occupancy rate in the Man Sang Industrial City facility located in Shenzhen, the PRC was 77.4% as at September 30, 1999.

Selling, General and Administrative Expenses ("SG&A")

SG&A were $3.8 million, consisting of $3.6 million attributable to pearl operations and $0.2 million attributable to real estate operations, for the six-month period ended September 30, 1999, an increase of approximately $265K, or 7.5%, from $3.5 million, consisting of $3.2 million attributable to pearl operations and $0.3 million attributable to real estate operations, for the same period in 1998. As a percentage of net sales, SG&A for pearl operations decreased from 22.6% for the six-month period ended June 30, 1998 to 19.8% for the same period in 1999, while SG&A for real estate operations decreased from 2.2% for the six-month period ended September 30, 1998 to 1.1% for the same period in 1999.

Interest Income

Net interest expenses for the six-month period ended September 30, 1999, increased by $74K to $79K when compared to the same period in the prior year. The increase in net interest expense was due principally to (1) a decrease in interest income of $61K, derived from the decrease of net interest rate during the period; (2) an increase in short-term borrowing by approximately $2.25 million during the quarter ended September 30, 1999. The Company's weighted average interest rate for the six-month period ended September 30, 1999 was 6.6%.

Income Taxes

Income taxes and provision therefor for the six-month period ended September 30, 1999 increased by $413K to $514K as compared to $101K for the same period in 1998. Such significant increase was principally due to:-

     - Increase in operating income arisen from the increase in net sales and gross profit;

     - A PRC subsidiary, which was exempted from PRC income taxes in the calendar year of 1998, started paying income tax at a rate of 7.5% during calendar year of 1999 under the Income Tax Law of the PRC;

     - Another PRC subsidiary, which was entitled for a 50% relief from PRC income taxes, in calendar year of 1998, started paying income tax at a rate of 15% during calendar year of the 1999 under the Income Tax Law of the PRC.

Under the Income Tax Law of the PRC, three operating subsidiaries of the Company, namely Man Hing Industry Development (Shenzhen) Co. Ltd., Damei Pearls Jewellery Goods (Shenzhen) Co. Ltd., and Tangzhu Jewellery Goods (Shenzhen) Co. Ltd., all of which are located in the Shenzhen Special Economic Zone of the PRC, are (i) exempt from PRC income taxes on income derived from pearls processing operations (but not on any rental income) for two years, beginning with the first profitable year of operation, and (ii) entitled to a 50% relief from PRC income taxes on income derived from pearls processing operations (but not on any rental income) for the three years after the expiration of the two-year tax exemption. Since the three subsidiaries first became profitable in the years 1994, 1995 and 1997, the exemptions expired in the years 1996, 1997 and 1999; and the 50% relief expire in the years 1999, 2000 and 2002, respectively.

Net Income

Net income for the six-month period ended September 30, 1999 increased by $135K to $1.2 million, representing an 12.3% increase from $1.1 million for the same period in 1998. The increase was attributable to, among other things, an increase in net sales during the six-month period ended September 30, 1999.

Excluding income taxes and minority interests, the operating profit during the six-month period ended September 30, 1999 was $2.5 million, representing a 42.3% increase, compared to that of $1.7 million during the same period in 1998.


Liquidity and Capital Resources

The Company's primary liquidity needs are to fund accounts receivable and inventories and, to a lesser extent, to expand its business operations. At September 30, 1999, the Company had working capital of $37.8 million and a cash balance of $15.6 million compared to working capital of $34.3 million and a cash balance of $11.0 million at March 31, 1999. The current ratio was 4.4 as at September 30, 1999 as compared with that of 5.5 as at March 31, 1999. Net cash provided by operating activities was $403K for the six-month period ended September 30, 1999 as compared to $3.2 million for the same period in 1998. The increase in working capital is mainly due to net increase in cash and cash equivalents by $4.6 million (as compared to net increase in cash and cash equivalents of $0.9 million for the six-month period ended September 30, 1998).

During the six-month period ended September 30, 1999, a subsidiary of the Company in the PRC obtained an additional short-term loan of Renminbi 18.0 million (approximately $2.25 million). The proceeds of such loan were used to purchase pearls and to finance daily operating activities of the Company's PRC subsidiaries. The main purpose of the loan is to minimize the impact of any devaluation of the Renminbi. Taking into account of such loan, the total short-term borrowings by the Company's subsidiaries in the PRC amounted to approximately $6.5 million. The loans are secured by a deposit of $5.25 million (in US dollars) and the mortgage of 5 buildings in Man Sang Industrial City.

Inventories increased by $1.6 million to $23.8 million at September 30, 1999 and the inventory turns decreased to 10.7 months as at September 30, 1999 from 12.7 months as at March 31, 1999. The increase in inventories was attributable to higher purchasing and production to meet increased demand for the freshwater pearls.

Long-term debt (including current portion of long-term debt) was $3.6 million at September 30, 1999, a decrease of $304K compared to that at March 31, 1999. The decrease was attributable to repayment of installment loan during the period. The gearing ratio was 0.72 at September 30, 1999, compared to 0.53 at March 31, 1999. The increase in gearing ratio was mainly due to an increase in short-term borrowings of Renminbi 18.0 million (approximately $2.25 million) by a subsidiary in PRC, such increase is secured by an additional deposit of

$2.25 million.


The Company had available working capital facilities of $7.1 million in total with various banks at September 30, 1999. Such banking facilities include letter of credit arrangements, import loans, overdraft protection and other facilities commonly used in the jewelry business. All such banking facilities bear interest at floating rates generally based on prime lending rates, and are subject to periodic review. At September 30, 1999, the Company only utilized approximately $44K of its credit facilities.

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

The Company has updated and tested its local area network computer system, its computerized lock, and any other computer, information or operational network, system, software to be Year 2000 compliant. The Company believes that the internal risks associated with the Year 2000 Issue are minimal. However, the Company's customers, suppliers and other external relationships may present risks over which the Company has no control.

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


ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six-month period ended September 30, 1999, the Company made approximately 63.0% of its purchases in Renminbi, with the remaining amounts mainly settled in Hong Kong dollars, US dollars and Japanese Yen (only 4% of total purchase).

The Company's policy is to denominate all its sales in either US dollar or Hong Kong dollars. Since Hong Kong dollars remained "pegged" to the US dollar throughout the period, the Company's sales proceeds have thus far had very minimal exposure to foreign exchange fluctuations.

Therefore, since purchases are made in currencies that have devaluation pressure and sales are made in US dollars, the currency risk in the foreseeable future should be immaterial, and the Company's Management determined that no derivative contracts such as forward contracts and options to hedge against foreign exchange fluctuations were necessary during the period.

In addition, the Company's interest expense is sensitive to fluctuations in the general level of Hong Kong interest rates. The interest rates of the installment loans, with principal amount of approximately $3.0 million, was between HIBOR+3.0% and 3.5% during the period (where HIBOR represents the Hong Kong Interbank Offered Rate). All other installment loans and banking facilities of the Company bear interest at floating rates generally based on prime lending rates, which are subject to periodic review.

The Company does not expect significant changes in Hong Kong interest rates in the foreseeable future. As at September 30, 1999, the aggregate amount outstanding under all banking facilities and the installment loans was approximately $3.5 million. Therefore, even a change of 0.5% in HIBOR and prime lending rates will lead to an increase in interest expense of only approximately $17,500 per annum.

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



                                    MAN SANG HOLDINGS, INC.



                                    By: /s/ Cheng Chung Hing
                                       _______________________________________
                                       Cheng Chung Hing, Chief Executive Officer




                                    By: /s/ Zacky Sun
                                        _______________________________________
                                        Zacky Sun, Chief Financial Officer


Date:    November 11, 1999

                                INDEX TO EXHIBITS


The following document is filed herewith or has been included as exhibit to previous filings with the Securities and Exchange Commission and is incorporated by reference as indicated below.


Exhibit No.       Description

27.1              Financial Data Schedule