Form 10-Q
period 1999-12-31
MAN SANG HOLDINGS INC
filed 2000-02-14
CIK 807630

                             MAN SANG HOLDINGS, INC.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

         AS OF DECEMBER 31, 1999, 4,305,960 SHARES OF COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

                             MAN SANG HOLDINGS, INC.

                                      INDEX

PART I -       FINANCIAL INFORMATION

Item 1.        Financial Statements
               Consolidated Balance Sheet as at
                 December 31, 1999 and March 31, 1999                            F-1

               Consolidated Statements of Income and
                 Comprehensive Income for the three months
                 ended December 31, 1999 and 1998 and nine
                 months ended December 31, 1999 and 1998                         F-3

               Consolidated Statements of Cash Flows for
                 the nine months ended December 31, 1999 and 1998                F-4

               Notes to Consolidated Financial Statements                        F-5

Item 2.        Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                     1


PART II -      OTHER INFORMATION                                                   6


SIGNATURES

                          PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)
               (Amounts expressed in thousands except share data)



                                                     December 31, 1999             March 31, 1999
                                            ---------------------------------   -------------------
                                                US$                 HK$                 HK$
ASSETS
------
Current assets:
  Cash and cash equivalents                         12,136            93,814                 66,196
  Restricted cash                                    6,371            49,246                 18,831
  Accounts receivable, net of allowance              6,055            46,807                 54,922
    for doubtful accounts of HK$5,000 as of
    December 31, 1999 and HK$5,000 as of
    March 31, 1999
  Inventories
    Raw materials                                      534             4,125                  1,489
    Work in progress                                 2,812            21,735                 49,712
    Finished goods                                  20,271           156,697                120,116
                                            --------------    --------------       ----------------
                                                    23,617           182,557                171,317


  Prepaid expenses                                     260             2,013                  1,523
  Other current assets                               1,789            13,832                 11,158
                                            --------------    --------------       ----------------
          Total current assets                      50,228           388,269                323,947

Long-term investments                                  819             6,330                  5,430

Property, plant and equipment                       15,262           117,973                116,603
  Accumulated depreciation                          (2,570)          (19,867)               (15,869)
                                            --------------    --------------       ----------------
                                                    12,692            98,106                100,734

Real estate investment                               4,692            36,270                 33,193
    Accumulated depreciation                          (521)           (4,026)                (3,351)
                                            --------------    --------------       ----------------
                                                     4,171            32,244                 29,842

                                            --------------    --------------       ----------------
          Total assets                              67,910           524,949                459,953
                                            ==============    ==============       ================



                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET (Unaudited)- continued
               (Amounts expressed in thousands except share data)



                                                        December 31, 1999             March 31, 1999
                                               ---------------------------------   -------------------
                                                   US$                 HK$                 HK$
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Short-term borrowings                                7,130           55,111                   26,554
  Current portion of long-term debt
    Secured bank loans                                   573            4,429                    4,429
    Capital lease obligations                             24              187                      236
                                               -------------     ------------         ----------------
                                                         597            4,616                    4,665

  Accounts payable                                       902            6,976                    8,781
  Accrued payroll and employee benefits                  873            6,749                    4,725
  Other accrued liabilities                            1,268            9,799                   10,093
  Income taxes payable                                   711            5,496                    3,984
                                               --------------    ------------         ----------------
          Total current liabilities                   11,481           88,747                   58,802


Long-term debt
  Secured bank loans                                   2,830           21,874                   25,196
  Capital lease obligations                               22              173                      315
                                               -------------     ------------         ----------------
                                                       2,852           22,047                   25,511

Minority interests                                    16,354          126,417                   92,766


Stockholders' equity
Common stock, par value US$0.001                           4               33                       33
   -authorized: 25,000,000 shares:
    issued and outstanding: 4,305,960 shares
Series A preferred stock, par value US$0.001               -                1                        1
   -authorized, issued and outstanding: 100,000
    shares:(entitled in liquidation to
    US$$2,500 (HK$ 19,325))
Series B convertible preferred stock, par
    value US$0.001                                         -              -                        -
   -authorized: 100,000 shares, no shares
    outstanding
Additional paid-in capital                              11,072         85,581                   95,429
Retained earnings                                       25,950        200,600                  185,623
Foreign currency translation adjustments                   197          1,523                    1,788
                                                --------------    -----------          ---------------
          Total stockholders' equity                    37,223        287,738                  282,874
                                                --------------    -----------          ---------------
          Total liabilities and
            stockholders' equity                        67,910        524,949                  459,953
                                                ==============    ===========          ===============






     See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
                FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31
               (Amounts expressed in thousands except share data)




                                               Three Months Ended December 31,            Nine Months Ended December 31,
                                               -------------------------------            ------------------------------
                                                        1999                1998                   1999                   1998
                                              -------------------------  ----------     -----------------------------  ----------
                                                  US$           HK$         HK$              US$           HK$           HK$

Net sales                                             8,213      63,492        44,031          26,291       203,232       153,222
Cost of goods sold                                   (5,432)    (41,992)      (31,706)        (17,514)     (135,382)     (102,932)
                                              -------------  ----------    ----------      ----------    ----------    ----------
Gross profit                                          2,781      21,500        12,325           8,777        67,850        50,290

Rental income, gross                                    154       1,184           921             444         3,429         3,159
                                              -------------  ----------    ----------      ----------    ----------    ----------
                                                      2,935      22,684        13,246           9,221        71,279        53,449

Selling, general and administrative expenses
   - Pearls                                          (2,100)    (16,233)      (15,150)         (5,676)      (43,875)      (39,848)
   - Real estate investment                            (132)     (1,017)       (1,178)           (335)       (2,589)       (3,641)
                                              -------------  ----------    ----------      ----------    ----------    ----------
Operating income                                        703       5,434        (3,082)          3,210        24,815         9,960


Non-operating items
   - Interest expense                                  (184)     (1,426)       (1,209)           (505)       (3,903)       (3,578)
   - Interest income                                    199       1,539         1,034             440         3,404         3,367
   - Other income                                       367       2,838           114             394         3,045           443
                                              -------------  ----------    ----------      ----------    ----------    ----------
Income before income taxes and minority
    interest                                          1,085       8,385        (3,143)          3,539        27,361        10,192


Provision for income taxes                              (30)       (231)         (193)           (544)       (4,208)         (975)

                                              -------------   ---------    ----------      ----------    ----------    ----------
Income before minority interest                       1,055       8,154        (3,336)          2,995        23,153         9,217

Minority interest                                      (359)     (2,769)         (115)         (1,058)       (8,176)       (4,125)
                                              -------------   ---------    ----------      ----------    ----------    ----------
Net income                                              696       5,385        (3,451)          1,937        14,977         5,092


Other comprehensive income before tax
   - Foreign currency translation adjustments            (8)        (67)          196             (34)         (265)       (8,030)
   - Income tax expense                                   0           0             0               0             0             0
                                              -------------   ---------    ----------      ----------    ----------    ----------
Other comprehensive income, net of tax                   (8)        (67)          196             (34)         (265)       (8,030)
                                              -------------   ---------    ----------      ----------    ----------    ----------

Comprehensive income                                    688       5,318        (3,255)          1,903        14,712        (2,938)
                                              =============   =========    ==========      ==========    ==========    ==========



Basic earnings per common share                        0.16        1.25         (0.80)           0.45          3.48          1.18
                                              =============   =========    ==========      ==========    ==========    ==========
Diluted earnings per common share                      0.16        1.25         (0.80)           0.44          3.39          1.08
                                              =============   =========    ==========      ==========    ==========    ==========
Weighted average number of shares
  of common stock
  - for basic earnings per share                  4,305,960   4,305,960     4,305,960       4,305,960     4,305,960     4,305,960
                                              =============   =========    ==========      ==========    ==========     =========

  - for diluted earnings per share                4,323,621   4,323,621     4,305,960       4,419,134     4,419,134     4,702,405
                                              =============   =========    ==========      ==========    ==========     =========



     See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     FOR THE NINE MONTHS ENDED DECEMBER 31
                        (Amounts expressed in thousands)


                                                                                    Nine Months Ended December 31
                                                                                    -----------------------------
                                                                                           1999                    1998
                                                                             -------------------------------   -----------
                                                                                 US$               HK$             HK$



Cash flow from operating activities:
Net income                                                                       1,937            14,977            5,092
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for doubtful debts                                                    0                 0            2,023
     Compensation expense                                                          146             1,127            3,551
     Depreciation and amortization                                                 622             4,806            4,132
     Loss (gain) on sale of property, plant and equipment                            0                 4               (1)
     Minority interests                                                          1,058             8,176            4,125
Changes in operating assets and liabilities:
     Accounts receivable                                                         1,049             8,114            7,701
     Inventories                                                                (1,433)          (11,079)         (12,514)
     Prepaid expenses                                                              (63)             (489)             165
     Other current assets                                                         (344)           (2,657)          (4,197)
     Accounts payable                                                             (236)           (1,827)             487
     Accrued payroll and employee benefits                                         262             2,023              877
     Other accrued liabilities                                                     (39)             (304)           3,168
     Income taxes payable                                                          195             1,512              775
                                                                           -------------     -------------   -------------
Net cash provided by operating activities                                        3,154            24,383           15,384
                                                                           -------------     -------------   -------------



Cash flow from investing activities:
     Purchase of property, plant and equipment                                    (594)           (4,588)         (41,704)
     Increase in restricted cash                                                (3,935)          (30,415)          (3,080)
     Purchase of a subsidiary                                                     (600)           (4,638)               0
     Purchase of long-term investment                                             (116)             (900)               0
     Proceeds from sale of property, plant and equipment                             2                18               11
                                                                           -------------     -------------   -------------
Net cash used in investing activities                                           (5,243)          (40,523)         (44,773)
                                                                           -------------     -------------   -------------

Cash flow from financing activities:
     Repayment of bank overdrafts                                                    0                 0           (2,702)
     Repayment of short-term borrowings                                         (2,416)          (18,679)         (13,648)
     Repayment of long-term debt                                                  (454)           (3,513)         (11,427)
     Increase in bank overdrafts                                                     0                 0           (2,896)
     Increase in short-term borrowings                                           6,110            47,235           30,560
     Increase in long-term debt                                                      0                 0           20,000
     Dividend paid to minority shareholders of a subsidiary                       (167)           (1,294)          (3,320)
     Net proceeds from issuance of shares by a subsidiary                        1,000             7,730                0
     Net proceeds from placing of shares by a subsidiary                         1,649            12,751                0
                                                                           -------------     -------------   -------------
Net cash provided by financing activities                                        5,722            44,230           22,359
                                                                           -------------     -------------   -------------

Net increase (decrease) in cash and cash equivalents                             3,633            28,090           (7,030)
Cash and cash equivalents at beginning of period                                 8,564            66,196           83,918
Exchange adjustments                                                               (61)             (472)          (7,600)
                                                                           -------------     -------------   -------------
Cash and cash equivalents at end of period                                      12,136            93,814           69,288
                                                                           =============     =============   =============

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest and financing charges                                                515             3,983            3,255
                                                                           -------------     -------------   -------------
     Income taxes                                                                  349             2,696              214
                                                                           -------------     -------------   -------------

     See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999
                                   (UNAUDITED)

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

The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. Unless otherwise indicated as Hong Kong dollars or HK$, all financial information contained herein is presented in United States dollars. The translations of Hong Kong dollar amounts into United States dollars are for convenience only and have been made at the rate of HK$7.73 to US$1, the approximate free rate of exchange at December 31, 1999. Such translations should not be construed as representations that Hong Kong dollar amounts could be converted into United States dollars at that rate or any other rate. As used in this 10-Q, the letter "K" appearing immediately after a dollar amount denotes rounding to the nearest $1,000; as an example, $250,449 may be rounded to "$250K".

3.       EARNINGS PER SHARE ("EPS")

EPS is calculated in accordance with SFAS No. 128. Per share data is calculated using the weighted average number of shares of common stock outstanding during the period.

The reconciliation of the basic and diluted EPS is as follows:


                                                              For the Quarter Ended December 31, 1999
                                                              ---------------------------------------
                                                                 Earnings  No. of shares       EPS
                                                                    US$                        US$
Basic EPS
Net income available
to common stockholders                                            696,708      4,305,960         0.16
                                                                                              =======

Effect of dilutive stock
options granted by the Company                                        -           17,661

Effect of dilutive stock
options and warrants granted by MSIL                                  -              -

Diluted EPS
Net income available
to common stockholders,
including conversion                                              696,708      4,323,621         0.16
                                                                  =======      =========    =========

                                                             For the Nine months ended December 31, 1999
                                                             -------------------------------------------
                                                                 Earnings  No. of shares       EPS
                                                                    US$                        US$
Basic EPS
Net income available
to common stockholders                                          1,937,517      4,305,960         0.45
                                                                                                 ====
Effect of dilutive stock
options granted by the Company                                        -          113,174

Effect of dilutive stock
options and warrants granted by MSIL                                  -              -

Diluted EPS
Net income available
to common stockholders,
including conversion                                            1,937,517      4,419,134         0.44
                                                                =========      =========         ====


Man Sang International Ltd. ("MSIL"), a subsidiary of the Company whose shares are listed on The Stock Exchange of Hong Kong Limited, adopted a share option scheme (the "Share Option Scheme") on September 8, 1997. The Share Option Scheme is administered by the MSIL Board of Directors, whose decisions are final and binding on all parties.

Options to subscribe for 11,600,000 MSIL shares of nominal value of HK$0.10 were granted to the directors and certain senior employees of MSIL on November 16, 1999 at a subscription price of HK$0.256 per share. The subscription price represented 80% of the average closing price of each share as stated in the daily quotation sheets of The Stock Exchange of Hong Kong Limited for the five trading days immediately preceding the date on which the options were offered. The options can be exercised in a period of two years commencing on the expiry of six months after the options were accepted in accordance with the Share Option Scheme, and expiring on the last day of such two-year period.

The effect on consolidated EPS of dilutive stock options granted and issued by MSIL was not included in the computation of diluted EPS because as at December 31, 1999 the exercise prices of such options were greater than their average market prices.

At the annual meeting of the Company's shareholders held on August 2, 1999, the shareholders approved the reservation of an additional 1,000,000 shares of Common Stock for issuance under the Company's 1996 Stock Option Plan.

4.       DISCLOSURE OF GEOGRAPHIC INFORMATION

All of the Company's sales of pearls are coordinated through its Hong Kong subsidiaries and an analysis by destination is as follows:


                                                      FOR THE QUARTER          FOR THE NINE MONTHS
                                                     ENDED DECEMBER 31           ENDED DECEMBER 31
                                                      1999        1998            1999        1998
                                                   US$'000     US$'000         US$'000     US$'000
NET SALES:
Hong Kong**                                          1,973       1,258           5,024       3,767

EXPORT:
Asian countries excluding Hong Kong                  1,879         771           5,520       2,862
North America                                        1,971       1,797           7,118       5,628
Europe                                               2,175       1,743           7,502       6,757
Others                                                 215         127           1,127         807
                                                  --------       -----          ------      ------
                                                     8,213       5,696          26,291      19,821
                                                  ========       =====          ======      ======

** A majority of sales (by dollar amount) in Hong Kong are for re-export to North America and Europe.

The Company operates in only one geographic area. The location of the Company's identifiable assets is as follows:


                                               December 31, 1999        March 31, 1999
                                                    US$'000                   US$'000
Hong Kong                                            51,462                    44,641

Other regions of The People's
Republic of China                                    16,448                    14,859
                                                   --------                   -------
                                                     67,910                    59,500
                                                   ========                    ======

5.       DISCLOSURE OF MAJOR CUSTOMERS

During the nine months ended December 31, 1999, no single customer accounts for 10% or more of total sales. A substantial percentage of the Company's sales is made to a small number of customers and is on an open account basis.

6.     SIGNIFICANT EVENTS

On November 6, 1999, Arcadia Jewellery Limited ("AJL"), a wholly owned subsidiary of MSIL, entered into an agreement with Gold Treasure International Jewellery Company Limited, a company incorporated in Hong Kong ("GTI"), to invest HK$900,000 (approximately US$116,429) into GTI. Upon said investment, AJL owned 18% of GTI. The principal business of GTI is the production of accessories in gold, silver and/or other gems. AJL has also agreed to place orders with GTI for not less than HK$8,000,000 (approximately US$1,034,929) of products per annum for a period of 3 years.

On October 26, 1999, MSIL established a subsidiary Wet Wet Cyber Company Limited ("WWCC"). MSIL has budgeted an investment of approximately HK$30 million (approximately US$3.88 million) in WWCC to launch a new e-commerce web site, www.4376zone.com, to sell fashionable jewelry and accessories that WWCC may source from the Company's subsidiaries and affiliates (and therefore serving as an additional sales channel for the Group), and from other jewelry assemblers. Management intends to establish 4376zone.com as a new retail brand for the Group which caters specifically to male and female customers in the Greater China region.

7.     SEGMENT INFORMATION

Reportable segment profit or loss, and segment assets are disclosed as follows:

              Reportable Segment Profit or Loss, and Segment Assets

                                                          For the three months             For the nine months
                                                          ended December 31                ended December 31
                                                            1999             1998             1999        1998
                                                         US$'000          US$'000          US$'000      US'000
Revenues from external customers
 Pearls                                                    8,213            5,696           26,291      19,822
 Real estate investment                                      154              119              444         409
                                                        --------          -------          -------      ------
                                                           8,367            5,815           26,735      20,231
                                                           =====           ======          =======      ======

Interest expense
 Pearls                                                       79               60              235         127
 Real estate investment                                       34               -                47          -
                                                        --------          -------          -------       -----
                                                             113               60              282         127
                                                        ========          =======          =======       =====

Depreciation and amortization
 Pearls                                                      157              109              399         322
 Real estate investment                                       24               21               72          63
                                                          ------           ------            -----         ---
                                                             181              130              471         385
                                                          ======           ======              ===         ===

Segment profit
 Pearls                                                      523             (376)           3,017       1,373
 Real estate investment                                      (12)             (33)              62         (62)
                                                           ------         -------            -----      -------
                                                             511             (409)           3,079       1,311
                                                             ===          =======            =====       =====

Capital expenditure for segment assets
 Pearls                                                      202              807              593       1,137
 Real estate investment                                        0               -                 0          -
                                                        --------          -------            -----       -----
                                                             202              807              593       1,137
                                                           =====           ======            =====       =====


Segment assets
 Pearls                                                                                     54,033      42,104
 Real estate investment                                                                      4,171       3,839
                                                                                           -------      ------
                                                                                            58,204      45,943
                                                                                           =======      ======

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

RESULTS OF OPERATIONS

Net Sales and Gross Profits

Net sales during the nine-month period ended December 31, 1999 totaled $26.3 million, representing a 32.6% increase, compared to net sales of $19.8 million during the same period in 1998. The increase in net sales was mainly attributable to (i) an increase by 100.9% and 181.8%, respectively, in the net sales of Chinese freshwater pearls and South Sea pearls; and (ii) an 11.0%, 26.5% and 92.9% increase in net sales in Europe, North America, and Asian countries excluding Hong Kong, during the nine months ended December 31, 1999 when compared to the same period in 1998. The Company attributes such increases in net sales in part to its increased sales efforts and its shift in product mix toward Chinese freshwater pearls and South Sea pearls, in part to more stabilized currency and average economic performance of countries in the Asia-Pacific region, and in part to private consumption that was comparatively stronger than the same period in 1998.

Gross profit for the nine-month period ended December 31, 1999 increased by $2.3 million, or 34.9%, to $8.8 million, compared to $6.5 million for the same period in 1998. As a percentage of net sales, gross profit increased slightly from 32.8% for the nine-month period ended December 31, 1998 to 33.4% for the same period in 1999. The increase in gross profit margin resulted from, at least in part, the shift in the Company's product mix from saltwater cultured pearls toward lower priced freshwater pearls of comparable size and quality; and the much higher priced South Sea Pearls. Chinese freshwater pearls represented 39.6% of net sales for the nine-month period ended December 31, 1999 as compared to 26.2% of net sales for the same period in 1998; South Sea pearls represented 22.6% of net sales for the nine-month period ended December 31, 1999 as compared to 10.7% of net sales for the same period in 1998; while the sales of Chinese cultured pearls reduced to 33.7% of net sales for the nine-month period ended December 31, 1999 as compared to 55.0% of net sales for the same period in 1998.

Rental Income

Gross rental income for the nine-month period ended December 31, 1999 was approximately $444K representing an increase of approximately $35K, or 8.6%, as compared to the same period in 1998. The occupancy rate in the Man Sang Industrial City facility located in Shenzhen, the PRC was 79.0% as at December 31, 1999, compared to 73.6% as at December 31, 1998.

Selling, General and Administrative Expenses ("SG&A")

SG&A were $6.0 million, consisting of $5.7 million attributable to pearl operations and $0.3 million attributable to real estate operations, for the nine-month period ended December 31, 1999, an increase of approximately $385K, or 6.8%, from $5.6 million, consisting of $5.2 million attributable to pearl operations and $0.4 million attributable to real estate operations, for the same period in 1998. As a percentage of net sales, SG&A for pearl operations decreased from 26.0% for the nine-month period ended December 31, 1998 to 21.6% for the same period in 1999, while SG&A for real estate operations decreased from 2.4% for the nine-month period ended December 31, 1998 to 1.3% for the same period in 1999. Such decrease is primarily attributable to an increase in net sales.

Net Interest Expense

Net interest expenses for the nine-month period ended December 31, 1999, increased by $38K to $65K when compared to the same period in the prior year. The increase in net interest expense was due principally to the Company's obtaining approximately Renminbi 30.8 million of short-term loans during the nine-month period ended December 31, 1999. See "Liquidity and Capital Resources." The Company's weighted average interest rate for the nine-month period ended December 31, 1999 was approximately 6.5%.

Other Income

Other income during the nine-month period ended December 31, 1999 increased by $337K to $394K as compared to $57K during the same period in 1998. The increase in other income was mainly attributable to the sales by Man Sang International (B.V.I.) Limited on December 10, 1999 of warrants issued by MSIL to purchase 45 million ordinary shares of MSIL.

Income Taxes

Income taxes and provision therefor for the nine-month period ended December 31, 1999 increased by $418K to $544K as compared to $126K for the same period in 1998. Such significant increase was principally due to:-

- Increase in operating income arisen from the increase in net sales and gross profit;

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

Under the Income Tax Law of the PRC, three operating subsidiaries of the Company, namely Man Hing Industry Development (Shenzhen) Co. Ltd., Damei Pearls Jewellery Goods (Shenzhen) Co. Ltd., and Tangzhu Jewellery Goods (Shenzhen) Co. Ltd., all of which are located in the Shenzhen Special Economic Zone of the PRC, are (i) exempt from PRC income taxes on income derived from pearls processing operations (but not on any rental income) for two years, beginning with the first profitable year of operation, and (ii) entitled to a 50% relief from PRC income taxes on income derived from pearls processing operations (but not on any rental income) for the three years after the expiration of the two-year tax exemption. Since the three subsidiaries first became profitable in the years 1994, 1995 and 1997, the exemptions expired in the years 1996, 1997 and 1999; and the 50% relief expires in the years 1999, 2000 and 2002, respectively.

Net Income

Net income for the nine-month period ended December 31, 1999 increased by $1.3 million to $1.9 million, representing an 194.1% increase from $659K for the same period in 1998. The increase was attributable to, among other things, an increase in net sales during the nine-month period ended December 31, 1999.

Excluding income taxes and minority interests, the operating profit during the nine-month period ended December 31, 1999 was $3.5 million, representing a 168.5% increase, compared to that of $1.3 million during the same period in 1998.

Liquidity and Capital Resources

The Company's primary liquidity needs are to fund accounts receivable and inventories and, to a lesser extent, to expand its business operations. At December 31, 1999, the Company had working capital of $38.7 million and a cash balance of $18.5 million compared to working capital of $34.3 million and a cash balance of $11.0 million at March 31, 1999. The current ratio was 4.4 as at December 31, 1999 as compared with that of 5.5 as at March 31, 1999. Net cash provided by operating activities was $3.2 million for the nine-month period ended December 31, 1999, approximately the same as that for the same period in 1998. The increase in working capital is mainly due to a net increase in cash and cash equivalents by $7.5 million and an increase in short term borrowing of $3.7 million.

During the nine-month period ended December 31, 1999, two subsidiaries of the Company in the PRC obtained additional short-term loans of Renminbi 30.8 million (approximately $3.7 million). The proceeds of such loans were used to purchase pearls and to finance daily operating activities of the Company's PRC subsidiaries. The main purpose of the loans is to minimize the impact of any devaluation of the Renminbi. Taking into account of such loans, the total short-term borrowings by the Company's subsidiaries in the PRC amounted to approximately $7.1 million. The loans are secured by a deposit of $5.85 million (in US dollars) and the mortgage of 5 buildings in Man Sang Industrial City.

Inventories increased by $1.5 million to $23.6 million at December 31, 1999 and the inventory turns decreased to 11.5 months as at December 31, 1999 from 12.7 months as at March 31, 1999. The increase in inventories was attributable to higher purchasing and production to meet increased demand for freshwater pearls.

Long-term debt (including current portion of long-term debt) was $3.4 million at December 31, 1999, a decrease of $454K compared to that at March 31, 1999. The decrease was attributable to paying down of installment loans during the period. The gearing ratio was 0.72 at December 31, 1999, compared to 0.53 at March 31, 1999. The increase in gearing ratio was mainly due to an increase in short-term borrowings of Renminbi 30.8 million (approximately $3.7 million) by two subsidiaries in PRC, such increase is secured by an additional deposit of $3.85 million.

The Company had available working capital facilities of $8.4 million in total with various banks at December, 1999. Such banking facilities include letter of credit arrangements, import loans, overdraft protection and other facilities commonly used in the jewelry business. All such banking facilities bear interest at floating rates generally based on prime lending rates, and are subject to periodic review. At December 31, 1999, the Company only utilized approximately $29K of its credit facilities.

The Company believes that funds to be generated from internal operations and the existing banking facilities will enable the Company to meet anticipated future cash flow requirements.

YEAR 2000 COMPLIANCE

During the transition from December 31, 1999 to January 1, 2000, the Company experienced no abnormality relating to the Year 2000 problem with respect to either its own computer systems or the computer systems of third parties with whom the Company does business. The Company has not incurred material expenses in networks and systems improvements in connection with Year 2000 compliance.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine-month period ended December 31, 1999, the Company made approximately 56% of its purchases in Renminbi, with the remaining amounts mainly settled in Hong Kong dollars, US dollars and Japanese Yen (only 11% of total purchase).

The Company's policy is to denominate all its sales in either US dollars or Hong Kong dollars. Since Hong Kong dollars remained "pegged" to the US dollar throughout the period, the Company's sales proceeds have thus far had very minimal exposure to foreign exchange fluctuations.

Therefore, since purchases are made in currencies that have devaluation pressure and sales are made in US dollars, the currency risk in the foreseeable future should be minimal, and the Company's Management determined that no derivative contracts such as forward contracts and options to hedge against foreign exchange fluctuations were necessary during the period.

In addition, the Company's interest expense is sensitive to fluctuations in the general level of Hong Kong interest rates. The interest rates of the installment loans, with principal amount of approximately $3.0 million, was between HIBOR+2.5% and 3.0% during the period (where HIBOR represents the Hong Kong Interbank Offered Rate). All other installment loans and banking facilities of the Company bear interest at floating rates generally based on prime lending rates, which are subject to periodic review.

The Company does not expect significant changes in Hong Kong interest rates in the foreseeable future. As at December 31, 1999, the aggregate amount outstanding under all banking facilities and the installment loans was approximately $3.4 million. Therefore, even a change of 0.5% in HIBOR and prime lending rates will lead to an increase in interest expense of only approximately $17,000 per annum.

As a result, the Company believes that the risk associated with fluctuations in interest rate is not material, and no derivative contracts are necessary.

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



                                  MAN SANG HOLDINGS, INC.



                                  By:/s/ Cheng Chung Hing
                                     -------------------------------------------
                                     Cheng Chung Hing, Chief Executive Officer





                                  By:/s/ Zacky Sun
                                     -------------------------------------------
                                     Zacky Sun, Chief Financial Officer



Date:    February 14, 2000

                                INDEX TO EXHIBITS



The following document is filed herewith or has been included as exhibit to previous filings with the Securities and Exchange Commission and is incorporated by reference as indicated below.

Exhibit No.    Description

27.1           Financial Data Schedule