Form 10-K405
period 2000-03-31
MAN SANG HOLDINGS INC
filed 2000-06-29
CIK 807630

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2000 OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ---------- TO ------------.
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

           Securities registered pursuant to Section 12(g)of the Act:

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

                                 Yes [x] No [ ]

         Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $2,431,188 as of June 1, 2000, based upon the closing price on the NASD Electronic Bulletin Board reported for such date. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer of affiliate status is not necessarily a conclusive determination for other purposes.

   4,405,960 shares of Common Stock Issued and Outstanding as of June 1, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) or (c) are incorporated by reference in this report.

                                TABLE OF CONTENTS

                                                                        Page

PART I
           ITEM 1.         BUSINESS                                       1
           ITEM 2.         PROPERTIES                                    15
           ITEM 3.         LEGAL PROCEEDINGS                             16
           ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF
                              SECURITY HOLDERS                           16

PART II
           ITEM 5.         MARKET FOR COMMON EQUITY AND
                             RELATED STOCKHOLDER MATTERS                 16
           ITEM 6.         SELECTED FINANCIAL DATA                       17
           ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION AND RESULTS
                              OF OPERATIONS                              18
           ITEM 7A         QUANTITATIVE AND QUALITATIVE
                             DISCLOSURES ABOUT MARKET RISK               24
           ITEM 8.         FINANCIAL STATEMENTS                          25
           ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH
                             ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                             DISCLOSURE                                  25

PART III
          ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTIONS
                             AND CONTROL PERSONS; COMPLIANCE
                             WITH SECTION 16(a) OF THE EXCHANGE ACT      26
          ITEM 11.      EXECUTIVE COMPENSATION                           30
          ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT                       37
          ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED
                             TRANSACTIONS                                39

PART IV
          ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K                     40

SIGNATURES                                                               43

FINANCIAL STATEMENTS

                                     PART I

ITEM 1.  BUSINESS

GENERAL AND ORGANIZATION CHART

Man Sang Holdings, Inc. (the "Company"), through its subsidiaries, is primarily engaged in (i) the purchasing, processing, assembling, merchandising, and wholesale distribution of pearls and pearl jewelry products; and (ii) the management and leasing of a commercial real estate complex in Shenzhen, People's Republic of China (the "PRC"). In fiscal 2000, and continuing into fiscal 2001, the Company (together with its subsidiaries and affiliates, (the "Group") is exploring sale and distribution of jewelry products via the Internet. See "Item
1. Business-Business Strategy". The structure of the Company as of the date of this annual report on Form 10-K is as follows:-

ORGANIZATIONAL CHART OF MAN SANG GROUP

                                                                                                  MAN SANG
                                                                                               HOLDINGS, INC.
                                                                                                  (Nevada)
                                                                                                     |
                                                                                                     | (Investment holding)
                                                                                                     | 100%
                                                                                                     |
                                                                                           Man Sang International
                                                                                               (B.V.I.) Limitd
                                                                                                   (B.V.I.)
                                                                                                     |
                                                                                                     | (Investment holding)
                                                                                      -------------------------
                                                                                       |                      |
                                                                                    67.60%                   100%
                                                                                       |                      |
                                                                                   MAN SANG            M.S. Electronic
                                                                                INTERNATIONAL          Emporium Limited
                                                                                   LIMITED                (B.V.I.)
                                                                                  (Bermuda)
                                                                                      |                 (Internet Sales)
                                                                                (Holding Company)
                                                                                      |
             --------------------------------------------------------------------------------------------------------------
             |                                                           |                                                |
            100%                                                       100%                                              100%
             |                                                           |                                                |
            Market                                                     Man San                                         Man Sang
            Leader                                                  Enterprise Ltd.                                   Innovations
           Technology                                                  (B.V.I)                                         Limited
            Limited                                                      |                                              (Hong
           (B.V.I)                                                       |                                              Kong)
             |                                                           |                                               |
             | (Investment)                                              | (Investment                                  (Licensing)
             | holding)                                                  |  holding)                                     |
             |                                    -----------------------------------------------------------           ------
            79%                                    100%               100%             100%              100%            60%
             |                                       |                 |                |                 |               |
            Cyber                                 Man Sang           Sokeen            Hong            Golden           Bejing
           Bizport                               Jewellery          Limited            Kong            Concord          Sai Long
           Limited                                Company            (Hong           Man Sang          (Asia)          Jewellery
         (Hong Kong)                              Limited            Kong)          Investments        Limited         Co., Ltd.
             |                                    (Hong                               Limited           (Hong            (PRC)
             |                                     Kong)                               Hong             Kong)              |
             |                                       |                                 (Kong)             |                |
             |                                       |                                   |                |                |
             | (Investment                       (Trading &         (Dormant)          (Investment       (Investment    (Assembling
             | holding)                         investment)                            holding)          holding)          of
             |                                       |                                    |               |               jewellery
             |                                       |                                    |               |                  &
             |                                       |                                    |               |               ornaments)
   ---------------------------------          -----------------------------------------   ---------     ---------------
   100%          100%           100%          100%        100%        100%         100%        100%     100%       100%
    |              |              |             |           |           |            |           |        |          _
 WiserU.com     Intimex        Wet Wet     Asean Gold    Arcadia     Man Hing     Tangzhu     Peking     Excel    Wealth-In
  Limited       Business        Cyber       Limited     Jewellery    Industry    Jewellery    Pearls    Access    Investment
(Hong Kong)    Solutions       Company      (B.V.I.)     Limited    Development    Goods      Company   Limited    Limited
                Company        Limited                 (Hong Kong)  (Shenzhen)   (Shenzhen)   Limited    (Hong    (Hong Kong)
                Limited      (Hong Kong)                             Co. Ltd.     Co. Ltd.     (Hong     Kong)
                 (Hong            |                                 (P.R.C.)     (P.R.C.)      Kong)
                 Kong)            |                                                              |
                                  |                                                              |
 (Internet     (Business    (E-Commerce)  (Entitlement  (Trading)    (Real      (Purchasing      |(Trading
Technology)    Solutions)         |           of                     estate     & processing     | 100%
                                  |       membership)              leasing &   of freshwater     |
                                  |                                  pearl       pearls &       Damien
                                  |                                 products    of larger       Pearls
                                  |                                 assembly)     size         Jewellery
                                  |                                              saltwater       Goods
                                  |                                              cultured      (Schenzhen
                                  |                                              pearls)        Co. Ltd.
                                  |                                                             (P.R.C.)
                           ------------------
                           100%          100%                                                  (Purchasing
                             |             |                                                        &
                       4376zone.com   Multi-Talent                                              processing
                         Limited        Limited                                                 of smaller
                      (Hong Kong)    (Hong Kong)                                                  size
                                                                                                saltwater
                        (Dormant)      (Dormant)                                                 culture
                                                                                                 pearls)

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

On September 26, 1997, MSIL successfully listed on The Stock Exchange of Hong Kong Limited ("The Hong Kong Stock Exchange") and completed an initial public offering

-------------------------

*Unless otherwise indicated as Hong Kong dollars or HK$, all financial information contained herein is presented in US dollars. The translations of Hong Kong dollar amounts into US dollars are for reference purpose only and have been made at the exchange rate of HK$7.74 for US$1, the approximate free rate of exchange at March 31, 2000. The Hong Kong dollar has been "pegged" to the US dollar since October 1983. The so-called "peg" is the Linked Exchange Rate System under which certificates of indebtedness issued by the Hong Kong Exchange Fund, which the three banks that issue the Hong Kong currency are required to hold as backing for the issue of Hong Kong dollar notes, are issued and redeemed against US dollars at a fixed exchange rate of HK$7.8 to US$1. In practice, therefore, any increase in note circulation is matched by a US dollar payment to the Exchange Fund, and any decrease in note circulation is matched by US dollar payment from the Exchange Fund. In the foreign exchange market, the exchange rate of Hong Kong dollar continues to be determined by forces of supply and demand. Against the fixed exchange rate for the issue and redemption of certificates of indebtedness, the market exchange rate generally stays close to the rate of HK$7.74 to US$1.

 ("IPO") of 127,500,000 shares (the "Shares") of HK$0.1 each at HK$1.08 per share with warrants (each an "IPO Warrant") in the proportion of one IPO Warrant for every five Shares raising net proceeds of approximately HK$123.6 million. Every IPO Warrant entitled the holder thereof to subscribe for one Share at an exercise price of HK$1.3 from the date of issue up to and including March 31, 1999. After MSIL's IPO, Man Sang BVI held 73.02% or 345 million Shares. As of March 31, 1999, the Company had issued 50 Shares upon exercise of the IPO warrants related to such Shares and on such date, the subscription rights attaching to the remaining IPO Warrants expired.

On August 12, 1998, at the 1998 Annual General Meeting of MSIL, MSIL's shareholders approved a final dividend for the year ended March 31, 1998 of HK$0.03 per Share, settled by way of allotment of fully paid shares in the capital of MSIL (the "Scrip Shares") with a cash option (the "Scrip Dividend Scheme"). Man Sang BVI elected to receive part of its final dividend in cash and part of it in 10,000,000 Scrip Shares. As some of MSIL's shareholders elected to receive cash dividend and some elected Scrip Shares, a total of 11,963,456 Scrip shares were allotted on October 8, 1998. After the allotment, Man Sang BVI legally and beneficially owns approximately 73.28% or 355 million Shares.

On August 2, 1999, at the 1999 Annual General Meeting of MSIL, MSIL's shareholders approved (i) a final dividend for the year ended March 31, 1999 in the amount of HK$0.01 per share; and (ii) a "Bonus Issue of Warrants" (i.e. a distribution of warrants (each a "Bonus Warrant")) to MSIL's shareholders on the basis of one Bonus Warrant for every five Shares of MSIL held on August 2, 1999. Pursuant to such shareholder approval, MSIL paid a cash dividend of HK$4,844,635.06 to its shareholders on September 7, 1999. Each Bonus Warrant entitles the holder thereof to subscribe in cash at an initial subscription price of HK$0.40 per Share (subject to adjustment), and is exercisable at any time from September 14, 1999 to September 13, 2001, both dates inclusive. The closing price of MSIL's Shares on August 2, 1999, as quoted on The Hong Kong Stock Exchange, was HK$0.37 per share.

On August 6, 1999, MSIL appointed Kingsway SW Securities Limited as placing agent on a fully underwritten basis in respect of the placing of 40,000,000 new MSIL Shares (the "Placing Shares") at a price of HK$0.33 per Share. The Placing Shares represented approximately 8.26% of MSIL's total issued and outstanding shares as of August 6, 1999, and approximately 7.63% of MSIL's issued and outstanding shares as diluted by the placement. After the placement, MSIL had 524,463,506 shares issued and outstanding. The legal and beneficial ownership of Man Sang BVI reduced from 73.28% to 67.69% of the issued and outstanding shares of MSIL.

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

Products

The Company presently offers six product lines including pearl jewelry, freshwater pearls, Chinese cultured pearls, Japanese cultured pearls, South Sea pearls and Tahitian pearls. Freshwater pearls are available in a variety of shapes and sizes. The most commonly available sizes range from 2mm to 8mm, and the price are generally less expensive than cultured pearls with wholesale prices typically ranging from $2 to $300 per 16 inch strand depending on size, grade and shape. However, since 1998, larger size freshwater pearls are available in the market ranging from 8mm to 10mm, or even sometimes up to 15mm, and the price for the larger size freshwater pearls can reach up to $2,000 per 16 inch strand depending on size, grade and shape. Saltwater cultured pearls generally are round in shape and range in size from 5mm to 18mm. South Sea and Tahitian pearls are considered to be the highest quality saltwater cultured pearls and typically the largest and most expensive followed by Japanese cultured pearls and Chinese cultured pearls. Wholesale prices of cultured pearls typically range from $13 to $85,000 per 16 inch strand.

The following table illustrates by pearl category the typical range of size and wholesale price of cultured pearls the Company sells, with price variations within each category reflecting size and qualitative differences:

                               SIZE         PRICE/16 INCH STRAND
                               mm                 US$

Freshwater Pearls               2-13         2 - 2,000
Chinese cultured pearls         5-7.5        3 - 500
Japanese cultured pearls        7-10         100 - 3,000
Tahitian pearls                 8-16         400 - 30,000
South Sea pearls                8-18         1,000 - 85,000


The Company also offers fully assembled pearl jewelry, including necklaces, earrings, rings, pendants, broaches, bracelets, watches, cufflinks, and similar miscellaneous pearl products. For the three years ended March 31, 2000, freshwater and cultured pearls sales as a percentage of the Company's sales of pearls and assembled pearl products were as follows:

                 Loose                        Assembled
 Year       and Strands Pearls              Pearl Jewelry
 ----       ------------------              -------------
          Freshwater      Cultured     Freshwater   Cultured
             %                %           %            %

2000           68           90           32           10
1999           75           92           25            8
1998           57           96           43            4

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

The Company has no long term purchase contracts, and instead negotiates the purchase of pearls on an as needed basis to correspond with expected demand. While the Company constantly seeks to capitalize on its volume purchasing and relationship with farmers and suppliers to secure the best pricing and quality when purchasing pearls and other jewelry raw materials, the Company generally purchases raw materials from suppliers at approximately prevailing market prices. The Company believes that there are numerous alternate supply sources and that the termination of the Company's relationship with any of its existing sources would not materially adversely affect the Company. To date, the Company has not experienced any difficulty in purchasing raw materials.

In fiscal 2000, the five largest suppliers of the Company accounted for approximately 37.5% (1999: 47.9%) of the Company's total purchases, with the largest supplier accounting for approximately 10.5% (1999: 23.9%) of the Company's total purchases.

In fiscal 2000, approximately 51.8% of the Company's purchases were made in Renminbi, with the remaining amount settled in Japanese Yen, French francs, Hong Kong dollars or US dollars. It is the Company's policy not to enter into derivative contracts such as forward contracts and options, unless the Company considers it necessary to hedge against foreign exchange fluctuations. No such derivative contract was entered into during fiscal 2000. See "Item 7A - Quantitative and Qualitative Disclosures about Market Risk".

Processing and Assembly

Pearl processing and assembly are conducted at the Company's facilities in Shenzhen, PRC. Freshwater pearl processing and assembly operations presently occupy approximately 24,542 square feet and employ 222 workers while cultured pearl processing and assembly operations occupy approximately 18,084 square feet and employ 219 workers. The average compensation per factory worker is US$77 per month while average supervisory compensation is US$183 per month.

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

The Company presently has facilities and pearl processing personnel to produce approximately 20,000 kg of freshwater pearls and 10,400 kg of cultured pearls annually, same as fiscal 1999. Fiscal 2000 production totaled approximately 16,388 kg of freshwater pearls and 5,416 kg of cultured pearls, compared to the production of 18,726 kg of freshwater pearls and 6,778 kg of cultured pearls in fiscal 1999. The Company presently also has adequate assembly and finishing personnel and facilities to produce approximately 1.2 million pieces of finished jewelry annually.

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

The Company's marketing and sales staff maintains on-going communications with a broad range of jewelry distributors, manufacturers and retailers worldwide to assure that customers' pearl requirements are fully satisfied. The Company's marketing and sales staff regularly visits all major pearl markets and jewelry trade shows to display products, establish contacts with potential customers and evaluate market trends. Apart from attending trade shows and servicing customers, the Company's marketing and sales force principally operates from the Company's headquarters in Hong Kong, where buyers personally visit and inspect the Company's products and place orders. As part of its marketing efforts, the Company has established an Internet web page (www.mspearl.com) to introduce the Company and to advertise the Company's products. In addition, the Company has increased its efforts to market pearls and jewelry products to customers in Europe and North America.

Customers

The Company's customers consist principally of wholesale distributors and mass merchandisers in Europe, the United States, Hong Kong and other Asian countries. For fiscal 2000, no customer accounted for more than 10 percent of the Company's sales, and the five largest customers of the Company accounted for approximately 20.1% (1999: 18.6%), with the largest customers accounting for approximately 6.1% (1999: 4.4%) of the Company's sales. As of March 31, 2000, the Company had approximately 600 customers. The Company has no long-term contract with any customer. Most of the Company's customers have been its customers for a number of years. The Company does not believe that the loss of any one customer will have a material adverse effect on its financial condition or results of operations.

The Company's policy is to denominate all its sales in either US dollars or Hong Kong dollars. Since Hong Kong dollar remained "pegged" to the U.S. dollar throughout fiscal 2000, the Company's sales proceeds have thus far had very minimal exposure to foreign exchange fluctuations. See "Item 7A - Quantitative and Qualitative Disclosures about Market Risk".

The following table sets forth by region and by product the net sales of the Company for the years ended March 31, 2000, 1999 and 1998:

                                      2000                       1999                      1998
                                      ----                       ----                      ----
                              US$'000       %           US$'000          %         US$'000          %
Cultured Pearls
---------------
North America                 5,365         14.9         5,863          19.6        6,923          20.5
Europe                        4,951         13.7         6,442          21.6        8,480          25.0
Hong Kong                     3,530          9.8         2,946           9.9        4,104          12.1
Other Asian countries         4,747         13.1         2,313           7.7        5,118          15.1
Others                          862          2.4           884           3.0        1,093           3.2
                             ------        -----        ------        ------       ------        ------
      Sub-total              19,455         53.9        18,448          61.8       25,718          75.9
                             ------        -----        ------        ------       ------        ------

Freshwater Pearls
-----------------
North America                 3,053          8.5         2,400           8.0          680           2.0
Europe                        3,699         10.3         2,427           8.1        1,516           4.5
Hong Kong                     1,255          3.5           556           1.9          478           1.4
Other Asian countries         2,353          6.5         1,692           5.7        1,081           3.2
Others                          482          1.3           249           0.8          235           0.7
                             ------        -----        ------        ------       ------        ------
      Sub-total              10,842         30.1         7,324          24.5        3,990          11.8
                             ------        -----        ------        ------       ------        ------
Assembled Pearl
---------------
Jewelry                       5,787         16.0         4,062          13.7        4,162          12.3
-------                       ------        -----        ------        ------       ------        ------
Total                        36,084        100.0        29,834         100.0       33,870         100.0
                             ======        =====        ======         =====       ======         =====

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

                                             Fiscal Year Ended March 31,
                              2000                       1999                    1998
                       ------------------         ------------------        ----------------
                       US$'000       %            US$'000        %          US$'000      %
First Quarter          8,791         24.4         6,703         22.5         8,659      25.6
Second Quarter         9,264         25.7         7,403         24.8         9,436      27.9
Third Quarter          8,203         22.7         5,690         19.1         6,962      20.5
Fourth Quarter         9,826         27.2        10,038         33.6         8,813      26.0
                      ------        -----        ------        -----        ------      -----
Total                 36,084        100.0        29,834        100.0        33,870      100.0
                      ======        =====        ======        =====        ======      =====

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

The Company believes that it is competitive in the industry because of its advanced pearl processing and bleaching techniques, and processing facilities in the PRC which allow the Company to process pearls at cost that is lower than many of its competitors and because it is a leading purchaser and distributor of Chinese cultured pearls. In addition, the Company provides one-stop shop convenience to customers and has historically maintained a close relationship with its customers. Therefore, although competition is intense, the Company believes that it is well positioned in the pearl industry. However, in a highly competitive industry where many competitors have substantially greater technical, financial and marketing resources than the Company, new competitors may enter into the market and customer preferences may change unpredictably, and there can be no assurance that the Company will remain competitive.


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

As of March 31, 2000, Man Sang Industrial City consisted of 24 buildings encompassing a total gross floor area of approximately 549,233 square feet. Twenty of the buildings in Man Sang Industrial City are factory buildings and four are living quarters. In addition to factories, dormitories and shops, Man Sang Industrial City has green zones, playgrounds and other amenities typically offered in industrial/living complexes in the PRC.

Leasing and Management

The Company presently utilizes five buildings in Man Sang Industrial City for pearl processing and assembly, administration and to house employees. The remaining facilities are leased to third party industrial users, primarily foreign investors and non-polluting light industry.

The Company employs a staff of 31 persons to provide required management, leasing, maintenance and security for Man Sang Industrial City.

As of March 31, 2000, the 19 buildings in Man Sang Industrial City, other than the five buildings utilized for the Company's pearl operations, were under lease to third party industrial users. Such facilities are typically offered under leases ranging in duration from one year to three years. The gross rental income from Man Sang Industrial City for fiscal 2000 was approximately $597,000 compared to approximately $556,000 for fiscal 1999. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Year Ended March 31, 2000 Compared to Year Ended March 31, 1999 - Rental Income".

In addition to Man Sang Industrial City, the Company owns rental properties in Hong Kong ("Hong Kong Rental Properties") which were leased to independent third parties. The Hong Kong Rental Properties consist of the properties as follows:-

         a. 957 square feet at Room 407, Wing Tuck Commercial Building, 177 - 183 Wing Lok Street, Hong Kong, leased for a rental income totaled approximately $14,837 for fiscal 2000, approximately $19,783 for fiscal 1999. See "Item 2 - Properties - Hong Kong";

         b. 3,586 square feet at Unit 14 and half of Unit 15 of the 6th floor, Block A, Focal Industrial Centre, 21 Man Lok Street, Kowloon, Hong Kong. A tenancy agreement for Unit 14 and half of Unit 15 was made on March 25, 1998 for a term of 3 years starting from June 1, 1998. The rental income totaled approximately $43,411 for fiscal 2000, approximately $36,175 for fiscal 1999. See "Item 2 - Properties - Hong Kong";

         c. 1,585 square feet at Unit 16 of the 6th floor, Block A, Focal Industrial Centre, 21 Man Lok Street, Kowloon, Hong Kong. A tenancy agreement for Unit 16 was entered into on May 10, 1999 at a monthly rental of $1,843 for a term of 2 years starting from May 12, 1999. The rental income totaled approximately $17,776 for fiscal 2000. See "Item 2 - Properties - Hong Kong";

         d. Parking space No. L-30 on the Ground Floor of Block A, Focal Industrial Centre, 21 Man Lok Street, Kowloon, Hong Kong. A rental agreement was made at a monthly rental of $620 for a term of one year starting from September 1, 1999. See "Item 2 - Properties - Hong Kong"; and

         e. Parking space No. 3 on Floor L3 of Valverde, 11 May Road, Hong Kong. A rental agreement was made at a monthly rental of $336 for a term of one year starting from January 8, 2000. See "Item 2 - Properties - Hong Kong".

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

Employees

As of May 31, 2000, the Company had 621 employees. No employee is governed by collective bargaining agreements and the Company considers its relations with its employees to be satisfactory. A breakdown of employees by function is as follows:-

                                       Hong Kong    PRC         Total
Senior management                           7         --          7
Marketing and sales                        20         --         20
Purchasing                                  5          4          9
Finance and accounting                     12          8         20
Processing and logistics                   19        473        492
Human resources and administration         14         25         39
Real estate leasing                        --         31         31
Information Technology                      3         --          3
                                          ---        ---        ---
      Total                                80        541        621
                                          ===        ===        ===

BUSINESS STRATEGY

While the Company continues to provide a full range of pearls and pearl jewelry products to jewelry manufacturers, wholesalers and retailers at competitive prices, the Company's management team ("Management") has identified larger size freshwater pearls as offering as high a gross profit margin as saltwater cultured pearls, and has taken steps to increase freshwater pearls in the Company's product mix. In fiscal 1998, the Company made an investment of Renminbi 5.1 million (approximately US$612,000) for a 19.5% stake in a pearl farm located in the PRC through a cooperative joint venture. The farm has a sea area of 500 hectares and can cultivate up to 18.5 million oysters. Management believes the farm can produce cultured pearls of diameter up to 9mm.

In fiscal 2000, the Company continued to increase its marketing efforts in Europe and North America by making extra trips to visit existing and potential customers personally to promote the Company's products. The Company anticipates that it will maintain its focus on freshwater pearls and Tahitian pearls in fiscal year 2001, and plans to continue to increase its market penetration through internal growth, strategic acquisitions, expansion of existing product lines and introduction of new pearl jewelry product lines.

On November 6, 1999, Arcadia Jewellery Limited ("AJL"), a wholly owned subsidiary of MSIL, entered into an agreement with Gold Treasure International Jewellery Company Limited, a company incorporated in Hong Kong ("GTI"), to invest HK$900,000 (approximately US$116,279) into GTI. Upon said investment, AJL owned 18% of GTI. The principal business of GTI is the production of accessories in gold, silver and/or other gems. The Company anticipates that this strategic investment will support the development of new jewelry product lines for the retail market.

To create a new marketing and distribution channel, on October 26, 1999, MSIL established another wholly owned subsidiary, Wet Wet Cyber Company Limited ("WWCC") to launch a new e-commerce web site, www.4376zone.com, to sell fashionable jewelry and accessories that WWCC may source from the Company's subsidiaries and affiliates (and therefore serving as an additional sales channel for the Group), and from other jewelry assemblers. Management intends to establish 4376zone.com as a new retail brand for the Group which caters specifically to both male and female customers in the Greater China region. The web site was launched in Hong Kong on January 24, 2000. The Company expects the development of its own brand name to improve the Company's image in the retail market, and that it is more efficient and effective to reach retail customers electronically.

On April 18, 2000, Cyber Era Company Limited ("Cyber Era"), a wholly owned subsidiary of MSIL, entered into an agreement with Dr. Alexander Tuntomo, Mr. Wang Chung and Mr. Chan Chi Chuen who are third parties independent of the directors, executives, and substantial shareholders of the Company to purchase all the issued and outstanding shares of Intimex Business Solutions Company Limited ("IBS") with a consideration of HK$2,100,000 (approximately US$271,318), which Cyber Era paid on April 18, 2000 by issuing 42,000,000 new shares of HK$0.05 each, which new shares represented 21% of the enlarged issued share capital of Cyber Era immediately after the closing of such transaction. IBS is a provider of business solutions. The Group believes that IBS will be able to help the Group explore the sale and distribution (whether by wholesale to other businesses or by retail to customers) of jewelry products whether manufactured by the Group or sourced from other vendors via the Internet.

SEGMENT INFORMATION

Reportable segment profit or loss, and segment assets are as follows:

              Reportable Segment Profit or Loss, and Segment Assets
              -----------------------------------------------------

                                                2000         1999
                                              US$'000       US$'000

Revenues from external customers
Pearls                                        36,084        29,834
Real Estate investment                           597           556
                                              ------        ------
                                              36,681        30,390
                                              ======        ======

Interest expenses
Pearls                                           286           127
Real Estate investment                           128            27
Corporate Assets                                 287           427
                                              ------        ------
                                                 701           581
                                              ======        ======

Depreciation and amortization
Pearls                                           568           439
Real Estate investment                            97            88
Corporate Assets                                 200           199
                                              ------        ------
                                                 865           726
                                              ======        ======

Segment profit
Pearls                                         3,397         2,119
Real Estate investment                            92            18
                                              ------        ------
                                               3,489         2,137
                                              ======        ======

Capital expenditure for segment assets
Pearls                                           846         1,669
Real Estate investment                            --            --
Corporate Assets                                  --         4,252
                                              ------        ------
                                                 846         5,921
                                              ======        ======

Segment assets
Pearls                                        56,979        45,609
Real Estate investment                         4,267         3,856
Corporate Assets                               9,643         9,958
                                              ------        ------
                                              70,889        59,423
                                              ======        ======

YEAR 2000 COMPLIANCE

During the transition from December 31, 1999 to January 1, 2000, the Company experienced no abnormality relating to the Year 2000 problem with respect to either its own computer system or the computer systems of third parties with whom the Company does business. The Company has not incurred material expenses in networks and systems improvements in connection with Year 2000 compliance.

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

The Company owns an investment property at Room 407, Wing Tuck Commercial Centre, 177 - 183 Wing Lok Street, Sheung Wan, Hong Kong. The gross floor area of the premises is approximately 957 square feet. It was rented to an independent third party at a monthly rental of $1,236 with tenancy expiring on January 31, 2001, with an optional renewal term of two years upon expiry of the tenancy. See "Item 1 - Business - Real Estate Leasing Operations - Leasing and Management" above.

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

The Company owns a residential flat with a gross floor area of approximately 1,063 square feet on 33rd Floor, and a parking space at No.3 on L3 Floor of Valverde, 11 May Road, Hong Kong. The Group uses the residential flat as accommodation for senior executives. The parking space is leased out to independent third party. See "Item 1 - Business - Real Estate Leasing Operations
- Leasing and Management" above.

The Company owns a residential flat with a gross floor area of approximately 2,838 square feet on 20th Floor, The Mayfair, 1 May Road, Hong Kong, which it uses as the Vice-Chairman's residence.

PEOPLE'S REPUBLIC OF CHINA

As noted above, the Company owns the land use rights to the site of Man Sang Industrial City for a term of 50 years from September 1, 1991 to September 1, 2041. On March 31, 2000, Man Sang Industrial City consisted of 24 buildings encompassing a total gross floor area of approximately 549,233 square feet. The Company presently utilizes most of the units in five buildings for pearl processing, administration and staff accommodation. The remaining 19 buildings, amounting to approximately 451,248 square feet of floor space and representing approximately 82.2% of the total gross floor space of Man Sang Industrial City, are leased to independent third parties and industrial users not connected with the Company.


ITEM 3.  LEGAL PROCEEDINGS

Neither the Company nor its property is subject to any pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended March 31, 2000.



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

Period                         Over the quarter             On the last day of quarter
------                         ----------------             --------------------------
                            High              Low             High            Low
                              $                 $                $              $
2000
June 30, 1999                 2.125          1.312            1.75            1.625
September 30, 1999            1.75           1.187            1.187           1.187
December 31, 1999             2.25           1.00             1.125           1.125
March 31, 2000                5.125          1.125            2.25            2.00

1999
June 30, 1998                 5.00           1.00             1.875           1.875
September 30, 1998            3.00           1.531            1.625           1.531
December 31, 1998             1.531          0.937            0.937           0.937
March 31, 1999                2.187          0.875            1.75            1.75

The above bid information is provided by Bloomberg LP, and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

HOLDERS

The number of record holders of the Company's Common Stock as of May 31, 2000, was 206. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

DIVIDENDS

The Company has not paid any dividends with respect to its Common Stock during the two preceding fiscal years, and does not intend to pay dividends in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA

Set forth below is certain selected consolidated financial data for the Company and its subsidiaries covering the fiscal years ended March 31, 2000, 1999, 1998, 1997 and 1996, and the selected balance sheet data at March 31 of each such year. This summary should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements provided in Item 7 and 8 respectively, of this Report on Form 10-K.

(Amounts expressed in thousands except share data)

FOR THE YEAR                                          2000             1999            1998              1997           1996 (N1)
                                                       US$              US$             US$               US$            US$

Net sales                                           36,084           29,834           33,870           32,073           26,734
Gross profit                                        11,774           10,013           13,532           12,464            9,049
Rental income-Gross                                    597              556              704              722              489
SG & A
 - for net sales                                     8,377            7,894            6,956            6,750            4,338
 - for rental                                          505              538              453              427              292
Operating income                                     3,489            2,137            6,827            6,008            4,909
Interest expense                                       701              581              476              817              730
Interest income                                        648              519              430               96               56
Non-operating income                                   850               83            2,790              109               31
Income before
 - income taxes (N2)                                 4,286            2,158            9,572            5,396            4,265
Income taxes                                           622              302              457              146              185
Minority interests                                   1,102              717            1,496               --               --
Net income (N2)                                      2,562            1,139            7,618            5,250            4,081
Net income
 - per share (N3)                                     0.59             0.27             1.77             1.40             1.45
Depreciation and
 amortization                                          865              726              524              401              419
Gross profit margin(%)                               32.63            33.56            39.96             38.9             33.9


AT MARCH 31                                                2000             1999             1998             1997        1996 (N1)
                                                            US$              US$              US$              US$              US$
Working capital                                          39,308           34,256           37,761           14,859            5,649
Property, plant
 and equipment, net                                      12,585           13,014            6,552            4,246            1,252
Real estate
 investment, net                                          4,267            3,855            3,887            3,363            3,385
Total Assets                                             70,889           59,423           52,111           34,686           22,382
% Return on Total Assets                                   3.61             1.92            14.62            15.14            18.23
Long-term Debt                                            2,699            3,296            2,499            1,099               23
Total Liabilities (excluding
   minority interests)                                   16,610           10,893            5,709           13,318           12,119
Minority interests                                       16,482           11,984           11,491               --               --
Shareholders' equity                                     37,797           36,546           34,911           21,368           10,263
Net book value
  per share (N3)                                           8.76             8.49             8.11             5.68             3.65
% Return on
  shareholders' equity                                     6.78             3.12            21.82            24.57            39.76
Gearing Ratio (N4)                                         0.78             0.53             0.42             0.37             0.72
Weighted average shares
  outstanding (N3)                                    4,316,069        4,305,960        4,305,458        3,766,454        2,812,500


N1: The financial data for the year ended March 31, 1996 is proforma, and has been prepared as if the Group structure resulting from Man Sang BVI's merger in January 1996 with UNIX Source America, Inc. was in existence from April 1, 1994 through March 31, 1996. See "Item 1 - Business - History of the Company."

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

OVERVIEW

In fiscal 2000, net sales totaled $36.1 million, representing a 21.0% increase, compared to net sales of $29.8 million in fiscal 1999. The increase in net sales was mainly attributable to (i) an increase by 46.0% and 157.7%, respectively, in the net sales of Chinese freshwater pearls and South Sea pearls (including such pearls used in assembled pearl jewelry); and (ii) an 30.1% and 83.8% increase in net sales in Hong Kong and Asian countries excluding Hong Kong for the year ended March 31, 2000 when compared to the same period in 1999. The Company attributes such increases in net sales in part to its increased sales efforts and its shift in product mix toward Chinese freshwater pearls and South Sea pearls, in part to more stabilized currency and average economic performance of countries in the Asia-Pacific region, and in part to improve private consumption in fiscal 2000 when compared to fiscal 1999.

RESULTS OF OPERATIONS

The following table sets forth for the fiscal years indicated certain items from the Consolidated Statements of Income expressed as a percentage of net sales:

                                                          Year Ended March 31,
                                                          --------------------

                                                    2000           1999          1998
                                                    ----           ----          ----
                                                      %               %             %
Net sales                                           100.0         100.0         100.0
Cost of Sales                                        67.4          66.4          60.0
                                                    -----         -----         -----
Gross Profit                                         32.6          33.6          40.0
Rental Income, Gross                                  1.7           1.9           2.1
                                                    -----         -----         -----
                                                     34.3          35.5          42.1
Selling, General and Administrative Expenses         24.6          28.3          21.9
                                                    -----         -----         -----
Operating Income                                      9.7           7.2          20.2
Interest Expense                                     (1.9)         (2.0)         (1.4)
Interest Income                                       1.8           1.7           1.3
Non-operating Income                                  2.3           0.3           8.2
                                                    -----         -----         -----
Income Before Income Taxes                           11.9           7.2          28.3
Provision for Income Taxes                            1.7           1.0           1.4
                                                    -----         -----         -----
Net Income before minority interests                 10.2           6.2          26.9
Minority Interests                                    3.1           2.4           4.4
                                                    -----         -----         -----
Net Income                                            7.1           3.8          22.5
                                                    =====         =====         =====


YEAR ENDED MARCH 31, 2000 COMPARED TO YEAR ENDED MARCH 31, 1999

Net Sales and Gross Profit

Net sales increased by $6.3 million, or 21.0%, to $36.1 million in fiscal 2000 from $29.8 million in the prior year. The increase in net sales was attributable to the implementation of the Company's emphasis on increasing sales of Chinese freshwater pearls and South Sea pearls in its product mix. Chinese freshwater pearls represented 38.2% of net sales in fiscal 2000 as compared to 31.6% of net sales in the prior year; whereas South Sea Pearls represented 25.4% of net sales in fiscal 2000 as compared to 11.9% of net sales in the prior year.

Gross profit increased by $1.8 million, or 17.6%, to $11.8 million for fiscal 2000 compared to $10.0 million for the prior year. As a percentage of sales, gross profit decreased from 33.6% to 32.6%. The increase in gross profit resulted mainly from the overall increase in sales, while the slight decrease in gross profit margin resulted mainly from the increase of South Sea and Tahitian pearls in the Company's product mix. Generally, South Sea and Tahitian pearls, although higher priced, yield lower margins.

Rental Income

Gross rental income increased by $41K**, or 7.4%, to $597K for fiscal 2000 compared to $556K for the prior year. The increase in gross rental income was attributable to an increase in occupancy rate from 72.8% to 80.3% in the Man Sang Industrial City facility located in the PRC.

Selling, General and Administrative Expenses ("SG & A")

SG & A expenses were $8.9 million, consisting of $8.4 million attributable to pearl operations and $0.5 million attributable to real estate operations, for fiscal 2000, an increase of approximately $0.5 million, or 5.1%, from $8.4 million, consisting of $7.9 million attributable to pearl operations and $0.5 million attributable to real estate operations, during fiscal 1999.

The increase in SG & A was primarily due to an increase of the marketing and promotion costs by $0.4 million or 171.7% to $0.7 million from $0.3 million in the prior year. The increase was mainly attributable to the marketing and advertising cost for the launch of the web site www.4376zone.com in January 2000. As a percentage of net sales, SG & A from pearl operations decreased from 26.5% in fiscal 1999 to 23.2% in fiscal 2000, while SG & A from real estate operations decreased from 1.8% in fiscal 1999 to 1.4% in fiscal 2000.

Interest Income

Interest income for fiscal 2000 increased by $129K to $648K from $519K in fiscal 1999, principally due to interest income from the increased working capital raised from the placement of 40,000,000 new shares in the capital of MSIL at a price of HK$0.33 per share; and an increase in net sales during the year.

Interest Expense

Interest expense increased by $120K, or 20.6%, to $701K for fiscal 2000, from $581K for fiscal 1999. The increase in interest expense was due principally to an increase short-term bank borrowings by the Company's subsidiaries in PRC to minimize the impact of a possible devaluation of the Renminbi. The Company's average borrowing rate fell to 6.1% per annum for fiscal 2000 as compared to 7.6% for the prior year.



** As used in this 10-K, the letter "K" appearing immediately after a dollar amount denotes rounding to the nearest $1,000; as an example, $250,499 may be rounded to "$250K".

Income Taxes

Income taxes and provision therefor for fiscal 2000 increased by $320K to $622K, representing a 106.2% increase from the income tax of $302K for the same period in fiscal 1999. Such significant increase was principally due to:-

- increase in operating income arisen from an increase in net sales and gross profit;

- a PRC subsidiary, which was exempted from PRC income taxes in calendar year of 1998, started paying income tax at a rate of approximately 7.5% during calendar year 1999 under the Income Tax Law of the PRC;

- Another PRC subsidiary, which was entitled for a 50% relief from PRC income taxes, in calendar year of 1998, started paying income tax at a rate of 15% during calendar year of 1999 under the Income Tax Law of the PRC.

Under the Income Tax Law of the PRC, three operating subsidiaries of the Company, namely Man Hing Industry development (Shenzhen) Co. Ltd., Damei Pearls Jewellery Goods (Shenzhen) Co. Ltd., and Tangzhu Jewellery Goods (Shenzhen) Co. Ltd., all of which are located in the Shenzhen Special economic Zone of the PRC, are (i) exempt from PRC income taxes on income derived from pearls processing operations (but not on any rental income) for two years, beginning with the first profitable year of operation, and (ii) entitled to a 50% relief from PRC income taxes on income derived from pearls processing operations (but not on any rental income) for the three years after the expiration of the two-year tax exemption. Since the three subsidiaries first became profitable in the years 1994, 1995 and 1997, the exemptions expired in the years 1996, 1997 and 1999; and the 50% relief expires in the years 1999, 2000, and 2002, respectively.

Net Income

Net income for the year increased by $1.5 million to $2.6 million representing 125.0% increase from $1.1 million in fiscal year 1999. The increase was attributable to, among other things:

(i) an increase in net sales (See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview) for the year;

(ii) an income on sales by Man Sang International (B.V.I.) Limited on December 10, 1999 of warrants issued by MSIL to purchase 45 million ordinary shares of MSIL.

Excluding income taxes, minority interests and non-recurrent items, the operating profit from the pearls and real estate businesses during the year was $3.9 million, representing a 82.9% increase, compared to that of $2.2 million in fiscal 1999.

YEAR ENDED MARCH 31, 1999 COMPARED TO YEAR ENDED MARCH 31, 1998

Net Sales and Gross Profit

Net sales decreased by $4.0 million, or 11.8%, to $29.8 million in fiscal 1999 from $33.8 million in the prior year. The decrease in net sales was attributable at least in part to the weakness of most economies in Asia. In response, the Company has among other things shifted its product mix to lower priced freshwater pearls. Freshwater pearls represented 31.6% of net sales in fiscal 1999 as compared to 21.1% of net sales in the prior year.

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

Rental Income

Gross rental income decreased by $148K, or 20.9%, to $556K for fiscal 1999 compared to $704K for the prior year. The decrease in gross rental income was due to economic weakness in Asia which in turn adversely affected the occupancy rate in the Man Sang Industrial City facility located in Shenzhen, the PRC. The occupancy rate was 72.8% as at March 31, 1999.

Selling, General and Administrative Expenses

SG & A expenses were $8.4 million, consisting of $7.9 million attributable to pearl operations and $0.5 million attributable to real estate operations, for fiscal 1999, an increase of approximately $1 million, or 13.5%, from $7.4 million, consisting of $7.0 million attributable to pearl operations and $0.4 million attributable to real estate operations, during 1998. The increase in SG & A was primarily attributable to the termination pay of $102K to Ng Hak Yee, Patrick, an increase of depreciation expense of $193K, and an increase in the provision for doubtful debt of $267K. As a percentage of net sales, SG & A from pearl operations increased from 20.5% in fiscal 1998 to 26.5% in fiscal 1999, while SG & A from real estate operations increased from 1.3% in fiscal 1998 to 1.8% in fiscal 1999.

Interest Income

Interest income for fiscal 1999 increased by $89K to $520K from $430K in fiscal 1998, principally due to cash raised from MSIL's IPO in September 1997.

Income In Respect of Subscription Monies Received On Subsidiary's Public
Offering

The income in respect of subscription monies for MSIL's IPO, in the amount of $1.5 million, arose in fiscal 1998 and is non-recurring.

Interest Expense

Interest expense increased by $105K, or 22.0%, to $581K for fiscal 1999, from $476K for fiscal 1998. The increase in interest expense was due principally to an increase in long-term bank borrowings for acquisition of a leasehold property in Hong Kong, and short-term bank borrowings by the Company's subsidiaries in PRC to minimize the impact of a possible devaluation of the Renminbi. The Company's average borrowing rate fell to 7.6% per annum for fiscal 1999 as compared to 10.3% for the prior year.

Income Taxes

Income taxes and provision therefor for fiscal 1999 decreased by $155K to $302K, representing a 34.1% decrease from the income tax of $457K for the same period in 1998. Such significant decrease was principally due to decrease in operating income.

Net Income

Net income for the year decreased by $6.5 million to $1.1 million representing 85.5% decrease from $7.6 million in fiscal year 1998. The decrease was attributable to, among other things:

(i) a decrease in net sales (See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview) and gross profit margin (in part due to an increase of freshwater pearls in the Company's product mix) for the year;

(ii) a gain on sales of property, plant and equipment of $1.1 million, and an income of $1.5 million on subscription monies for MSIL's IPO in fiscal 1998, both of which is not recurrent in fiscal 1999.

Excluding income taxes, minority interests and non-recurrent items, the operating profit from the pearls and real estate businesses during the year was $2.2 million, representing a 68.6% decrease, compared to that of $7.0 million in fiscal year 1998.

Liquidity and Capital Resources

The Company's primary liquidity needs are to fund accounts receivable and inventories and, to a lesser extent, to expand its business operations. At March 31, 2000, the Company had working capital of $39.3 million and a cash balance of $19.5 million compared to working capital of $34.3 million and a cash balance of $11.0 million at March 31, 1999. The current ratio was 3.8 in fiscal 2000 as compared with that of 5.5 in fiscal 1999. The increase in working capital is mainly due to a net increase in cash and cash equivalents by $3.0 million, a net increase in inventories of $2.1 million, and an increase of short-term borrowing in the subsidiaries in PRC of approximately $6.1 million to a total of $9.5 million. The loans are secured by deposit of $7.5 million and the mortgage of 5 buildings in Man Sang Industrial City. The borrowing was used to purchase pearls and finance daily operations of the PRC subsidiaries. The main purpose of the borrowings is to minimize the impact of a possible devaluation of the Renminbi.

Net cash provided by operating activities was $2.1 million and $0.9 million for fiscal 2000 and fiscal 1999, respectively. Net cash flows from the Company's operating activities were attributable to the Company's income and changes in operating assets and liabilities.

Inventories increased by $2.2 million to $24.3 million at March 31, 2000 and the inventory turns in terms of month decreased from 12.7 months in fiscal 1999 to
11.5 months this fiscal.

The increase in inventories was attributable to higher purchasing and production to meet increased demand for the freshwater pearls and South Sea pearls.

Long-term debt (including current portion of long-term debt) was $3.3 million at March 31, 2000, an decrease of $0.6 million compared with the prior year. The decrease was attributable to the repayment of installment loan in fiscal 2000. The interest rates of the installment loan ranged from HIBOR + 2.5% to HIBOR + 3.0%, where HIBOR represents Hong Kong Interbank Offered Rate. The gearing ratio was 0.78 at March 31, 2000, as compared with 0.53 at March 31, 1999, the increase was mainly due to the increase of short term borrowing in the subsidiaries in PRC as mentioned above.

The Company had available working capital facilities of $8.4 million in total with various banks at March 31, 2000. Such banking facilities include letter of credit arrangements, import loans, overdraft protection and other facilities commonly used in the jewelry business. All such banking facilities bear interest at floating rates generally based on prime lending rates, and are subject to periodic review. At March 31, 2000, the Company utilized only approximately $51K of its credit facilities.

The Company believes that funds to be generated from internal operations and the existing banking facilities will enable the Company to meet anticipated future cash flow requirements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In fiscal 2000, the Company made approximately 51.8% of its purchases in Renminbi (the currency of the PRC), with the remaining amounts mainly settled in Hong Kong dollars, US Dollars and Japanese Yen (only 10.2% of total purchase).

The Company's policy is to denominate all its sales in either US dollar or Hong Kong dollars. Since Hong Kong dollars remained "pegged" to the US dollar throughout fiscal 2000, the Company's sales proceeds have thus far had very minimal exposure to foreign exchange fluctuations. However, if the US dollar remains relatively stronger than most of the Asian currencies, it will be more expensive for Asian customers to purchase pearls from the Company, and demand may fall.

The Management determined that its currency risk in fiscal 2000 was immaterial and therefore no derivative contracts such as forward contracts and options to hedge against foreign exchange fluctuations were necessary.

Currencies whose fluctuations are most likely to have the most significant impact on the Company's operating results include the Renminbi and Japanese Yen. The Company estimates that a 10% change in foreign exchange rates, assuming everything else being equal, would impact reported operating income by less than $400,000. The Company believes that this quantitative measure has inherent limitations because it does not take into account any changes in either the customers' purchasing pattern, or the Company's purchasing, financing and operating strategies.

In addition, the Company's interest expense is sensitive to fluctuations in the general level of Hong Kong interest rates. The interest rates of the installment loans, with principal amount of approximately $2.8 million, ranged from HIBOR+2.5% to HIBOR+3.0% in fiscal 2000 (where HIBOR represents Hong Kong Interbank Offered Rate). All other installment loans and banking facilities of the Company bear interest at floating rates generally based on prime lending rates, which are subject to periodic review.

The Company does not expect significant changes in Hong Kong interest rates in the foreseeable future. As at March 31, 2000, the aggregate amount outstanding under all banking facilities and the installment loans was approximately $3.3 million. Therefore, even a change of 0.5% in HIBOR and prime lending rates will lead to an increase in interest expense of only approximately $16,500 per annum.

As a result, the Company believes that the risk associated with fluctuations in interest rate is immaterial, and no derivative contracts are necessary.


ITEM 8.  FINANCIAL STATEMENTS
         MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                               Page

Independent Auditors' Report                                                    F-1

Consolidated Statements of Income and Comprehensive Income for the years
  ended March 31, 2000, 1999 and 1998                                           F-2

Consolidated Balance Sheets as of March 31, 2000 and 1999                       F-3

Consolidated Statements of Stockholders' Equity for the
  years ended March 31, 2000, 1999 and 1998                                     F-5

Consolidated Statements of Cash Flows for the years
  ended March 31, 2000, 1999 and 1998                                           F-6

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


      NONE

                                    PART III



ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTIONS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth, as of June 15, 2000, the name and age, position held with the Company and term of office, of each director of the Company and the period or periods during which he or she has served in his or her respective position(s).

NAME                       AGE          POSITION(S) HELD                  TERM OF OFFICE
----                       ---          ----------------                  --------------

Cheng Chung Hing, Ricky    39           President and
                                        Chairman of the Board              1/96 - present
                                        Chief Executive
                                        Officer                            1/98 - present
                                        Chief Financial Officer            2/99 - 8/99

Cheng Tai Po               48           Vice Chairman of the Board         1/96 - present

Yan Sau Man, Amy           37           Vice President and Director        1/96 - present

Wong Ka Ming               48           Vice President and Director        2/00 - present

Hung Kwok Wing, Sonny      36           Director                           11/96 - present
                                        Vice President                     11/96 - 2/00

Lai Chau Ming, Matthew     47           Director                           11/96 - present

Yuen Ka Lok, Ernest        37           Director                           11/96 - present

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

NAME                                    AGE          POSITION HELD
----                                    ---          -------------
Cheng Chung Hing, Ricky                 39           President, Chairman,
                                                     Chief Executive Officer

Cheng Tai Po                            48           Vice Chairman

Yan Sau Man, Amy                        37           Vice President

Wong Ka Ming                            48           Vice President

Sun Kam Fai, Zacky                      38           Chief Financial Officer

Ho Suk Han, Sophia                      31           Secretary

BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS

CHENG Chung Hing, Ricky, co-founder of the Group, has served as Chairman of the Board of Directors and President of the Company since January 8, 1996, and of Man Sang BVI since December 1995. He was appointed a member of the Compensation Committee of the Board of Directors on September 8, 1997 and Chief Financial Officer of the Company on February 27, 1999 but resigned from the two offices on September 18, 1998 and August 2, 1999 respectively. He was appointed Chief Executive Officer of the Company on January 2, 1998. Mr. Cheng was appointed Chairman and a Director of MSIL, an indirect subsidiary listed on The Stock Exchange of Hong Kong Limited, on August 8, 1997 and August 4, 1997, respectively. Prior to the reorganization of the Group in late 1995 which culminated in the Company's issuance of Common Stock and Series A Preferred Stock in exchange for all the outstanding securities of Man Sang BVI in January 1996 (the "Group Reorganization"), he had served as chairman and president of various companies within the Group. Mr. Cheng has nearly 20 years' experience in the pearl business and is responsible for overall planning, strategic formulation and business development of the Company.

CHENG Tai Po, co-founder of the Group, has served as Vice Chairman of the Company since January 8, 1996 and of Man Sang BVI since December 1995. He was appointed Deputy Chairman and a Director of MSIL on August 8 and August 4, 1997, respectively. Prior to the Group Reorganization, he had served as vice-chairman of various companies within the Group. Mr. Cheng has nearly 20 years' experience in the pearl business and is responsible for purchasing and processing of pearls as well as overall planning, strategic formulation and business development of the Company.

YAN Sau Man, Amy, has served as Vice President and a Director of the Company since January 8, 1996 and of Man Sang BVI since December 1995. She was appointed as a Director of MSIL on August 12, 1997. Ms. Yan joined the Group in 1984 and has been responsible for overall marketing and sales activities of the Company.

WONG Ka Ming, has served as Vice President and a Director of the Company since February 21, 2000. He was also appointed as a Director of MSIL on the same date. Mr. Wong obtained his B.S. Sc. and M.B.A. from the Chinese University of Hong Kong and has over 20 years' experience in investment banking and corporate finance. Before joining the

Group, Mr. Wong was a director of Fidelity Communication Company, an investors and corporate relations firm, since 1999. From 1997 to 1999, he was a director of Regal Financial Services Ltd ("Regal") specializing in investments and fund management. Before joining Regal, he acquired extensive experience in securities brokering and marketing. He was the Managing Director of YF Securities Co. Ltd (1995 to 1997), the Dealing Director of Jih Sun Securities (HK) Ltd. (1993 to
1995) and a director of Seapower Securities Ltd. (1991 to 1993). Mr. Wong was employed as Senior Manager in Dao Heng Securities Ltd. from 1987 to 1991 and in Far East Bank Ltd. from 1986 to 1987. From 1984 to 1986, Mr. Wong was the Operations Manager in Engelhard Metals AG ("Engelhard"). Before joining Engelhard, he was the Marketing Manager of Sun Hung Kai Securities Ltd. from 1978 to 1984. Mr. Wong is responsible for the corporate development and investors relationship of the Company.

HUNG Kwok Wing, Sonny, has served as Vice President and a Director of the Company since November 1, 1996. He resigned as Vice President on February 29, 2000. He was appointed a Director of MSIL on August 12, 1997. Prior to joining the Company, Mr. Hung was employed as Deputy Manager of Dah Sing Bank from February 1996 to October 1996 and as Branch Manager of The Hong Kong and Shanghai Banking Corporation Limited from 1991 to February 1996. Mr. Hung received his bachelor's degree in Finance and Banking from San Francisco State University and master's degree in Business Administration from the University of Strathclyde, U.K. and the Baptist University of Hong Kong.

LAI Chau Ming, Matthew, has served as a Director of the Company since November 1996. He was appointed a member of the Compensation Committee and a member of the Audit Committee of the Board of Directors on September 8, 1997 and September 18, 1998 respectively. Mr. Lai is currently employed as Senior Manager of Vickers Ballas Hong Kong Limited ("Vickers Ballas"). Prior to his joining Vickers Ballas in July 1996, Mr. Lai served from 1972 to 1996 as a Senior Manager of Sun Hung Kai Investment Company Limited, one of the biggest investment companies in Hong Kong. Mr. Lai has over 27 years' experience in investment. He is experienced in the areas of financial management and planning.

YUEN Ka Lok, Ernest, has served as a Director of the Company since November 1996. He was appointed Chairman of the Compensation Committee and a member of the Audit Committee of the Board of Directors on September 8, 1997 and September 18, 1998 respectively. Mr. Yuen was also appointed a Director of MSIL on August 12, 1997. Mr. Yuen is a solicitor and is currently a Partner in the law firm of Messrs. Yuen & Partners. Mr. Yuen joined Messrs. Ivan Tang & Co. ("ITC") as a Consultant in August 1994 and became a Partner in January 1996. Mr. Yuen retired from ITC as partner and started his own practice in the name of Yuen & Partners in August, 1997. Prior to his joining ITC, from March 1992 to August 1994, Mr. Yuen was employed as Assistant Solicitor at Messrs. Van Langenbery & Lau ("VLL") and Messrs. AB Nasir, respectively. Prior to his joining VLL, Mr. Yuen was an Articled Clerk at Messrs. Robin Bridge & John Liu. From 1985 to 1987, Mr. Yuen was an audit trainee at Price Waterhouse (now known as PriceWaterhouseCoopers), an international accounting firm. Mr. Yuen is experienced in civil and criminal litigations as well as the general commercial transactions.

SUN Kam Fai, Zacky, joined the Company in March 1999 and has served as Vice President of the Company since May 3, 1999 but resigned on August 2, 1999. On the same date, he was appointed Chief Financial Officer of the Company. He is responsible for financial management and participates in formulation and execution of corporate policies. Mr. Sun was the Financial Controller of CCT Communication Group Limited in Hong Kong from December 1997 to February 1999 and of Synergy Power Corporation Pty Ltd in Australia from May 1995 to June 1997. In June 1992, he established an independent accounting firm in Hong Kong, which he managed until October 1994. From April 1987 to June 1992, Mr. Sun served as Project Manager of Toplus Development Limited to explore investment opportunities. From 1984 to 1987, Mr. Sun was an audit trainee at Ernst & Whinney (now known as Ernst & Young), an international accounting firm. He is a Certified Public Accountant, a fellow of the Association of the Chartered Certified Accountants, an associate of the Australian Society of Certified Public Accountants and an associate of the Hong Kong Society of Accountants.

HO Suk Han, Sophia, has served as Secretary of the Company since January 1998. Miss Ho has nearly 10 years' experience in company secretarial work in an international accounting firm and several listed companies in Hong Kong. She is an associate of The Hong Kong Institute of Company Secretaries and The Institute of Chartered Secretaries and Administrators in Hong Kong Limited.


FAMILY RELATIONSHIPS

Cheng Chung Hing, Ricky and Cheng Tai Po are brothers. Other than the foregoing, there are no family relationships among the above-named directors and executive officers of the Company.


COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

Based solely on a review of copies of the forms provided to the Company, or written representations that no other filing of forms was required, the Company has found that: (i) Cafoong Limited became the beneficial owner of more than 10% of the Common Stock on January 8, 1996 and such company filed Form 3 in respect thereof in February 1997; (ii) Cheng Chung Hing, Ricky and Cheng Tai Po became the indirect beneficial owners of more than 10% of the Company's Common Stock on January 8, 1996 by virtue of their respective holding of 60% and 40% of all the issued and outstanding stock of Cafoong Limited and such individuals filed Forms 3 in respect thereof on February 20, 1997; (iii) Cheng Chung Hing, Ricky; Cheng Tai Po; Yan Sau Man, Amy and Hung Kwok Wing, Sonny were granted non-qualified stock options to purchase Common Stock on September 16, 1997 and such individuals filed Forms 4 in respect thereof on April 9, 1998; and (iv) Hung Kwok Wing, Sonny exercised all his stock options to purchase 100,000 shares of Common Stock on February 24, 2000 and filed Form 4 in respect thereof on March 6, 2000. See "Item 11 - Executive Compensation."


COMMITTEES

AUDIT COMMITTEE

The Board of Directors established an Audit Committee on September 18, 1998 with Alexander Reid Hamilton as Chairman, and Yuen Ka Lok, Ernest and Lai Chau Ming, Matthew as Committee members. Mr. Hamilton is a Director and Chairman of the Audit

Committee of MSIL. He was a partner in an international accounting firm for 16 years and has over 22 years of audit and accounting experience. Mr. Hamilton serves as audit committee member of several companies which are listed on The Stock Exchange of Hong Kong Limited. With his rich experience, the Company invited him to act as Chairman of the Audit Committee.

The Committee makes such examinations as are necessary to monitor the corporate financial reporting and the internal and external audits of the Company. Besides the monitoring function, the Committee also makes recommendations on improvements and conduct any other duties as the Board of Directors may delegate. During the year ended March 31, 2000, the Audit Committee held four meetings to review the financial results of the Company before presentation to the Board of Directors for approval and release.

COMPENSATION COMMITTEE

The Board of Directors established a Compensation Committee on September 8, 1997 with Yuen Ka Lok, Ernest as Chairman, and Cheng Chung Hing, Ricky and Lai Chau Ming, Matthew as Committee members. To promote the Committee's independence, Cheng Chung Hing, Ricky resigned as Compensation Committee member on September 18, 1998.

The Compensation Committee deliberates and stipulates the compensation policy for the Company and to administer the 1996 Stock Option Plan. During the year ended March 31, 2000, the Compensation Committee met ten times (four of which were via full board meetings) to discuss and review the compensation policies of the Company.

Besides the Audit and Compensation Committee, the Board of Directors presently maintains no other committees.


ITEM 11. EXECUTIVE COMPENSATION

OVERVIEW; AND THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

While for convenience of reference this annual report on Form 10-K has used "the Company" when referring to the overall business of the Group, the Company itself actually has no employees. The employee directors of the Company have entered into Services Agreement with MSIL. See "Item 11 - Executive Compensation - Employment Agreements". Other executive officers in the management team were employed by a subsidiary of MSIL.

In the 1999 Annual General Meeting of MSIL held in August 1999, the shareholders of MSIL passed a resolution to authorize its Board of Directors to fix remuneration of all directors (which for MSIL would include all its executives) for the year. The MSIL Board determined that the compensation packages of its directors were generally competitive. Hence, the compensation packages remained unchanged for fiscal 2000. As an acknowledgment to the contribution of Yan Sau Man, Amy in increasing net sales for fiscal 2000 by 21.0%, the MSIL Board granted a bonus of $25,840 to her.

As at June 15, 2000, the Company via its subsidiary, Man Sang BVI, holds 355,000,000 shares, or 67.60% of the issued capital, of MSIL. Since the overall compensation of the executive officers of the Company is determined by the Board of Directors of MSIL, the

Company's Compensation Committee takes up a monitoring function. The Committee reviews the decisions of the MSIL Board in relation to this issue. Should the Committee disagree with the decisions of the MSIL Board, the Committee may advise the Company's Board of Directors to vote in any general meeting of MSIL against authorizing the MSIL Board to fix compensation for MSIL's directors and executives.

For fiscal 2000, all executive officers received their salaries and all or part of their bonus (if applicable) from MSIL.

With respect to the Chairman and the Vice Chairman, the Compensation Committee members acknowledged that they have brought to the Company not only their expertise and personal relationships in the pearl industry, but also their vision, foresight and efforts to steer the Company towards more profitable and diversified business in the past year. The Committee members also took into account the need to retain such highly qualified officers by providing competitive compensation packages, and granted a bonus to each of Cheng Chung Hing, Ricky, Chairman of the Board and Cheng Tai Po, Vice Chairman.


EXECUTIVE COMPENSATION

The following table sets forth information concerning cash and non-cash compensation paid or accrued for services in all capacities to the Company and its subsidiaries during the three years ended March 31, 2000 of the Company's Chief Executive Officer and each of its other most highly compensated executive officers whose compensation exceeded $100,000 (the "Named Officers") during fiscal 2000.

                                                                                           LONG-TERM
                                                   ANNUAL COMPENSATION                   COMPENSATION
                                                   -------------------                   ------------

                                                                                          SECURITIES
                                                                     OTHER ANNUAL         UNDERLYING
NAME AND PRINCIPAL POSITION         YEAR      SALARY       BONUS    COMPENSATION(5)      OPTIONS GRANTED
---------------------------         ----      ------       -----    ---------------      ---------------
                                              ($)         ($)             ($)                   (#)
Cheng Chung Hing, Ricky             2000     387,597   290,698 (1)       76,667 (6)      1,300,000 (9)
Chairman of the Board,              1999     387,597   290,698 (2)       92,016 (6)              0
President and CEO                   1998     387,597   322,997 (3)       92,016 (6)        100,000 &
                                                                                        11,800,000 (10)
Cheng Tai Po                        2000     387,597   290,698 (1)      156,589 (7)      1,300,000 (9)
Vice Chairman                       1999     387,597   290,698 (2)       93,589 (7)              0
                                    1998     387,597   322,997 (3)                -        100,000 &
                                                                                        11,800,000 (10)
Yan Sau Man, Amy                    2000     129,199    25,840 (4)                -      2,000,000 (9)
Vice President and Director         1999     129,199             -                0      5,000,000
                                    1998     129,199             -                -        100,000 &
                                                                                         5,000,000 (10)
Hung Kwok Wing, Sonny               2000     121,248             -                -      1,800,000 (9)&(11)
Director (resigned as Vice          1999     129,199             -                -              0
President on February 29, 2000)     1998     129,199             -                -        100,000 (12) &
                                                                                         4,000,000 (10) & (11)
Sun Kam Fai, Zacky (8)              2000    114,126              -                -        650,000 (9)
Chief Financial Officer

------
(1) Cheng Chung Hing, Ricky and Cheng Tai Po received bonus of $129,200 and $161,498 from each of the Company and MSIL respectively for fiscal 2000.

(2) Cheng Chung Hing, Ricky and Cheng Tai Po received bonus of $161,498 and $129,200 from each of the Company and MSIL respectively for fiscal 1999.

(3) Half of the bonus of each of Cheng Chung Hing, Ricky and Cheng Tai Po for fiscal 1998 was paid by the Company, and half of which was paid by MSIL.

(4)      Yan Sau Man, Amy received bonus of $25,840 from MSIL for fiscal 2000.

(5) Although the officers receive certain perquisites such as company provided life insurance and medical insurance, the value of such perquisites did not exceed the lesser of $50,000 or 10% of the officer's salary and bonus.

(6) In addition to the amounts referred to in note (1) to (3) above, Cheng Chung Hing, Ricky is provided the right to use a leasehold property of the Company at no cost as his personal residence. The estimated fair rental value of such leasehold property was $76,667 for fiscal 2000 and $92,016 for fiscal 1999 and 1998.

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

(7) In addition to the amounts referred to in note (1) to (3) above, Cheng Tai Po is provided the right to use a leasehold property of the Company at no cost as his personal residence. The estimated fair rental value of such leasehold property was $156,589 and $93,589 for fiscal 2000 and 1999 respectively. The estimated fair rental value is based on the "rateable value" assessed by the Rating and Valuation Department of The Government of Hong Kong Special Administrative Region. According to the Hong Kong Rating Ordinance (Cap. 116), rateable value is an estimate of the annual rental of the relevant premises at a designated valuation reference date. When assessing a rateable value, all factors which would affect rental value, such as age and size of the premises, quality of finishes, location, transport facilities, amenities and open market rents, are considered.

(8) In fiscal 2000, Sun Kam Fai, Zacky became, for the first time, a person whose compensation is to be reported in this table. Therefore, his compensation in prior year is not reported.

(9) Each named executive received options from MSIL. See "Executive Compensation - Option Grants in Fiscal 2000".

(10) Save for Sun Kam Fai, Zacky, each named executive received options from both the Company and MSIL in fiscal 1998.

(11) Following the resignation of Hung Kwok Wing, Sonny as executive director of MSIL, the options granted to him by MSIL expired on March 31, 2000. Mr. Hung remains as non-executive director of MSIL.

(12) In February 2000, Hung Kwok Wing, Sonny exercised all his options to purchase 100,000 shares of the Common Stock of the Company. See "Executive Compensation - Option Exercises in Fiscal 2000".


OPTION GRANTS IN FISCAL 2000

The Company

In fiscal 2000, the Company did not grant any option to any of its directors or executive officers.

MSIL

MSIL adopted a share option scheme (the "Share Option Scheme") on September 8, 1997. The Share Option Scheme is administered by the MSIL Board of Directors, whose decisions are final and binding on all parties. The Compensation Committee of the Company takes up a monitoring function.

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

                                      INDIVIDUAL GRANTS
                          -------------------------------------------                    ------------------------
                                         PERCENT OF                                       POTENTIAL REALIZABLE
                           NUMBER OF     TOTAL MSIL                                         VALUE AT ASSUMED
                           SECURITIES     OPTIONS                                            ANNUAL RATE OF
       NAME AND            UNDERLYING    GRANTED TO                                            STOCK PRICE
       PRINCIPAL            OPTIONS      EMPLOYEES       EXERCISE        EXPIRATION           APPRECIATION
       POSITION             GRANTED       IN 2000          PRICE            DATE             FOR OPTION TERM
                                                                                         ------------------------
                                                                                             5%          10%
------------------------  ------------- -------------  --------------  ---------------   ----------- ------------
                              (#)           (%)        (HK$/SHARE)                         (HK$)        (HK$)
Cheng Chung Hing, Ricky    1,300,000       11.21           0.256         5/15/2002        137,306      195,728
Chairman of the Board

Cheng Tai Po               1,300,000       11.21           0.256         5/15/2002        137,306      195,728
Vice Chairman

Yan Sau Man, Amy           2,000,000       17.24           0.256         5/15/2002        211,240      301,120
Director

                                      INDIVIDUAL GRANTS
                          -------------------------------------------                    ------------------------
                                         PERCENT OF                                       POTENTIAL REALIZABLE
                           NUMBER OF     TOTAL MSIL                                         VALUE AT ASSUMED
                           SECURITIES     OPTIONS                                            ANNUAL RATE OF
       NAME AND            UNDERLYING    GRANTED TO                                            STOCK PRICE
       PRINCIPAL            OPTIONS      EMPLOYEES       EXERCISE        EXPIRATION           APPRECIATION
       POSITION             GRANTED       IN 2000          PRICE            DATE             FOR OPTION TERM
                                                                                         ------------------------
                                                                                             5%          10%
------------------------  ------------- -------------  --------------  ---------------   ----------- ------------
                              (#)           (%)        (HK$/SHARE)                         (HK$)        (HK$)
Hung Kwok Wing, Sonny*     1,800,000       15.52           0.256         5/15/2002        190,116      271,008
Director

Sun Kam Fai, Zacky          650,000         5.60           0.256         6/13/2002         68,653      97,864
Group Financial
Controller

Ho Suk Han, Sophia          450,000         3.88           0.256         5/15/2002         47,529      67,752
Secretary

------
* Following the resignation of Hung Kwok Wing, Sonny as executive director of MSIL, the options granted to him expired on March 31, 2000. Mr. Hung remains as non-executive director of MSIL.


AGGREGATED OPTION/SAR EXERCISES IN FISCAL 2000 AND FISCAL YEAR-END OPTION/SAR VALUES

The Company

                                                                NUMBER OF SECURITIES
                                                                      UNDERLYING        VALUE OF UNEXERCISED
                                                                     UNEXERCISED            IN-THE-MONEY
                                                                   OPTIONS/SARS ON      OPTIONS/SARS ON MARCH
                                     SHARES        VALUE          MARCH 31, 2000 (#)        31, 2000 ($)
                                   ACQUIRED ON     REALIZED         EXERCISABLE/            EXERCISABLE/
             NAME                 EXERCISE (#)        ($)           UNEXERCISABLE           UNEXERCISABLE
-------------------------------  ---------------- ------------  ----------------------  ------------------------
Cheng Chung Hing, Ricky                 0              0              100,000/0               96,700/0
Chairman of the Board,
President
and CEO

Cheng Tai Po                            0              0              100,000/0               96,700/0
Vice Chairman

Yan Sau Man, Amy                        0              0              100,000/0               96,700/0
Vice President


Hung Kwok Wing, Sonny                100,000        203,000              0/0                     0/0
(Vice President, resigned
on Feb 29, 2000)

MSIL

No executive officer exercised his/her options to purchase shares of MSIL in Fiscal 2000.

PERFORMANCE GRAPH

The following graph summarizes cumulative total shareholder return (assuming reinvestment of dividends) on the Common Stock of the Company and IWI Holding Limited ("IWI"), a peer issuer selected by the Company. The Company's Common Stock was first registered under Section 12(g) of the Securities Exchange Act of 1934, as amended, on June 17, 1996. As there was no trading of the Company's Common Stock on June 17 and June 18, 1996, the trading price of the Common Stock of the Company was not available. Therefore, the measurement period hereto commenced on June 19, 1996 and ended on March 31, 2000, the Company's 2000 fiscal year end date. The graph assumes that $100 was invested on June 19, 1996.

The comparisons in this graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of future stock price performance or the financial performance of the Company. Shareholders are encouraged to review the Financial Statements of the Company contained in the accompanying annual report on Form 10-K for the fiscal year ended March 31, 2000.


                                        6/19/96      3/31/97  3/31/98  3/31//99  3/31/00
                                        -------      -------  -------  --------  -------
The Company's Common Stock              $100          $15.57    $8.93    $12.50   $16.07
IWI's Common Stock                      $100          $46.67    $8.32     $3.73   $21.33

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


EMPLOYMENT AGREEMENTS

The Company itself has no employment agreement with any of its officers or employees. However, MSIL entered into Service Agreements with each of Cheng Chung Hing, Ricky; Cheng Tai Po; and Yan Sau Man, Amy on September 8, 1997; and with Wong Ka Ming on February 10, 2000. The major terms of these agreements are as follows:-

- the service agreement of each of Cheng Chung Hing, Ricky, Cheng Tai Po and Yan Sau Man, Amy is for an initial term of 3 years commencing on September 1, 1997. The service agreement of Wong Ka Ming is for an initial term of 2 years commencing on February 21, 2000. Each service agreement may be terminated by either party by giving the other written notice of not less than 3 months;

- the annual basic salary payable to each of Cheng Chung Hing, Ricky, Cheng Tai Po, Yan Sau Man, Amy, and Wong Ka Ming shall be HK$3 million, HK$3 million, HK$1 million and HK$1 million respectively, subject to annual review by the Board of MSIL every year; and

- each of Cheng Chung Hing, Ricky, Cheng Tai Po, Yan Sau Man, Amy, and Wong Ka Ming is also entitled to a discretionary bonus in respect of each financial year. The amount of such discretionary bonuses shall be determined by the MSIL Board each year, provided that the aggregate of all discretionary bonuses payable by MSIL to its executive directors in any financial year shall not exceed 10% of the net profits (after tax and after extraordinary items) of MSIL for such year as shown in its audited accounts.


COMPENSATION OF DIRECTORS

No employee of the Company receives any compensation for his or her service as a Director. The non-employee directors of the Company were compensated for their services as directors in fiscal 2000 as follows:-

         Non-employee Directors                                 Directors' Fee
         ----------------------                                 --------------
                                                                         $
         Lai Chau Ming, Matthew                                     12,920
         Yuen Ka Lok, Ernest                                        25,840

      MSIL paid $25,840 to Alexander Reid Hamilton (who is not a director of the Company) for his services as a director of MSIL. No additional compensation of any nature was paid to any non-employee director of the Company for their services as directors.

      An amount of $500 is paid to each non-employee director and to Alexander Reid Hamilton for his participation in each Audit Committee meeting. In fiscal 2000, the Audit Committee members were compensated as follows:-

                                                              Amount Received
                                                              ---------------
      Audit Committee Members                        The Company           MSIL
      -----------------------                        -----------           ----
                                                         ($)                 ($)
         Lai Chau Ming, Matthew                         1,500                N/A
         Yuen Ka Lok, Ernest                            2,000              2,000
         Alexander Reid Hamilton                        2,000              2,000


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee are not executives of the Company or any of its subsidiaries, but Yuen Ka Lok, Ernest, is a partner of Messrs. Yuen & Partners, one of the legal advisors to the Company and its subsidiaries. Messrs. Yuen & Partners receives its standard professional fees in the provision of legal services to the Company and its subsidiaries.

Except as described in this and the immediately preceding paragraph, no executive officer of the Company, (i) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity outside the Group, one of whose executive officers served on the Company's Compensation Committee, (ii) served as a director of another entity outside the Group, one of whose executive officers served on the Company's Compensation Committee, or
(iii) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity outside the Group, one of whose executive officers served as a director of the Company.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK
The information furnished in the following table indicates beneficial ownership of shares of the Company's Common Stock, as of June 15, 2000, by (i) each shareholder of the Company who is known by the Company to be beneficial owner of more than 5% of the Company's Common Stock, (ii) each director, nominee for director and officer of the Company, individually, and (iii) all officers and directors of the Company as a group.

NAME AND ADDRESS                                  AMOUNT AND NATURE OF
OF BENEFICIAL OWNER                               BENEFICIAL OWNERSHIP (1)              PERCENT OF CLASS
-------------------                               ------------------------              ----------------
Cafoong Limited (2) (4)                                  2,750,000                            55%
Cheng Chung Hing, Ricky (2) (3) (4)                      2,850,000                            57%
Cheng Tai Po (2) (3) (4)                                 2,850,000                            57%
Yan Sau Man, Amy (3) (4)                                   100,000                             2%
Wong Ka Ming (4)                                             - 0 -                              *
Hung Kwok Wing, Sonny (4)                                  100,000                             2%
Lai Chau Ming, Matthew (4)                                   - 0 -                              *
Yuen Ka Lok, Ernest (4)                                      - 0 -                              *
Sun Kam Fai, Zacky (4)                                       - 0 -                              *
Ho Suk Han, Sophia (4)                                       - 0 -                              *
All executive officers and
  directors as a group (9 persons)                       3,150,000                            63%

------
 *    Less than 1%

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

(3) Each of Cheng Chung Hung, Ricky, Cheng Tai Po, Yan Sau Man, Amy has the right, within 60 days, to exercise non-qualified options granted under the 1996 Stock Option Plan to purchase 100,000 shares of Common Stock of the Company .

(4) Address is 21st Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong.


PREFERRED STOCK

The following table is furnished as of June 15, 2000, to indicate beneficial ownership of the Company's Series A Preferred Shares by each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Series A Preferred Shares.

NAME AND ADDRESS                        AMOUNT AND NATURE OF
OF BENEFICIAL OWNER                     BENEFICIAL OWNERSHIP (1)            PERCENT OF CLASS
-------------------                     ------------------------            ----------------
Cafoong Limited (1) (2)                         100,000                           100%

-----------
(1) Cheng Chung Hing, Ricky and Cheng Tai Po own 60% and 40%, respectively, of all issued and outstanding stock, and are directors, of Cafoong Limited and, accordingly, are deemed to be the beneficial owners of the shares of Series A Preferred Stock of the Company owned by Cafoong Limited.

(2) Address is 21st Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong.

CHANGES IN CONTROL

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past three years, the Company has loaned funds to Cheng Chung Hing, Ricky and Cheng Tai Po, the founders and principal shareholders of the Company. The maximum amount advanced to Cheng Chung Hing, Ricky and Cheng Tai Po during the past three years was $70,091 and $106,223 respectively. During fiscal 2000, the Company advanced $70,091 to Cheng Chung Hing, Ricky and $45,857 to Cheng Tai Po respectively. Both of them repaid the amount before March 31, 2000. All such advances were made on an interest free basis and without definitive repayment terms.

During the same period, the Company has not received advances from any director, executive officer or shareholder of the Company who is known by the Company to be beneficial owner of more than 5% of the Company's Common Stock.

Finally, during the past three years, Cheng Chung Hing, Ricky has utilized a leasehold property of the Company as his personal residence at no cost to him. Since October 11, 1998, Cheng Tai Po has utilized a leasehold property of the Company as his personal residence at no cost to him. See "Item 11- Executive Compensation".

Yuen Ka Lok, Ernest, a director of both the Company and MSIL, the Chairman of the Compensation Committee and a member of the Audit Committee of the Board of Directors of the Company, is a partner of Messrs. Yuen & Partners, one of the legal advisors to the Company. Messrs. Yuen & Partners receives its standard professional fees in the provision of legal services to the Company.

Alexander Reid Hamilton, Chairman of the Audit Committee of the Board of Directors of the Company, is a director of MSIL.

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

      10.13               Service Agreement, dated February 10, 2000, between Man Sang International Limited and Wong Ka
                          Ming

      13.1                Annual report to security holders (4)

      21.1                Subsidiaries of the Company

      24.1                Power of Attorney (included on page 43).

      27.1                Financial data schedule

      99.1                Share Option Scheme of Man Sang International Limited, a subsidiary of the Company (6)

-------------------------------------

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

(5) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997

(6) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997

(7) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998

(d)      FINANCIAL STATEMENT SCHEDULE

See Item 14(a)(2) of this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of June, 2000.

MAN SANG HOLDINGS, INC.


By:/s/CHENG Chung Hing, Ricky
  ----------------------------
CHENG Chung Hing, Ricky
Chairman of the Board, President,
Chief Executive Officer


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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

NAME                       TITLE                                  DATE
----                       -----                                  ----

/s/CHENG Chung Hing, Ricky Chairman of the Board, President      June 29, 2000
--------------------------
CHENG Chung Hing, Ricky    and Chief Executive Officer

/s/CHENG Tai Po
-------------------------- Vice Chairman of the Board             June 29, 2000
CHENG Tai Po

/s/YAN Sau Man, Amy
-------------------------- Vice President and Director            June 29, 2000
YAN Sau Man, Amy

/s/WONG Ka Ming
-------------------------- Vice President and Director            June 29, 2000
WONG Ka Ming


SUN Kam Fai, Zacky
-------------------------- Chief Financial Officer                June 29, 2000
SUN Kam Fai, Zacky

SUPPLEMENTAL REPORTS TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

No annual report or proxy material has been forwarded to securities holders of the Registrant covering the Registrant's fiscal 2000; however, if any annual report or proxy material is furnished to security holders in connection with the annual meeting of stockholders to be held in 2000, a copy of any such annual report or proxy materials shall be forwarded to the Commission when it is forwarded to security holders.

                             MAN SANG HOLDINGS, INC.

                        Consolidated Financial Statements
                    Years ended March 31, 2000, 1999 and 1998
                        and Independent Auditors' Report

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MAN SANG HOLDINGS, INC.

Independent Auditors' Report............................................................................F-1

Consolidated Statements of Income and Comprehensive Income
  for the years ended March 31, 2000, 1999 and 1998.....................................................F-2

Consolidated Balance Sheets as of March 31, 2000 and 1999...............................................F-3

Consolidated Statements of Stockholders' Equity for the
  years ended March 31, 2000, 1999 and 1998.............................................................F-5

Consolidated Statements of Cash Flows for the years ended
  March 31, 2000, 1999 and 1998.........................................................................F-6

Notes to Consolidated Financial Statements..............................................................F-8

                          INDEPENDENT AUDITORS' REPORT

         To the Stockholders and the Board of Directors of Man Sang Holdings, Inc.:


         We have audited the accompanying consolidated balance sheets of Man Sang Holdings, Inc. and its subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2000, all expressed in Hong Kong dollars. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Man Sang Holdings, Inc. and its subsidiaries as of March 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States of America.






         DELOITTE TOUCHE TOHMATSU
         Hong Kong
         June 29, 2000

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (Dollars in thousands except share data)

                                                                                    Year ended March 31,
                                                                  -------------------------------------------------------
                                                                       2000           2000          1999           1998
                                                                       ----           ----          ----           ----
                                                                        US$            HK$           HK$            HK$

Net sales ....................................................        36,084        279,289        230,915        262,158
Cost of sales ................................................        24,310        188,153        153,415        157,412
                                                                  ----------     ----------     ----------     ----------
Gross profit .................................................        11,774         91,136         77,500        104,746
Rental income, gross .........................................           597          4,620          4,304          5,446
                                                                  ----------     ----------     ----------     ----------
                                                                      12,371         95,756         81,804        110,192
Selling, general and administrative expenses:
  Pearls .....................................................        (8,377)       (64,836)       (61,101)       (53,841)
  Real estate investment .....................................          (505)        (3,908)        (4,167)        (3,509)
                                                                  ----------     ----------     ----------     ----------
Operating income .............................................         3,489         27,012         16,536         52,842
Gain on sale of property, plant and equipment ................          --             --             --            8,221
Interest expense .............................................          (701)        (5,429)        (4,500)        (3,685)
Interest income ..............................................           648          5,014          4,018          3,335
Income in respect of subscription monies
  received on subsidiary's public offering ...................          --             --             --           11,391
Gain on sale of warrants of a listed subsidiary ..............           340          2,629           --             --
Other income .................................................           510          3,947            645          1,983
                                                                  ----------     ----------     ----------     ----------
Income before income taxes and minority
  interests ..................................................         4,286         33,173         16,699         74,087
Provision for income taxes ...................................          (622)        (4,811)        (2,333)        (3,543)
Minority interests ...........................................        (1,102)        (8,531)        (5,551)       (11,576)
                                                                  ----------     ----------     ----------     ----------
Net income ...................................................         2,562         19,831          8,815         58,968
Other comprehensive income, net of tax:
  Foreign currency translation adjustments ...................           (47)          (366)         2,043         (1,717)
                                                                  ----------     ----------     ----------     ----------
Comprehensive income .........................................         2,515         19,465         10,858         57,251
                                                                  ==========     ==========     ==========     ==========
Basic earnings per common share ..............................    $     0.59     $     4.59     $     2.05     $    13.70
                                                                  ==========     ==========     ==========     ==========
Diluted earnings per common share ............................    $     0.53     $     4.12     $     1.89     $    13.42
                                                                  ==========     ==========     ==========     ==========
Weighted average number of shares of common stock outstanding:
  - basic ....................................................     4,316,069      4,316,069      4,305,960      4,305,458
  - diluted ..................................................     4,783,625      4,783,625      4,665,172      4,390,097
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

                            MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                                           March 31,
                                                                     ---------------------------------------------------
                                                                      2000                   2000                  1999
                                                                      ----                   ----                  ----
                                                                       US$                    HK$                   HK$
Current assets:
  Cash and cash equivalents .............................             11,486                88,900                66,196
  Restricted cash .......................................              8,053                62,330                18,831
  Accounts receivable, net of allowance
    for doubtful accounts of HK$5,000 in 2000 and 1999...              7,174                55,524                54,922
  Inventories ...........................................             24,285               187,966               171,317
  Prepaid expenses ......................................                501                 3,876                 1,523
  Other current assets ..................................              1,720                13,316                11,158
                                                                     -------               -------               -------
    Total current assets ................................             53,219               411,912               323,947
  Property, plant and equipment, net ....................             12,585                97,412               100,734
  Real estate investment, net ...........................              4,267                33,027                29,842
  Long-term investments .................................                818                 6,330                 5,430
                                                                     -------               -------               -------
    Total assets ........................................             70,889               548,681               459,953
                                                                     =======               =======               =======

                            MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS - continued
                    (Dollars in thousands except share data)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                                March 31,
                                                                          ---------------------------------------------------
                                                                              2000                 2000                  1999
                                                                              ----                 ----                  ----
                                                                              US$                  HK$                   HK$
Current liabilities:
  Short-term borrowings ...................................                 9,539                73,835                26,554
  Current portion of long-term debt .......................                   597                 4,621                 4,665
  Accounts payable ........................................                 1,085                 8,396                 8,781
  Amount due to affiliate .................................                    78                   604                    --
  Accrued payroll and employee benefits ...................                   520                 4,026                 4,725
  Other accrued liabilities ...............................                 1,551                12,006                10,093
  Income taxes payable ....................................                   541                 4,190                 3,984
                                                                          -------               -------               -------
    Total current liabilities .............................                13,911               107,678                58,802
                                                                          -------               -------               -------
Long-term debt ............................................                 2,699                20,890                25,511
                                                                          -------               -------               -------
Minority interests ........................................                16,482               127,566                92,766
                                                                          -------               -------               -------
Commitments and contingencies (note 9)
Stockholders' equity:
  Series A preferred stock US$0.001 par value
    - authorized, issued and outstanding 100,000
        shares in 2000 and 1999 (entitled in liquidation
        to US$2,500 (HK$19,325)) ..........................                    --                     1                     1
  Series B preferred stock US$0.001 par value
    - authorized 100,000 shares; no shares outstanding ....                    --                    --                    --
  Common stock of par value US$0.001
    - authorized 25,000,000 shares; issued and outstanding,
        4,405,960 shares in 2000 and 4,305,960 shares in
        1999 ..............................................                     4                    34                    33
  Additional paid-in capital ..............................                11,064                85,636                95,429
  Retained earnings .......................................                26,545               205,454               185,623
  Accumulated other comprehensive income ..................                   184                 1,422                 1,788
                                                                          -------               -------               -------
    Total stockholders' equity ............................                37,797               292,547               282,874
                                                                          -------               -------               -------
    Total liabilities and stockholders' equity ............                70,889               548,681               459,953
                                                                          =======               =======               =======

          See accompanying notes to consolidated financial statements.

                            MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                           Series A                Series B
                                        preferred stock         preferred stock      Common stock
                                      Shares        Amount      Shares    Amount   Shares     Amount
                                      ------        ------      ------    ------   ------     ------
                                                       HK$                 HK$                  HK$
Balance at March 31, 1997 .....       100,000            1        --        --    4,304,862     33
Issuance of common stock on
  exercise of stock options....            --           --        --        --        1,098     --
Public offering of common
  shares by subsidiary ........            --           --        --        --           --     --
Stock compensation expense ....            --           --        --        --           --     --
Translation adjustment ........            --           --        --        --           --     --
Net income ....................            --           --        --        --           --     --
                                   ----------   ----------    ------    ------    ---------   ----
Balance at March 31, 1998 .....       100,000            1        --        --    4,305,960     33
Stock compensation expense ....            --           --        --        --           --     --
Translation adjustment ........            --           --        --        --           --     --
Net income ....................            --           --        --        --           --     --
                                   ----------   ----------    ------    ------    ---------   ----
Balance at March 31, 1999 .....       100,000            1        --        --    4,305,960     33
Issuance of common stock on
  exercise of stock options....            --           --        --        --      100,000      1
Issuance of common shares
  by subsidiary ...............            --           --        --        --           --     --
Stock compensation expense ....            --           --        --        --           --     --
Translation adjustment ........            --           --        --        --           --     --
Net income ....................            --           --        --        --           --     --
                                   ----------   ----------    ------    ------    ---------   ----
Balance at March 31, 2000 .....       100,000            1        --        --    4,405,960     34
                                   ==========   ==========    ======    ======    =========   ====
                                                                            --                US$4
                                                ==========             =======                ====

                                                               Accumulated
                                                                 other         Total
                                      Additional              comprehensive   stock-
                                       paid-in      Retained     income       holders'
                                       capital      earnings    (loss)        equity
                                       -------      --------    ------        ------
                                        HK$           HK$         HK$           HK$
Balance at March 31, 1997 ......      46,059        117,840     1,462        165,395
Issuance of common stock on
  exercise of stock options ....          --             --        --              --
Public offering of common
  shares by subsidiary .........      45,533             --        --           45,533
Stock compensation expense......       2,035             --        --            2,035
Translation adjustment .........          --             --    (1,717)          (1,717)
Net income .....................          --         58,968        --           58,968
                                   ---------      ---------    ------        ---------
Balance at March 31, 1998 ......      93,627        176,808      (255)         270,214
Stock compensation expense......       1,802             --        --            1,802
Translation adjustment .........          --             --     2,043            2,043
Net income .....................          --          8,815        --            8,815
                                   ---------      ---------    ------        ---------
Balance at March 31, 1999 ......      95,429        185,623     1,788          282,874
Issuance of common stock on
  exercise of stock options.....         942             --        --              943
Issuance of common shares
  by subsidiary ................     (11,598)            --        --          (11,598)
Stock compensation expense......         863             --        --              863
Translation adjustment .........          --             --      (366)            (366)
Net income .....................          --         19,831        --           19,831
                                   ---------      ---------    ------        ---------
Balance at March 31, 2000 ......      85,636        205,454     1,422          292,547
                                   =========      =========    ======        =========
                                   US$11,064      US$26,545    US$184        US$37,797
                                   =========      =========    ======        =========

          See accompanying notes to consolidated financial statements.

                            MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                   Year ended March 31,
                                                     -------------------------------------------------
                                                        2000         2000          1999          1998
                                                        ----         ----          ----          ----
                                                         US$          HK$           HK$           HK$
Cash flow from operating activities
Net income ......................................      2,562        19,831         8,815        58,968
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Bad debt provision ............................         36           278         3,023           977
  Stock compensation expense ....................        146         1,127         2,641         2,035
  Depreciation and amortization .................        865         6,698         5,622         4,056
  Gain on sale of property, plant and equipment..        (19)         (146)          (45)       (8,221)
  Minority interests ............................      1,102         8,531         5,551        11,576
  Changes in operating assets and liabilities:
    Accounts receivable .........................       (111)         (856)       (5,749)       (5,674)
    Inventories .................................     (2,120)      (16,409)      (15,945)      (15,897)
    Prepaid expenses ............................       (304)       (2,353)          910        (1,074)
    Other current assets ........................       (279)       (2,158)       (6,067)       (1,354)
    Income taxes receivable .....................         --            --            --           437
    Accounts payable ............................        (56)         (433)        4,889       (19,604)
    Amount due to affiliate .....................         78           604            --            --
    Accrued payroll and employee benefits .......        (90)         (698)        1,792        (4,904)
    Other accrued liabilities ...................        247         1,913         1,099          (386)
    Income taxes payable ........................         27           206           394         3,193
                                                    --------      --------      --------      --------
Net cash provided by operating activities .......      2,084        16,135         6,930        24,128
                                                    --------      --------      --------      --------
Cash flow from investing activities
Increase in restricted cash .....................     (5,620)      (43,499)       (9,306)         (465)
Purchase of property, plant and equipment .......       (846)       (6,550)      (45,833)      (32,785)
Purchase of long-term investments ...............       (116)         (900)           --        (5,430)
Proceeds from sale of property, plant
  and equipment .................................         22           171           123        11,047
Expenditure on real estate investment ...........         --            --            --        (4,842)
                                                    --------      --------      --------      --------
Net cash used in investing activities ...........     (6,560)      (50,778)      (55,016)      (32,475)
                                                    --------      --------      --------      --------
Cash flow from financing activities
Increase in short-term borrowings ...............     11,384        88,115        42,210        78,040
Net proceeds from issuance of common stock
  by a subsidiary ...............................      1,650        12,769            --       123,413
Investment from minority shareholder ............        399         3,092            --            --
Net proceeds from issuance of common stock ......        122           943            --            --
Repayment of short-term borrowings ..............     (5,276)      (40,835)      (17,740)     (113,920)
Repayment of long-term debt .....................       (603)       (4,665)      (12,601)       (2,020)
Dividend paid to minority shareholders ..........       (167)       (1,294)       (3,320)           --
Increase in long-term debt ......................         --            --        20,000        14,100
Increase in bank overdrafts .....................         --            --         2,896       239,114
Repayment of bank overdrafts ....................         --            --        (2,896)     (252,746)
                                                    --------      --------      --------      --------
Net cash provided by financing activities .......      7,509        58,125        28,549        85,981
                                                    --------      --------      --------      --------

                            MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                             (Dollars in thousands)

                                                                               Year ended March 31,
                                                            ----------------------------------------------------------
                                                              2000            2000             1999              1998
                                                              ----            ----             ----              ----
                                                               US$             HK$              HK$               HK$
Net increase (decrease) in cash and cash
  equivalents .....................................           3,033           23,482          (19,537)          77,634
Cash and cash equivalents at beginning
  of year .........................................           8,564           66,196           83,918            7,868
Exchange adjustments ..............................            (111)            (778)           1,815           (1,584)
                                                            -------          -------          -------          -------
Cash and cash equivalents at end of year ..........          11,486           88,900           66,196           83,918
                                                            =======          =======          =======          =======
Supplementary disclosures of cash flow information:
Cash paid during the year for:
  Interest and finance charges ....................             714            5,530            4,525            3,751
  Income taxes paid ...............................             595            4,605            1,935              606

Capital lease obligations were incurred to acquire motor vehicles of HK$696 in 1998.

          See accompanying notes to consolidated financial statements.

                            MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands except share data)


1.       ORGANIZATION AND BASIS OF FINANCIAL STATEMENTS

         ACTIVITIES AND ORGANIZATION

         Man Sang Holdings, Inc. (the "Company") was incorporated in the State of Nevada, the United States of America on November 14, 1986.

         The principal activities of the Company comprise the processing and sale of fresh water and cultured pearls and pearl jewelry products. The selling and administrative activities are performed in the Hong Kong Special Administrative Region of the People's Republic of China ("Hong Kong") and the processing activities are conducted by subsidiaries operating in Guangdong Province, the People's Republic of China ("China"). The Company also derives rental income from real estate located at its pearl processing facility in China and from offices in Hong Kong. The Company's activities are principally conducted by its majority held publicly traded subsidiary, Man Sang International Ltd. ("MSIL").

         The Company has also made a number of investments in companies that supply the Company or distribute its products. On November 8, 1997, the Company made an investment of Renminbi 5.1 million (HK$4.7 million) for a 19.5% stake in a pearl farm located in Nan'ao County in Guangdong Province in China through a cooperative joint venture which has a duration of 11 years. In case of termination or liquidation of the joint venture, the Company is entitled to receive 19.5% of the net assets of the joint venture.

         On November 6, 1999 a wholly owned subsidiary of MSIL acquired for cash of HK$900,000 an 18% equity interest in Gold Treasure International Jewellery Company Limited ("GTI"). The principal business of GTI is the production of accessories in gold, silver and/or other gems.

         MAN SANG INTERNATIONAL LIMITED ("MSIL")

         On September 26, 1997, MSIL, an indirectly owned subsidiary of the Company and a company incorporated in Bermuda, completed a public offering of new shares and warrants and listed its shares and warrants to purchase shares of MSIL (in the proportion of one warrant for every five shares) on The Stock Exchange of Hong Kong Limited. Each warrant entitled the holder to subscribe for one share in MSIL at an exercise price of HK$1.30 each. On March 31, 1999, the warrants expired.

                            MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)


1.       ORGANIZATION AND BASIS OF FINANCIAL STATEMENTS - continued

         On completion of the initial public offering, the Company's holding was reduced from 100% to 73.02% of the capital stock of MSIL. In connection with the initial public offering, net proceeds of approximately HK$123,400 were raised by MSIL and a fee of approximately HK$11,391 was received by the Company. The Company has not recognized any gain arising on the amount in excess of the Company's carrying value of its interest in MSIL and such an amount has been included in the stockholders' equity as part of the additional paid-in capital.

         On August 12, 1998 at the 1998 annual general meeting of MSIL, MSIL's shareholders approved a final dividend for the year ended March 31, 1998 of HK$0.03 per share, to be settled by way of allotment of fully paid shares in the capital of MSIL with a cash option. The Company elected to receive part of its final dividend in cash and part of it in shares. As some MSIL shareholders elected to receive cash dividend and some elected shares, the Company's holding increased to approximately 73.28% of MSIL's issued share capital.

         On August 2, 1999, at the 1999 annual general meeting of MSIL, MSIL's shareholders approved, among other matters, a "bonus issue of warrants" to MSIL's shareholders on the basis of one bonus warrant for every five shares of MSIL held on August 2, 1999. Each bonus warrant entitles the holder to subscribe in cash at an initial subscription price of HK$0.40 per share (subject to adjustment), and is exercisable at any time from September 14, 1999 to September 13, 2001, both dates inclusive.

         In August 1999, MSIL issued for a cash consideration of HK$13,200 shares representing approximately 7.63% of MSIL's issued and outstanding shares after the issue to an unrelated party. As a consequence, the Company's holding in MSIL was reduced to 67.69%. The difference between the issue price and the Company's carrying value per share after completion of the issuance amounted to HK$11,598 and has been deducted from additional paid-in capital in accordance with policy adopted by the Company. At March 31, 2000, the Company held approximately 67.68% of the issued share capital of MSIL.

         During the year ended March 31, 2000, the Company sold part of its holding in the warrants issued by MSIL resulting in a gain of $2,629. At March 31, 2000, the exercise by minority shareholders in MSIL of warrants outstanding at that date would have the effect of reducing the Company's holding in MSIL from 67.68% to 61.32%.

                            MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)

1.       ORGANIZATION AND BASIS OF FINANCIAL STATEMENTS - continued

         BUSINESS RISKS

         During the three years ended March 31, 2000, over 95% of the Company's purchases were pearls. As pearl is a commodity and its value is subject to prevailing market conditions, it is a customary practice in the pearl market that buyers and sellers of pearls do not normally enter into any long-term contracts. The Company currently does not have any fixed term purchase contracts with any pearl farmers or suppliers. The Company also considers that any adverse change in climate and environmental conditions at the source regions of pearls may have an adverse effect on pearl harvesting and hence the supply of pearls. The Company has developed relationships with a network of suppliers to ensure a continuous supply of different types of pearls.

         The Company has adopted a policy of diversification of sources under which pearls are purchased from different suppliers in different countries or regions so that the Company is less susceptible to changes in raw materials supply due to the changes in climate and environmental conditions at any particular source region. The Company negotiates the purchases of pearls on an as needed basis at prevailing market prices. The prices of pearls fluctuate according to demand and supply conditions in the market. Any significant increase in the prices of pearls may affect the profitability of the Company. The Company has expanded its product range in recent years in order to reduce the impact of price fluctuations of any one type of pearl. However, there can be no assurance that pearls will be available from its suppliers in the quantities, of the quality and on the terms required by the Company. For each of the three years ended March 31, 2000 the largest supplier of the Company accounted for approximately 10.5%, 23.9% and 17.5% of the Company's total purchases, respectively.

         Of the Company's purchases, approximately 52% in 2000, 69% in 1999 and 68% in 1998 was settled in Renminbi ("RMB"), the currency of China. Accordingly, the Company has a direct exposure to the risk of any adverse exchange rate fluctuation in RMB. Nevertheless, the Company has not recorded any material foreign currency gain or loss or experienced any difficulties in obtaining sufficient RMB during the past three years.

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

                            MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)

1.       ORGANIZATION AND BASIS OF FINANCIAL STATEMENTS - continued

         BASIS OF PREPARATION

         The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which differ from those used in the statutory accounts of its subsidiaries. The principal adjustments made by the Company to conform the statutory accounts of the subsidiaries to U.S. GAAP relate to the amortization of property held for real estate investment, which is not amortized for local statutory reporting, the restatement of real estate investment at cost, which is stated at open market value estimated by external professional valuers for local statutory reporting, and the recognition of compensation cost over the vesting period for the stock options granted by the Company, which is not required for local statutory reporting. At March 31, 2000, there was no material difference between the retained earnings computed under US GAAP and the retained earnings available for distribution prepared in accordance with the accounting principles used in the preparation of the statutory accounts of the subsidiaries.


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

         Property, plant and equipment - Property, plant and equipment is stated at cost. Depreciation is provided using the straight-line method based on the estimated useful lives of the assets as follows:

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

                            MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

         Assets under construction are not depreciated until construction is complete and the assets are ready for their intended use. Interest capitalized during construction was HK$340 during the year ended March 31, 1999.

         Real estate investment - Leasehold land and buildings held for investment is stated at cost. Cost includes the cost of the purchase of the land and construction costs, including finance costs incurred during the construction period. Depreciation of land and buildings is computed using the straight-line method over the term of the lease involved up to a maximum of 50 years.

         Valuation of long-lived assets - The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, whenever events and circumstances indicate that the carrying value of the asset may no longer be recoverable. An impairment loss, measured based on the fair value of the asset, is recognized if expected future undiscounted cash flows are less than the carrying amount of the assets.

         Revenue recognition - The Company recognizes revenue at the time products are shipped to customers. Property rental is recognized on a straight-line basis over the term of the lease, and is stated at the gross amount.

         Income taxes - Deferred income taxes are provided using the asset and liability method. Under this method, deferred income taxes are recognized for all significant temporary differences and classified as current or non-current based upon the classification of the related asset or liability in the financial statements. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all, the deferred tax asset will not be realized.

         Net earnings per share ("EPS") - Basic EPS excludes dilution and is computed by dividing net income attributable to common shareholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (warrants to purchase common stock and common stock options) were exercised or converted into common shares. EPS for all periods presented have been computed in accordance with SFAS No. 128 "Earnings Per Share".

                            MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

         Reconciliation of the basic and diluted EPS is as follows:

                         For the year ended March 31, 2000    For the year ended March 31, 1999    For the year ended March 31, 1998
                         ---------------------------------    ---------------------------------    ---------------------------------
                           Earnings    Shares       EPS         Earnings     Shares      EPS         Earnings    Shares        EPS
                            HK$000                  HK$          HK$000                  HK$          HK$000                   HK$
Basic EPS
Net income available to
  common stockholders      19,831     4,316,069    4.59          8,815      4,305,960    2.05        58,968     4,305,458      13.70
                                                   ====                                  ====                                  =====
Effect of dilutive
  securities Stock
  options granted by
  the Company                   -       467,556                      -        359,212                     -        84,639
Stock options and warrants
  granted by a listed
  subsidiary                 (139)                                   -              -                   (46)            -
                             ----     ---------                  -----      ---------                ------     ----------
Diluted EPS
Net income available to
  common stockholders,
  including conversion     19,692     4,783,625    4.12          8,815      4,665,172    1.89        58,922     4,390,097      13.42
                           ======     =========    ====          =====      =========    ====        ======     =========      =====

         In 1998, the effect on consolidated EPS of warrants issued by MSIL, which enabled its holders to purchase ordinary shares of MSIL, was not included in the computation of diluted EPS because the exercise price of the warrants was greater than the average market price of such ordinary shares. These warrants expired on March 31, 1999.

         In 1999, the effect on consolidated EPS of both warrants and options issued by MSIL were antidilutive because their exercise prices were greater than the average market price of the ordinary shares of MSIL.

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

         Stock-based compensation - The Company has elected to account for its stock option plan using the fair value method in accordance with SFAS No.123 "Accounting for Stock-Based Compensation". Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the vesting period.

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

                            MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

         Translation into United States Dollars - The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of Hong Kong dollar amounts into US dollars are for convenience only and have been made at the rate of HK$7.74 to US$1, the approximate free rate of exchange at March 31, 2000. Such translations should not be construed as representations that the Hong Kong dollar amounts could be converted into US dollars, at that rate or any other rate.

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

         Comprehensive income - the Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

         New accounting standard not yet adopted - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company's year ending March 31, 2002. The Company has not yet determined the impact, if any, on its financial position, results of operations or cash flows.

                            MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-continued
                    (Dollars in thousands except share data)

3.       INCOME TAXES

         Income is subject to taxation in the various countries in which the Company and its subsidiaries operate.

         The components of income before income taxes and minority interests are as follows:

                                                      Year ended March 31,
                                      -----------------------------------------------------
                                        2000                   1999                   1998
                                         HK$                    HK$                    HK$
Hong Kong ..................              889                  8,117                 21,867
Other regions in China......           34,072                 14,579                 59,350
Corporate expenses, net.....           (1,788)                (5,997)                (7,130)
                                      -------                -------                -------
                                       33,173                 16,699                 74,087
                                      =======                =======                =======

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

         The Company has three subsidiaries which are incorporated in Guangdong Province, China and operate in the special economic zone of Shenzhen. These companies are subject to Chinese income taxes at the applicable tax rate (currently 15%) on taxable income based on income tax laws applicable to foreign enterprises. Pursuant to the same income tax laws, the subsidiaries are fully exempt from Chinese income tax on their manufacturing operations for two years starting from the first profit-making year, followed by a 50% exemption for the next three years. The exemptions applicable to two of these companies expire in calendar years 2000 and 2002, respectively, and other subsidiary's exemption expired on December 31, 1999. These exemptions do not apply to rental income.

                            MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)

3.       INCOME TAXES - continued

         The provision for income taxes consists of the following:

                                                                                             Year ended March 31,
                                                                                 ------------------------------------------
                                                                                  2000               1999            1998
                                                                                  ----               ----            ----
                                                                                   HK$                HK$             HK$
         Current tax:
         United States.....................................................          928               287            1,769
         Subsidiaries operating in:
           Hong Kong.......................................................        1,196             1,941            1,154
           Other regions in China..........................................        2,687               105              620
                                                                                 -------           -------          -------
                                                                                   4,811             2,333            3,543
                                                                                 =======           =======          =======

         Had the tax holidays and concessions detailed above not been available, the tax charge would have been increased by HK$2,258 in 2000, HK$2,247 in 1999 and HK$9,282 in 1998 and basic earnings per share would have been reduced by HK$0.52 in 2000, HK$0.52 in 1999 and HK$2.16 in 1998,
         and diluted earnings per share by HK$0.47 in 2000, HK$0.48 in 1999 and HK$2.11 in 1998.

         A reconciliation between the provision for income taxes computed by applying the United States statutory tax rate to income before taxes and the actual provision for income taxes is as follows:

                                                                                             Year ended March 31,
                                                                                 ------------------------------------------
                                                                                  2000               1999            1998
                                                                                  ----               ----            ----
                                                                                   HK$                HK$             HK$
         Applicable U.S. federal tax rate..................................          34%               34%              34%
                                                                                 -------           -------          -------
         Provision of income taxes at the applicable
           U.S. federal tax rate on income for the year....................       11,279             5,677           25,190
         International rate difference.....................................       (6,434)           (3,338)         (21,824)
         Adjustment of estimated tax due...................................          205              (554)            (555)
         Other.............................................................         (239)              548              732
                                                                                 -------           -------          -------
         Income tax provision..............................................        4,811             2,333            3,543
                                                                                 =======           =======          =======

         U.S. deferred tax liabilities have not been provided on approximately HK$218,140 in undistributed earnings of foreign subsidiaries because the Company intends to reinvest those earnings permanently. If such earnings were paid as dividends to the Company in a single distribution, the estimated U.S. income tax, net of foreign tax credits, if allowable, would be approximately HK$61,000.

                            MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-continued
                    (Dollars in thousands except share data)

4.       INVENTORIES

         Inventories by major categories are summarized as follows:

                                                                                                          March 31,
                                                                                                     2000            1999
                                                                                                     ----            ----
                                                                                                      HK$             HK$
         Raw materials..................................................................             1,781            1,489
         Work in progress...............................................................            33,987           49,712
         Finished goods.................................................................           152,198          120,116
                                                                                                   -------          -------
                                                                                                   187,966          171,317
                                                                                                   =======          =======

5.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                                                                                          March 31,
                                                                                                     2000            1999
                                                                                                     ----            ----
                                                                                                      HK$             HK$
         Leasehold land and buildings...................................................           100,399           92,961
         Plant and machinery ...........................................................             6,056            3,789
         Furniture and equipment........................................................             6,008            5,113
         Motor vehicles.................................................................             4,483            4,211
         Less: accumulated depreciation.................................................           (20,231)         (15,869)
         Construction in progress.......................................................               697           10,529
                                                                                                   -------          -------
         Net book value.................................................................            97,412          100,734
                                                                                                   =======          =======

         Included in property, plant and equipment are assets acquired under capital leases with the following net book values:

                                                                                                          March 31,
                                                                                                     2000            1999
                                                                                                     ----            ----
                                                                                                      HK$             HK$
         At cost:
         Motor vehicles.................................................................               870            1,230
         Less: accumulated depreciation.................................................              (536)            (543)
                                                                                                   -------          -------
                                                                                                       334              687
                                                                                                   =======          =======

         Amortization of capital lease assets, which is included in depreciation expense in the accompanying consolidated statements of income, was HK$218 in 2000, HK$307 in 1999 and HK$191 in 1998.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)

6.       REAL ESTATE INVESTMENT

                                                                                                            March 31,
                                                                                                     2000             1999
                                                                                                     ----             ----
                                                                                                      HK$              HK$
         At cost:
         Leasehold land and buildings  - Hong Kong......................................             9,511            5,568
                                       - Other regions of China ........................            27,625           27,625
         Less: accumulated depreciation.................................................            (4,109)          (3,351)
                                                                                                   -------          -------
                                                                                                    33,027           29,842
                                                                                                   =======          =======

         The real estate investment in other regions of China represents the Company's interest in an industrial complex known as Man Sang Industrial City located in Gong Ming Zhen, Shenzhen. Part of the industrial complex is used by the Company and is included in property, plant and equipment. The remaining leasehold land and buildings are classified as real estate investment and leased to unaffiliated third parties under cancelable operating lease agreements. The real estate investment in Hong Kong principally represents office premises leased to unaffiliated third parties under non cancelable operating lease agreements.

         Rental income relating to such operating leases is included in gross rental income in the consolidated statements of income and amounted to HK$4,620 in 2000, HK$4,304 in 1999 and HK$5,446 in 1998.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)

7.       SHORT-TERM BORROWINGS

         Short-term borrowings comprise:

                                                                                                           March 31,
                                                                                                     2000             1999
                                                                                                     ----             ----
                                                                                                      HK$              HK$
         Bank borrowings:
           Import bank loans............................................................               400            1,432
           Other bank loans.............................................................            73,435           25,122
                                                                                                   -------          -------
         Total bank borrowings..........................................................            73,835           26,554
                                                                                                   =======          =======

         Weighted average interest rate on
           borrowings at end of year....................................................             6.09%            7.57%
                                                                                                   =======          =======


         At end of year:

         Bank credit facilities.........................................................           138,435           80,122
         Utilized ......................................................................            73,835           26,554
                                                                                                   -------          -------
         Bank credit facilities available...............................................            64,600           53,568
                                                                                                   =======          =======

         Interest rates are generally based on the banks' prime lending rates and the credit lines are normally subject to periodic review. There are no significant covenants or other financial restrictions relating to the Company's short-term borrowings.

         At March 31, 2000, leasehold land and buildings with a net book value of HK$73,812, real estate investments with a net book value of HK$16,040 and cash of HK$62,330 were pledged as collateral for the above facilities and bank loans described in note 8. Other than the cash pledged, there is no restriction on the use of the assets pledged for such facilities and bank loans.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)

8.       LONG-TERM DEBT

                                                                                                           March 31,
                                                                                                     2000            1999
                                                                                                     ----            ----
                                                                                                      HK$             HK$
         Long-term debt consists of:

         Bank loan bearing interest at Hong Kong Inter Bank Offer Rate ("HIBOR")
           (6.11% at March 31, 2000) plus 2.5%,
           repayable by quarterly instalment of HK$625 through 2007.....................            15,417           17,917
         Bank loan bearing interest at HIBOR plus 3%, repayable by
           quarterly instalments of HK$300 through 2006.................................             6,600            7,800
         Bank loan bearing interest at Best Lending Rate (9.0% at
           March 31, 2000) plus 0.25%, repayable by monthly instalments
           of HK$53 through 2005........................................................             2,754            3,390
         Bank loan bearing interest at Best Lending Rate plus 0.25%,
           repayable by monthly instalments of HK$8 through 2005........................               425              518
         Capital lease obligations bearing interest at 9.13% to 11.83%
           per annum....................................................................               315              551
                                                                                                   -------          -------

         Total..........................................................................            25,511           30,176
         Current portion of long-term debt..............................................             4,621            4,665
                                                                                                   -------          -------

         Long-term debt, less current portion...........................................            20,890           25,511
                                                                                                   =======          =======

         Maturities of long-term debt as of March 31, 2000 are as follows:

                                                                                                                       HK$
         Year ending March 31,
         2001...............................................................................................          4,621
         2002...............................................................................................          4,552
         2003...............................................................................................          4,429
         2004...............................................................................................          4,429
         2005...............................................................................................          3,963
         After 2005.........................................................................................          3,517
                                                                                                                    -------
                                                                                                                     25,511
                                                                                                                    =======

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

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)

9.       COMMITMENTS AND CONTINGENCIES

         The Company leases premises under various operating leases which do not contain any escalation clauses and all of the leases contain a renewal option. Rental expense under operating leases was HK$2,315 in 2000, HK$4,028 in 1999 and HK$4,190 in 1998.

         As at March 31, 2000, the Company and its subsidiaries were obligated under capital leases and non cancelable operating leases requiring minimum rentals as follows:

                                                                                                    Capital         Operating
                                                                                                    leases           leases
                                                                                                    ------           ------
                                                                                                      HK$               HK$
         Year ending March 31,
           2001..............................................................................          219            2,818
           2002..............................................................................          128            2,661
           2003..............................................................................           -               543
                                                                                                   -------          -------
         Total minimum lease payments........................................................          347            6,022
                                                                                                                    =======

         Less: amount representing interest..................................................           32
                                                                                                   -------
         Present value of minimum lease payments.............................................          315
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

         The Series B preferred shares are convertible into common stock commencing on or after 45 days following the sale of such shares. Each of the Series B preferred shares is convertible into the number of shares of common stock determined by dividing US$1 by an amount equal to the lesser of (1) the market price of the common stock on the closing date of the sale of such shares or (2) 70% of the average closing bid price of the common stock for the five trading days preceding the conversion. The right of the holders of Series B preferred shares to convert such shares into common stock expired on December 31, 1997. The Series B preferred shares have a liquidation preference of US$1,000 per share and are subject, at the election of the Company, to redemption or conversion at such price after December 31, 1997. At March 31, 2000, no shares of Series B preferred stock were outstanding.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)

11.      STOCK OPTION PLANS

         COMPANY OPTIONS

         In October of 1996, the Company approved the establishment of the Man Sang Holdings, Inc. 1996 Stock Option Plan (the "Plan"), under which stock options awards ("Holding Company Options") may be made to employees, directors and consultants of the Company. The Plan will remain effective until October 2006 unless terminated earlier by the Board of Directors.

         The maximum number of shares of common stock which may be issued or delivered and as to which awards may be granted under the Plan was 1,000,000 shares, which was subsequently revised to 2,000,000 shares, as adjusted by the antidilution provisions contained in the Plan. The exercise price for a stock option must be at least equal to 100% (110% with respect to incentive stock options granted to persons holding ten percent or more of the outstanding common stock) of the fair market value of the common stock on the date of grant of such stock option for incentive stock options, which are available only to employees of the Company, and 85% of the fair market value of the common stock on the date of grant of such stock option for other stock options.

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

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)


11.      STOCK OPTION PLANS - continued

         Option activity of the Holding Company Options is as follows:

                                                                    Number                   Option price per share
                                                                  of Holding                with the weighted average
                                                                Company Options            option price in parenthesis
                                                                ---------------            ---------------------------
         Outstanding at April 1, 1997                                   -
         Granted                                                     850,000                 US$1.22
                                                                    --------
         Outstanding at March 31, 1998                               850,000                 US$1.22
         Granted                                                     350,000                 US$1.5, US$3.5, and
                                                                                             US$5 (US$3.429)
         Cancelled                                                  (350,000)                US$1.22, US$3.5 and
                                                                                             US$5   (US$3.0625)
                                                                    --------
         Outstanding at March 31, 1999                               850,000                 US$1.22 and US$1.5
                                                                                             (US$1.2529)
         Cancelled                                                  (150,000)                US$1.22
         Exercised                                                  (100,000)                US$1.22
                                                                    --------
         Outstanding at March 31, 2000                               600,000                 US$1.22 and US$1.5
                                                                    ========                 (US$1.2667)

         Total number of options exercisable and the weighted average exercise price were 600,000 and 425,000 and US$1.2667 and US$1.2529 as of March 31, 2000 and 1999 respectively. No options were exercisable as of March 31, 1998.

         Additional information on options outstanding at March 31, 2000 is as follows:

                                                                                                    Options Exercisable
                                             Options Outstanding as of March 31, 2000              as of March 31, 2000
                                                              Weighted
                                                               average          Weighted                           Weighted
                                                              remaining          average                            average
              Range of                      Number           contractual        exercise          Number           exercise
         exercise prices                  outstanding       life (years)          price         exercisable          price
         ---------------                  -----------       ------------          -----         -----------          -----
                US$                                                                US$                                US$
               1.22                         500,000                7.55           1.2200           500,000           1.2200
               1.50                         100,000                7.55           1.5000           100,000           1.5000
                                            -------             -------          -------           -------          -------
         Total                              600,000                7.55           1.2667           600,000           1.2667
                                            =======             =======          =======           =======          =======

         At March 31, 2000 and March 31, 1999, 1,400,000 and 150,000 options, respectively, were available for future grant under the Plan.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)

11.      STOCK OPTION PLANS - continued

         MSIL OPTIONS

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

         Option activity of the MSIL options is as follows:

                                                                    Number             Option price per share
                                                                    of MSIL          with the weighted average
                                                                    Options         option price in parenthesis
                                                                    -------         ---------------------------
         Outstanding at April 1, 1997                                   -
         Granted                                                  47,250,000          HK$0.6208 and HK$0.4460
                                                                                      (HK$0.5888)
         Cancelled                                                (2,000,000)         HK$0.6208
                                                                  ----------
         Outstanding at March 31, 1998                            45,250,000          HK$0.6208 and HK$0.4460
                                                                                      (HK$0.5874)
         Cancelled                                                (4,000,000)         HK$0.6208
                                                                  ----------
         Outstanding at March 31, 1999                            41,250,000          HK$0.6208 and HK$0.4460
                                                                                      (HK$0.5841)
         Granted                                                  11,600,000          HK$0.2560
         Cancelled                                                (6,600,000)         HK$0.6208 and HK$0.2560
                                                                  ----------
         Outstanding at March 31, 2000                            46,250,000          HK$0.6208 and HK$0.4460
                                                                  ==========          and HK$0.2560 (HK$0.5108)

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)

11.      STOCK OPTION PLANS - continued

         Total number of options exercisable and the weighted average exercise price were 36,450,000 and 41,250,000 and $0.5793 and $0.5841 as of
         March 31, 2000 and 1999, respectively. No options were exercisable as of March 31, 1998.

         Additional information on options outstanding at March 31, 2000 is as follows:

                                                                                                    Options Exercisable
                                             Options Outstanding as of March 31, 2000              as of March 31, 2000
                                                              Weighted
                                                               average          Weighted                           Weighted
                                                              remaining          average                            average
              Range of                      Number           contractual        exercise          Number           exercise
         exercise prices                  outstanding       life (years)          price         exercisable          price
         ---------------                  -----------       ------------          -----         -----------          -----
                HK$                                                                HK$                                HK$
              0.6208                     27,800,000                0.04           0.6208        27,800,000           0.6208
              0.4460                      8,650,000                0.18           0.4460         8,650,000           0.4460
              0.2560                      9,800,000                2.13           0.2560              -                -
                                         ----------             -------          -------        ----------          -------
         Total                           46,250,000                0.51           0.5108        36,450,000           0.5793
                                         ==========             =======          =======        ==========          =======

         At March 31, 2000 and March 31, 1999, 6,196,350 and 7,196,350 options, respectively, were available for future grant under the Scheme.

         COMPENSATION EXPENSE

         The Company has elected to account for the Holding Company Options and the MSIL Options using the fair value method. The fair values of each Holding Company Option granted on February 1, 1999 and September 16, 1997 and of each MSIL Option granted on October 16, 1997, December 3, 1997 and November 16, 1999 were calculated to be US$0.32, US$0.63, HK$0.13, HK$0.19 and HK$0.07, respectively, using the Black-Scholes option pricing model, with the following assumptions:

                                                               Holding Company                         MSIL Options
                                                             Options granted on                         granted on
                                                  --------------------------------------    -------------------------------------
                                                                                                                 October 10, 1997
                                                  February 1, 1999    September 16, 1997    November 16, 1999    December 3, 1997
                                                  ----------------    ------------------    -----------------    ----------------
         Risk-free interest rate per annum              4.75%                5.90%                5.50%                5.25%
         Expected life                                 3 years              2 years              2 years              2 years
         Expected volatility                             60%                  63%                  23%                  33%
         Expected dividend yield                         Nil                  Nil                  5%                   5%

         The total compensation expense of the Holding Company Options and the MSIL Options recognized in the consolidated statement of income for the years ended March 31, 2000, 1999 and 1998 was HK$1,127, HK$2,641 and
         HK$2,035, respectively.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)

12.      RELATED PARTY TRANSACTIONS

         The Company's credit facilities with banks were guaranteed by the directors who had issued unlimited joint and several guarantees to secure all the bank facilities set out in note 7. These guarantees were released following the listing of the Shares and the Warrants of MSIL on The Stock Exchange of Hong Kong Limited. No charges were made in respect of these guarantees.

         During the periods presented, leasehold properties were provided free of charge to Mr. C.H. Cheng and Mr. T.P. Cheng for their residential use.

         In addition, the Company advanced HK$897 in 2000, HK$1,084 in 1999 and HK$508 in 1998 to certain directors on an interest-free basis without specific repayment terms. All amounts were repaid during each year.

         During the year ended March 31, 2000, the Company had sales of HK$3,512 to GTI, in which the Company holds an equity interest of 18%.


13.      CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

         A substantial percentage of the Company's sales is made to a small number of customers and is typically on an open account basis. In no period did sales to any one customer account for 10% or more of total sales.

         Details of the amounts receivable from the five customers with the largest receivable balances at March 31, 2000 and 1999 are as follows:

                                                                                                     Percentage of
                                                                                                  accounts receivable
                                                                                                       March 31,
                                                                                               2000                 1999
                                                                                               ----                 ----
         Five largest receivable balances.............................................        38.98%               35.58%

         The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. Bad debt provisions were HK$278 in 2000, HK$3,023 in 1999 and HK$977 in 1998. The deductions from the allowance for doubtful accounts which represented write-offs of bad debts were HK$278 in 2000.

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

         The carrying amounts of cash, accounts receivable, accounts payable, short-term borrowings and long-term debt are reasonable estimates of their fair values. The interest rates on the Company's short-term borrowings and long-term debt approximate those which would have been available at March 31, 2000 for debt of the same remaining maturities.

         All the financial instruments are for trade purposes.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)

15.      SEGMENT INFORMATION


         The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprises business segments and related disclosures about its products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

         Contributions of the major activities, profitability information and asset information are summarized below:

                                                                                            Year ended March 31,
                                                                                 ------------------------------------------
                                                                                  2000               1999            1998
                                                                                  ----               ----            ----
                                                                                   HK$                HK$             HK$
         Revenues from external customers:
           Pearls..........................................................      279,289           230,915          262,158
           Real estate investment..........................................        4,620             4,304            5,446
                                                                                 -------           -------          -------
                                                                                 283,909           235,219          267,604
                                                                                 =======           =======          =======

         Operating income:
           Pearls..........................................................       26,300            16,399           50,905
           Real estate investment..........................................          712               137            1,937
                                                                                 -------           -------          -------
                                                                                  27,012            16,536           52,842
                                                                                 =======           =======          =======

         Interest expense:
           Pearls..........................................................        2,217               983            2,104
           Real estate investment..........................................          991               207              600
           Corporate assets................................................        2,221             3,310              981
                                                                                 -------           -------          -------
                                                                                   5,429             4,500            3,685
                                                                                 =======           =======          =======

         Depreciation and amortization:
           Pearls..........................................................        4,399             3,405            3,043
           Real estate investment..........................................          749               681              627
           Corporate assets................................................        1,550             1,536              386
                                                                                 -------           -------          -------
                                                                                   6,698             5,622            4,056
                                                                                 =======           =======          =======

         Capital expenditure for segment assets:
           Pearls..........................................................        7,450            12,916           12,984
           Real estate investment..........................................            -                 -            4,842
           Corporate assets................................................            -            32,917           25,231
                                                                                 -------           -------          -------
                                                                                   7,450            45,833           43,057
                                                                                 =======           =======          =======

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)

15.      SEGMENT INFORMATION - continued

                                                                                           Year ended March 31,
                                                                                -------------------------------------------
                                                                                  2000               1999            1998
                                                                                  ----               ----            ----
                                                                                   HK$                HK$             HK$
         Segment assets:
           Pearls..........................................................      441,017           353,018          333,645
           Real estate investment..........................................       33,027            29,842           30,084
           Corporate assets................................................       74,637            77,093           39,621
                                                                                 -------           -------          -------
                                                                                 548,681           459,953          403,350
                                                                                 =======           =======          =======

         of which
         Long-Lived assets:
           Pearls..........................................................       31,431            31,326           22,226
           Real estate investment..........................................       33,027            29,842           30,084
           Corporate assets................................................       72,311            74,838           33,915
                                                                                 -------           -------          -------
                                                                                 136,769           136,006           86,225
                                                                                 =======           =======          =======

         All of the Company's sales of pearls are coordinated through the Hong Kong subsidiaries and an analysis by destination is as follows:

                                                                                           Year ended March 31,
                                                                                -------------------------------------------
                                                                                  2000               1999            1998
                                                                                  ----               ----            ----
                                                                                   HK$                HK$             HK$
         Net sales:
           Hong Kong.......................................................       53,278            40,966           51,070

         Export:
           Asian countries excluding Hong Kong.............................       59,862            32,573           51,656
           North America...................................................       72,089            70,094           61,312
           Europe..........................................................       82,818            77,542           86,738
           Others..........................................................       11,242             9,740           11,382
                                                                                 -------           -------          -------
                                                                                 279,289           230,915          262,158
                                                                                 =======           =======          =======

         The Company operates in only one geographic area. The location of the Company's identifiable assets is as follows:

                                                                                                   March 31,
                                                                                --------------------------------------------
                                                                                  2000               1999            1998
                                                                                  ----               ----            ----
                                                                                   HK$                HK$             HK$
         Hong Kong.........................................................      394,797           345,083          319,191
         Other regions of China............................................      153,884           114,870           84,159
                                                                                 -------           -------         --------
                                                                                 548,681           459,953          403,350
                                                                                 =======           =======          =======

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)

16.      POST BALANCE SHEET EVENT

         On April 18, 2000, a subsidiary of the Company entered into an agreement to acquire all the issued shares of Intimex Business Solutions Company Limited at a consideration of HK$2,100.


17.      QUARTERLY DATA (UNAUDITED)

                                                                    1st             2nd               3rd              4th
                                                                  Quarter         Quarter           Quarter          Quarter
                                                                  -------         -------           -------          -------
                                                                    HK$             HK$               HK$              HK$
2000

Net sales                                                         68,040          71,700            63,492           76,057
Gross profit                                                      21,506          24,844            21,500           23,286
Operating income                                                   8,444          10,937             5,434            2,197
Net income                                                         3,681           5,911             5,385            4,854


Basic earnings per share                                            0.85            1.37              1.25             1.12
Diluted earnings per share                                          0.82            1.34              1.25             0.82


1999

Net sales                                                         51,887          57,304            44,031           77,693
Gross profit                                                      18,554          19,411            12,325           27,210
Operating income (loss)                                            5,023           8,019           (3,082)            6,576
Net income (loss)                                                  3,134           5,409           (3,451)            3,723

Basic earnings per share                                            0.73            1.26            (0.80)             0.86
Diluted earnings per share                                          0.66            1.15            (0.80)             0.83

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

      10.13               Service Agreement, dated February 10, 2000, between Man Sang International Limited and Wong Ka
                          Ming

      13.1                Annual report to security holders (4)

      21.1                Subsidiaries of the Company

      24.1                Power of Attorney (included on page 43).

      27.1                Financial data schedule

      99.1                Share Option Scheme of Man Sang International Limited, a subsidiary of the Company (6)

-----------------------------------

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