Form 10-Q
period 2000-06-30
MAN SANG HOLDINGS INC
filed 2000-08-14
CIK 807630

                             MAN SANG HOLDINGS, INC.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

         AS OF JUNE 30, 2000, 4,405,960 SHARES OF COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

                             MAN SANG HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                            Page

PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements
            Consolidated Balance Sheets as at
            June 30, 2000 and March 31, 2000                                 F-1

            Consolidated Statements of Income and
            Comprehensive Income for the three months
            ended June 30, 2000 and 1999                                     F-3

            Consolidated Statements of Cash Flows for
            the three months ended June 30, 2000 and 1999.                   F-4

            Notes to Condensed Consolidated Financial Statements.            F-5

ITEM 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     1

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk        4


PART II - OTHER INFORMATION


SIGNATURES

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (Amounts expressed in thousands except share data)

                                                                 JUNE 30, 2000         MARCH 31, 2000
                                                            -----------------------    --------------
                                                               US$            HK$            HK$
ASSETS
Current assets:
    Cash and cash equivalents                                  7,538         58,420         88,900
    Restricted cash                                            8,070         62,541         62,330
    Accounts receivable, net of allowance for doubtful         8,591         66,582         55,524
         accounts of HK$5,000 as of June 30, 2000 and
         HK$5,000 as of March 31, 2000
     Inventories
         Raw materials                                           618          4,788          1,781
         Work in progress                                      6,425         49,797         33,987
         Finished goods                                       20,578        159,481        152,198
                                                            --------       --------       --------
                                                              27,621        214,066        187,966

     Prepaid expenses                                            469          3,637          3,876
     Other current assets                                      2,247         17,414         13,316
                                                            --------       --------       --------
          Total current assets                                54,536        422,660        411,912

Long-term investments                                            817          6,330          6,330

Available-for-sale securities                                  2,240         17,357              0

Property, plant and equipment                                 15,082        116,889        117,643
     Accumulated depreciation                                 (2,753)       (21,339)       (20,231)
                                                            --------       --------       --------
                                                              12,329         95,550         97,412

Real estate investment                                         4,792         37,137         37,136
     Accumulated depreciation                                   (556)        (4,308)        (4,109)
                                                            --------       --------       --------
                                                               4,236         32,829         33,027

                                                            --------       --------       --------
          Total  assets                                       74,158        574,726        548,681
                                                            ========       ========       ========

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS (UNAUDITED) - CONTINUED (Amounts expressed in thousands except share data)

                                                                          JUNE 30, 2000       MARCH 31, 2000
                                                                       --------------------   --------------
                                                                         US$          HK$           HK$
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                                                 9,500       73,627        73,835
   Current portion of long-term debt
      Secured bank loans                                                   571        4,429         4,429
      Capital lease obligations                                             26          198           192
                                                                       -------      -------       -------
                                                                           597        4,627         4,621

   Accounts payable                                                      3,736       28,957         8,396
   Amount due to affiliate                                                  36          278           604
   Accrued payroll and employee benefits                                   599        4,646         4,026
   Other accrued liabilities                                             1,363       10,558        12,006
    Income taxes payable                                                   526        4,077         4,190
                                                                       -------      -------       -------
         Total current liabilities                                      16,357      126,770       107,678

Long-term debt
   Secured bank loans                                                    2,537       19,659        20,767
   Capital lease obligations                                                 9           71           123
                                                                       -------      -------       -------
                                                                         2,546       19,730        20,890

Minority interests                                                      16,890      130,896       127,566

Stockholders' equity:
Common stock, par value US$0.001                                             4           34            34
   - authorized: 25,000,000 shares;
     issued and outstanding: 4,405,960 shares
Series A preferred stock, par value US$0.001                              --              1             1
   - authorized, issued and outstanding: 100,000 shares;
     (entitled in liquidation to US$2,500 (HK$19,375))
Series B convertible preferred stock, par value US$0.001                  --           --            --
   - authorized: 100,000 shares; no shares outstanding
Additional paid-in capital                                              11,027       85,453        85,636
Retained earnings                                                       27,038      209,549       205,454
Accumulated other comprehensive income                                     296        2,293         1,422
                                                                       -------      -------       -------
         Total stockholders' equity                                     38,365      297,330       292,547
                                                                       =======      =======       =======
         Total liabilities and stockholders' equity                     74,158      574,726       548,681
                                                                       =======      =======       =======


     See accompanying notes to condensed consolidated financial statements.

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
                       FOR THE THREE MONTHS ENDED JUNE 30
               (Amounts expressed in thousands except share data)

                                                             THREE MONTHS ENDED JUNE 30,
                                                                2000                   1999
                                                      -------------------------     ----------
                                                           US$            HK$            HK$

Net sales                                                 10,511         81,461         68,040
Cost of goods sold                                        (7,251)       (56,194)       (46,534)
                                                      ----------     ----------     ----------
Gross profit                                               3,260         25,267         21,506

Rental income, gross                                         160          1,242          1,155
                                                      ----------     ----------     ----------
                                                           3,420         26,509         22,661
Selling, general and administrative expenses
   -  Pearls                                              (2,378)       (18,430)       (13,440)
   -  Real estate investment                                (175)        (1,356)          (777)
                                                      ----------     ----------     ----------
Operating income                                             867          6,723          8,444

Non-operating items
   -  Interest expense                                      (215)        (1,664)        (1,165)
   -  Interest income                                        194          1,505            948
   -  Other income                                           112            871            103
   -  Gain on disposal of subsidiaries                       112            864              0
                                                      ----------     ----------     ----------
Income before income taxes and minority interest           1,070          8,299          8,330

Provision for income taxes                                  (320)        (2,483)        (2,844)
                                                      ----------     ----------     ----------
Income before minority interest                              750          5,816          5,486

Minority interest                                           (222)        (1,721)        (1,805)
                                                      ----------     ----------     ----------
Net income                                                   528          4,095          3,681

Other comprehensive income, before tax
   -  Foreign currency translation adjustments                22            169             77
   -  Unrealized holding gain on available-for-sale
       securities                                            134          1,038              0
   -  Income tax expense                                       0              0              0
                                                      ----------     ----------     ----------
Other comprehensive income, net of tax                       156          1,207             77
                                                      ----------     ----------     ----------

Comprehensive income                                         684          5,302          3,758
                                                      ==========     ==========     ==========



Basic earnings per common share                             0.12           0.93           0.85
                                                      ==========     ==========     ==========

Diluted earnings per common share                           0.11           0.88           0.82
                                                      ==========     ==========     ==========

Weighted average number of shares of
   of common stock
   - for basic earnings per share                      4,405,960      4,405,960      4,305,960
                                                      ==========     ==========     ==========

   - for diluted earnings per share                    4,550,870      4,550,870      4,482,359
                                                      ==========     ==========     ==========


      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       FOR THE THREE MONTHS ENDED JUNE 30
                        (Amounts expressed in thousands)

                                                                    THREE MONTHS ENDED JUNE 30,
                                                                    ---------------------------
                                                                         2000                1999
                                                                ---------------------       -------
                                                                  US$           HK$           HK$
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                          528         4,095         3,681
Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
   Compensation expense                                             199         1,540           157
   Depreciation and amortization                                    265         2,054         1,489
   Loss on sale of property, plant and equipment                     14           111             2
   Minority interests                                               222         1,721         1,805
Changes in operating assets and liabilities:
   Accounts receivable                                           (1,427)      (11,057)        5,848
   Inventories                                                   (3,361)      (26,053)      (17,979)
   Prepaid expenses                                                  31           239          (274)
   Other current assets                                            (527)       (4,087)       (1,548)
   Accounts payable                                               2,652        20,555        16,124
   Amount due to affiliate                                          (42)         (325)            0
   Accrued payroll and employee benefits                             80           619        (1,398)
   Other accrued liabilities                                       (188)       (1,454)            5
   Income taxes payable                                             (14)         (113)          926
                                                                -------       -------       -------
Net cash (used in) provided by operating activities              (1,568)      (12,155)        8,838
                                                                -------       -------       -------

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                       (19)         (151)       (2,416)
    Purchase of available-for-sale securities                    (2,106)      (16,319)            0
    Increase in restricted cash                                     (27)         (211)       (7,767)
    Proceeds from sale of property, plant and equipment               8            64             0
                                                                -------       -------       -------
Net cash used in investing activities                            (2,144)      (16,617)      (10,183)
                                                                -------       -------       -------

CASH FLOW FROM FINANCING ACTIVITIES:
    Repayment of short-term borrowings                           (3,148)      (24,397)       (5,752)
    Repayment of long-term debt                                    (149)       (1,153)       (1,176)
    Increase in short-term borrowings                             3,097        23,999        12,199
    Dividend paid to minority shareholders of a subsidiary            0            (1)            0
    Investment from minority shareholder                              0             0         3,092
    Net proceeds from issuance of shares by a subsidiary             21           167             0
                                                                -------       -------       -------
Net cash (used in) provided by financing activities                (179)       (1,385)        8,363
                                                                -------       -------       -------

Net (decrease) increase in cash and cash equivalents             (3,891)      (30,157)        7,018
Cash and cash equivalents at beginning of period                 11,471        88,900        66,196
Exchange adjustments                                                (42)         (323)           37
                                                                -------       -------       -------
Cash and cash equivalents at end of period                        7,538        58,420        73,251
                                                                =======       =======       =======


SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest and financing charges                                 215         1,665         1,264
                                                                -------       -------       -------
     Income taxes                                                   335         2,595         1,918
                                                                -------       -------       -------


      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000
                                   (UNAUDITED)

1. INTERIM FINANCIAL PRESENTATION

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The March 31, 2000 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the annual report of Man Sang Holdings, Inc. (the "Company") on Form 10-K for the fiscal year ended March 31, 2000. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented.


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

The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. Unless otherwise indicated as Hong Kong dollars or HK$, all financial information contained herein is presented in United States dollars. The translations of Hong Kong dollar amounts into United States dollars are for convenience only and have been made at the rate of HK$7.75 to US$1, the approximate free rate of exchange at June 30, 2000. Such translations should not be construed as representations that Hong Kong dollars amounts could be converted into United States dollars at that rate or any other rate.

3. Investments

Investments in debt securities and equity securities with readily determinable market values are classified into categories based on the Company's intent. Investments held to maturity, which the Company has the intent and ability to hold to maturity, are carried at cost. Investments available for sale are carried at an estimated fair value. Unrealized holding gains and losses are excluded from earnings and reported, net of income taxes, as a separate component of stockholders' equity until realized. For all investment securities, unrealized losses that are other than temporary are recognized in net income. Realized gains and losses are determined on the specific identification method and are reflected in net income.

4. EARNINGS PER SHARE ("EPS")

EPS is calculated in accordance with SFAS No. 128. Per share data is calculated using the weighted average number of shares of common stock outstanding during the period.

The reconciliation of the basic and diluted EPS is as follows:

                                    For the Quarter Ended June 30, 2000
                                    -----------------------------------
                                    Earnings       No. of shares     EPS
                                      US$                            US$
Basic EPS
Net income available
to common stockholders                528,445        4,405,960       0.12
                                                                     =====

Effect of dilutive stock
options granted by the Company            -            144,910

Effect of dilutive stock
options and warrants granted
by MSIL                                (9,161)               -
                                    ---------        ---------

Diluted EPS
Net income available to
common stockholders,
including conversion                 519,284        4,550,870       0.11
                                    =========        =========      =====

Man Sang International Ltd. ("MSIL"), a subsidiary of the Company whose shares are listed on The Stock Exchange of Hong Kong Limited ("The Hong Kong Stock Exchange"), adopted a share option scheme (the "Share Option Scheme") on September 8, 1997. The Share Option Scheme is administered by the MSIL Board of Directors, whose decisions are final and binding on all parties.

On April 28, 2000, MSIL granted to its directors and certain of its senior employees options to subscribe for 33,000,000 MSIL shares of nominal value of HK$0.10 at an exercise price of HK$0.297 per share. The exercise price represented approximately 80% of the average closing price of each MSIL share as stated in the daily quotation sheets of The Hong Kong Stock Exchange for the five trading days immediately preceding the date on which the options were granted. The options can be exercised in a period of two years commencing on the expiry of six months after the options are accepted in accordance with the Share Option Scheme, and expiring on the last day of such two-year period.

The effect on consolidated EPS of dilutive stock options granted and issued by MSIL was included in the computation of diluted EPS because as at June 30, 2000 the average market prices were greater than the exercise prices of such options.

5. DISCLOSURE OF GEOGRAPHIC INFORMATION

All of the Company's sales of pearls are co-ordinated through its Hong Kong subsidiaries and an analysis by destination is as follows:

                                        Quarter ended June 30
                                            2000        1999
                                         US$'000     US$'000
Net sales:
 Hong Kong **                              2,081       1,415

Export:
 Asian countries excluding Hong Kong       3,083       1,958
 North America                             2,689       2,428
 Europe                                    2,339       2,697
 Others                                      319         281
                                          ------      ------
                                          10,511       8,779
                                          ======      ======

** A majority of sales (by dollar amount) in Hong Kong are for re-export to North America and Europe.

The Company operates in only one geographic area. The location of the Company's identifiable assets is as follows:

                                  June 30, 2000    March 31, 2000
                                        US$'000           US$'000

Hong Kong                                51,871            50,942
Other regions of The People's
Republic of China ("PRC")                22,287            19,856
                                         ------            ------
                                         74,158            70,798
                                         ======            ======

6. DISCLOSURE OF MAJOR CUSTOMERS

During the three months ended June 30, 2000, no single customer accounts for 10% or more of total sales. A substantial percentage of the Company's sales is made to a small number of customers and is typically on an open account basis.

7. SEGMENT INFORMATION

Reportable segment profit or loss, and segment assets are disclosed as follows:

              Reportable Segment Profit or Loss, and Segment Assets

                                              Quarter ended June 30
                                                 2000          1999
                                              US$'000       US$'000
Revenues from external customers
Pearls                                         10,511         8,779
Real estate investment                            160           149
                                              -------       -------
                                               10,671         8,928
                                              =======       =======

Interest expense
Pearls                                             84            72
Real estate investment                             73             0
                                              -------       -------
                                                  157            72
                                              =======       =======


Depreciation and amortization
Pearls                                            190           119
Real estate investment                             25            23
                                              -------       -------
                                                  215           142
                                              =======       =======

Segment profit
Pearls                                            783         1,077
Real estate investment                            (88)           49
                                              -------       -------
                                                  695         1,126
                                              =======       =======

Segment assets
Pearls                                         58,093        49,204
Real estate investment                          4,236         4,088
Corporate assets                               11,829         9,900
                                               -------       -------
                                               74,158        63,192
                                              =======       =======

Capital expenditure for segment assets
Pearls                                             13           312
Real estate investment                              0             0
                                              -------       -------
                                                   13           312
                                              =======       =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. This Management's Discussion and Analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and with the Company's annual report on Form 10-K for the year ended March 31, 2000.

RESULTS OF OPERATIONS

Net sales for the quarter ended June 30, 2000 increased by $1.7 million to $10.5 million, representing a 19.7% growth when compared to net sales of $8.8 million during the same period in 1999. The increase in net sales was mainly attributable to the increase by 90.9% in the net sales of South Sea and Tahitian pearls. The Company attributes such increases in net sales in part to its increased sales efforts and its shift in product mix towards South Sea and Tahitian pearls, and in part to private consumption that was comparatively stronger than the same period in 1999.

Gross profit for the quarter ended June 30, 2000 increased by $0.5 million, or 17.5%, to $3.3 million, compared to $2.8 million for the same period in 1999. As a percentage of net sales, gross profit decreased slightly from 31.6% for the quarter ended June 30, 1999 to 31.0% for the same period in 2000. The increase in gross profit resulted mainly from the overall increase in sales, while the slight decrease in gross profit margin resulted, at least in part, from the shift of the Company's product mix from Chinese Cultured pearls towards higher priced South Sea and Tahitian pearls that yield lower margins. South Sea and Tahitian pearls represented 39.8% of net sales during the quarter ended
June 30, 2000, compared to 24.9% of net sales in the quarter ended June 30, 1999. Chinese Cultured pearls constituted 23.8% of net sales for the quarter ended June 30, 2000, as compared to 30.3% of net sales for the same period in 1999.

Rental Income

Gross rental income for the quarter ended June 30, 2000 was approximately $160K*, representing an increase of approximately $11K, or 7.6%, as compared to the same period in 1999. The increase in gross rental income was attributable to (i) an increase in occupancy rate from 74.0% to 88.7% in the Man Sang Industrial City facility located in Shenzhen, the People's Republic of China;
(ii) the additional rental income generated from the Company's rental properties in Hong Kong including (a) car-parking space at No. L30 on the Ground Floor of Block A, Focal Industrial Centre, 21 Man Lok Street, Kowloon, Hong Kong; (b) car-parking space at No.3 on L3 Floor of Valverde, 11 May Road, Hong Kong and; (c ) Unit 16 on 6th Floor, Block A, Focal Industrial Centre, 21 Man Lok Street, Kowloon, Hong Kong. The rental income from the Hong Kong properties totaled approximately $8K for the quarter ended June 30, 2000.

Selling, General and Administrative Expenses ("SG&A")

SG&A expenses were $2.6 million, consisting of $2.4 million attributable to pearl operations and $0.2 million attributable to real estate operations, for the quarter ended June 30, 2000, an increase of approximately $719K, or 39.2%, from $1.8 million, consisting of $1.7 million attributable to pearl operations and $0.1 million attributable to real estate operations, for the same period in 1999. The increase in SG&A was primarily attributable to increase in compensation expenses, marketing expenses and other operating expenses, as net sales increased and as the Company continued to develop its Internet business.

As a percentage of net sales, SG&A from pearl operations increased from 19.8% for the quarter ended June 30, 1999 to 22.6% for the same period in 2000, while SG&A from real estate operations increased from 1.1% for the quarter ended June 30, 1999 to 1.7% for the same period in 2000.

Interest Income

Interest income increased by $72K, or 58.7%, to $194K from the comparable period in the prior year. The increase in interest income was due principally to the increased working capital raised from the placement of 40,000,000 new shares in the capital of MSIL at a price of HK$0.33 per share in August 1999; and an increase in net sales for the quarter ended June 30, 2000.

Interest Expense

Interest expenses increased by $64K, or 42.9%, to $215K from the comparable period in the prior year. The increase in net interest expense was due principally to an increase short-term bank borrowings by the Company's subsidiaries in PRC to minimize the impact of a possible devaluation of the Renminbi. The Company's weighted average short-term borrowing rate decreased from 7.0% per annum for the quarter ended June 30, 1999 to 6.0% for the same period in 2000.

--------
* As used in this 10-Q , the letter "K" appearing immediately after a dollar amount denotes rounding to the nearest $1,000; as an example, $250,499 may be rounded to "$250K".

Income Taxes

Income taxes and provision therefor for quarter ended June 30, 2000 decreased by $47K to $320K as compared to $367K for the same period in 1999. Such decrease was principally due to the decrease in income before income taxes.

Net Income

Net income for the quarter ended June 30, 2000 increased by $53K to $528K, representing a 11.2% increase from $475K for the same period in 1999. The increase was attributable to, among other things, an increase in net sales during the quarter ended June 30, 2000.

Excluding income taxes and minority interests, the operating profit during the quarter ended June 30, 2000 was $1.1 million, representing a 0.4% decrease, compared to that of $1.1 million during the same period in 1999.

Liquidity and Capital Resources

The Company's primary liquidity needs are to fund accounts receivable and inventories and, to a lesser extent, to expand its business operations. At June 30, 2000, the Company had working capital of $38.2 million and a cash balance of $15.6 million, compared to working capital of $39.3 million and a cash balance of $19.5 million at March 31, 2000. The current ratio was 3.3 as at June 30, 2000 as compared with that of 3.8 as at March 31, 2000. Net cash used in operating activities was $1.6 million for the quarter ended June 30, 2000, while net cash provided by operating activities was $1.1 million for the same period in 1999. The decrease in cash and cash equivalents by $3.9 million was mainly used in financing the increase in inventories and accounts receivable and purchase of available-for-sale securities.

Inventories increased by $3.4 million to $27.6 million at June 30, 2000 and the inventory turns improved from 11.5 months as at March 31, 2000 to 10.7 months as at June 30, 2000. The increase in inventories was attributable to the increase in purchasing of higher priced South Sea and Tahitian pearls to meet increased future demand.

Long-term debt (including current portion of long-term debt) was $3.1 million at June 30, 2000, a decrease of $149K compared to that at March 31, 2000. The decrease was attributable to repayment of installment loan during the quarter ended June 30, 2000. The gearing ratio was 0.77 at June 30, 2000, compared to
0.78 at March 31, 2000.

The Company had available working capital facilities of $8.4 million in total with various banks at June 30, 2000. Such banking facilities include letter of credit arrangements, import loans, overdraft protection and other facilities commonly used in the jewelry business. All such banking facilities bear interest at floating rates generally based on prime lending rates, and are subject to periodic review. At June 30, 2000, the Company only utilized approximately $0.2K of its credit facilities.

The Company believes that funds to be generated from internal operations and the existing banking facilities will enable the Company to meet anticipated future cash flow requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the quarter ended June 30, 2000, the Company made approximately 40.0% of its purchases in Renminbi, with the remaining amounts mainly settled in Hong Kong dollars, US dollars and Japanese Yen (only 4.4% of total purchase). Although Renminbi has not been devalued, the Company's Management believes that more likely than not (i) the Renminbi will be devalued in the foreseeable future, and (ii) the Company will be able to purchase its pearls at lower prices (in US dollar terms).

The Company's policy is to denominate all its sales in either US dollars or Hong Kong dollars. Since the Hong Kong dollar remained pegged to the US dollar throughout the period, the Company's sales proceeds have thus far had very minimal exposure to foreign exchange fluctuations.

Therefore, since purchases are made in currencies that have devaluation pressure and sales are made in US dollars, the currency risk in the foreseeable future should be immaterial, and the Company's Management determined that no derivative contracts such as forward contracts and options to hedge against foreign exchange fluctuations were necessary during the quarter.

In addition, the Company's interest expense is sensitive to fluctuations in the general level of Hong Kong interest rates. The interest rates of the installment loans, with principal amount of approximately $3.1 million, was HIBOR+2.5% to HIBOR+3.0% during the 3-month period (where HIBOR represents Hong Kong Interbank Offered Rate). All other installment loans and banking facilities of the Company bear interest at floating rates generally based on prime lending rates, which are subject to periodic review.

The Company does not expect significant changes in Hong Kong interest rates in the foreseeable future. As at June 30, 2000, the aggregate amount outstanding under all banking facilities and the installment loans was approximately $3.1 million. Therefore, even a change of 0.5% in HIBOR and prime lending rates will lead to an increase in interest expense of only approximately $15,500 per annum.

As a result, the Company believes that the risk associated with fluctuations in interest rate is immaterial, and no derivative contracts are necessary.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

NEW OFFICE LEASE

On April 1, 2000, Man Sang Jewellery Company Limited, a wholly owned subsidiary of MSIL, entered into a tenancy agreement to lease the 27th Floor of Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong for a term of 3 years, at a monthly rental of approximately $23,200. The Group plans to use such premises to house its operations in business solutions as carried out by Intimex Business Solutions Company Limited and its former principals, and its operations in retail sale of jewellery and accessories as carried out by Arcadia Jewellery Limited ("Arcadia")(through traditional retail) and Wet Wet Cyber Company Limited (through its e-commerce website, www.4376zone.com). In connection with such new tenancy, on July 8, 2000, Arcadia surrendered without compensation the office space it previously leased at Units 801 and 802, Multifield Plaza, 3 Prat Avenue, Tsimshatsui, Kowloon, Hong Kong.

PURCHASE OF PUBLICLY TRADED SECURITIES

During the quarter ended June 30, 2000, MSIL, the Company's subsidiary, purchased approximately $2.1 million of available-for-sale securities listed on The Hong Kong Stock Exchange.

BONUS ISSUE OF SHARES BY MSIL

The Company is the sole parent of Man Sang International (B.V.I.) Limited, a company incorporated in the British Virgin Islands ("MSBVI"). As at August 2, 2000, MSBVI legally and beneficially owned approximately 67.42% of the issued and outstanding shares of MSIL.

On August 2, 2000, MSIL's shareholders approved a bonus issue of shares to MSIL's shareholders on the basis of one bonus share for every five shares of MSIL held on August 2, 2000 (the "Bonus Issue"). Based on 526,559,109 shares issued and outstanding as at August 2, 2000, 105,311,821 bonus shares, credited as fully paid by way of capitalization from the share premium account of MSIL, (the "Bonus Shares") were allotted on August 3, 2000. The Bonus Shares rank pari passu in all respects with the existing issued shares of MSIL.

No fractional shares were issued; they were aggregated and will be sold in the public market. The proceeds from such sales will be retained for the benefit of the Company.

Documents relating to the Bonus Issue have only been registered or filed under the securities legislation of Hong Kong. As a result, shares were not issued to shareholders whose addresses as shown on MSIL's register of shareholders on August 2, 2000 were outside Hong Kong (the "Overseas Shareholders"). Arrangements will be made for the bonus shares that would otherwise be issued to the Overseas Shareholders to be sold in the public market as soon as practicable. Any net proceeds of such sales, after deduction of expenses, will be distributed in Hong Kong dollars to such Overseas Shareholders pro rata to their respective shareholdings in MSIL, provided that amounts of less than HK$100 will not be distributed but will be retained for the benefit of MSIL.

MSIL has applied with The Hong Kong Stock Exchange, and The Hong Kong Stock Exchange has granted its approval for the listing of, and the permission to deal in, Bonus Shares. Dealings in the Bonus Shares commenced on August 10, 2000. After the Bonus Issue, MSBVI legally and beneficially owned approximately
67.42% of the issued and outstanding shares of MSIL.

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



                                           MAN SANG HOLDINGS, INC.

Date: August 14, 2000


                                           By: /s/ CHENG Chung Hing, Ricky
                                               ---------------------------
                                               CHENG Chung Hing, Ricky
                                               Chairman of the Board, President,
                                               Chief Executive Officer and
                                               Chief Financial Officer

                                INDEX TO EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.


Exhibit No.      Description

27.1             Financial Data Schedule