Form 10-Q
period 2000-09-30
MAN SANG HOLDINGS INC
filed 2000-11-14
CIK 807630

                            MAN SANG HOLDINGS, INC.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________ TO _________.

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

     AS OF SEPTEMBER 30, 2000, 4,405,960 SHARES OF COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

                            MAN SANG HOLDINGS, INC.

                               TABLE OF CONTENTS


                                                            Page
                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements
            Condensed Consolidated Balance Sheets as at
            September 30, 2000 and March 31, 2000           F-1

            Condensed Consolidated Statements of Income
            and Comprehensive Income for the three and
            six months ended September 30, 2000 and 1999    F-3

            Condensed Consolidated Statements of Cash
            Flows for the six months ended September
            30, 2000 and 1999                               F-4

            Notes to Condensed Consolidated Financial
            Statements                                      F-5

ITEM 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                      1

ITEM 3.     Quantitative and Qualitative Disclosures
            about Market Risk                               4

PART II - OTHER INFORMATION


SIGNATURES

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (Amounts expressed in thousands except share data)


                                                      SEPTEMBER 30, 2000        MARCH 31, 2000
                                                  -------------------------     --------------
                                                    US$            HK$                HK$
                                                        (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                          8,208        63,614            88,900
  Restricted cash                                    8,170        63,314            62,330
  Accounts receivable, net of allowance
    for doubtful accounts of HK$5,000 as of
    September 30, 2000 and HK$5,000 as of
    March 31, 2000                                  10,555        81,802            55,524
  Inventories
    Raw materials                                      222         1,716             1,781
    Work in progress                                 4,438        34,397            33,987
    Finished goods                                  19,448       150,722           152,198
                                                    ------       -------           -------
                                                    24,108       186,835           187,966

  Prepaid expenses                                     290         2,249             3,876
  Other current assets                               2,096        16,245            13,316
                                                    ------       -------           -------
       Total current assets                         53,427       414,059           411,912

Long-term investments                                  817         6,330             6,330

Available-for-sale securities                        2,138        16,572                --

Goodwill                                               124           964                --

Property, plant and equipment                       16,148       125,149           117,643
  Accumulated depreciation                          (2,981)      (23,105)          (20,231)
                                                    ------       -------           -------
                                                    13,167       102,044            97,412
Real estate investment                               4,792        37,137            37,136
  Accumulated depreciation                            (581)       (4,504)           (4,109)
                                                    ------       -------           -------
                                                     4,211        32,633            33,027

                                                    ------       -------           -------
       Total assets                                 73,884       572,602           548,681
                                                    ======       =======           =======

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
               (Amounts expressed in thousands except share data)


                                                      SEPTEMBER 30, 2000        MARCH 31, 2000
                                                  -------------------------     --------------
                                                    US$            HK$                HK$
                                                        (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                             10,405        80,635            73,835
  Current portion of long-term debt
    Secured bank loans                                 571         4,429             4,429
    Capital lease obligations                           27           204               192
                                                    ------       -------           -------
                                                       598         4,633             4,621

  Accounts payable                                   1,031         7,986             8,396
  Amount due to affiliate                              236         1,832               604
  Accrued payroll and employee benefits                878         6,804             4,026
  Other accrued liabilities                          1,600        12,403            12,006
  Income taxes payable                                 803         6,225             4,190
                                                    ------       -------           -------
       Total current liabilities                    15,551       120,518           107,678

Long-term debt
    Secured bank loans                               2,394        18,552            20,767
    Capital lease obligations                            2            18               123
                                                    ------       -------           -------
                                                     2,396        18,570            20,890

Minority interests                                  17,245       133,652           127,566

Stockholders' equity:
Common stock, par value US$0.001                         4            34                34
  - authorized: 25,000,000 shares;
    issued and outstanding; 4,405,960
    shares
Series A preferred stock, par value US$0.001            --             1                 1
  - authorized, issued and outstanding:
    100,000 shares; (entitled in liquidation
    to US$2,500 (HK$19,375))
Series B convertible preferred stock, par value
    US$0.001                                            --            --                --
  - authorized: 100,000 shares; no shares
    outstanding
Additional paid-in capital                          11,348        87,943            85,636
Retained earnings                                   27,097       210,002           205,454
Accumulated other comprehensive income                 243         1,882             1,422
                                                    ------       -------           -------
       Total stockholders' equity                   38,692       299,862           292,547
                                                    ------       -------           -------
       Total liabilities and stockholders'
         equity                                     73,884       572,602           548,681
                                                    ======       =======           =======

     See accompanying notes to condensed consolidated financial statements.

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
                 FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30
               (Amounts expressed in thousands except share data)


                                                    THREE MONTHS ENDED SEPTEMBER 30,           SIX MONTHS ENDED SEPTEMBER 30,
                                                 --------------------------------------    --------------------------------------
                                                            2000                 1999                 2000                 1999
                                                 ------------------------    ----------    ------------------------    ----------
                                                     US$            HK$           HK$           US$           HK$           HK$
Net sales                                            12,333        95,581        71,700        22,844       177,042       139,740
Cost of goods sold                                   (9,073)      (70,320)      (46,856)      (16,324)     (126,514)      (93,390)
                                                 ----------    ----------    ----------    ----------    ----------    ----------
Gross profit                                          3,260        25,261        24,844         6,520        50,528        46,350

Rental income, gross                                    179         1,388         1,090           339         2,630         2,245
                                                 ----------    ----------    ----------    ----------    ----------    ----------
                                                      3,439        26,649        25,934         6,859        53,158        48,595
Selling, general and administrative expenses
   - Pearls                                          (2,849)      (22,081)      (14,202)       (5,227)      (40,511)      (27,642)
   - Real estate investment                            (167)       (1,290)         (795)         (342)       (2,646)       (1,572)
                                                 ----------    ----------    ----------    ----------    ----------    ----------
Operating income                                        423         3,278        10,937         1,290        10,001        19,381

Non-operating items
   - Interest expense                                  (227)       (1,764)       (1,312)         (442)       (3,428)       (2,477)
   - Interest income                                    153         1,185           917           347         2,690         1,865
   - Other income                                        48           375           104           272         2,110           207
                                                 ----------    ----------    ----------    ----------    ----------    ----------
Income before income taxes and
   minority interest                                    397         3,074        10,646         1,467        11,373        18,976

Provision for income taxes                             (307)       (2,381)       (1,133)         (627)       (4,864)       (3,977)
                                                 ----------    ----------    ----------    ----------    ----------    ----------
Income before minority interest                          90           693         9,513           840         6,509        14,999

Minority interest                                       (31)         (240)       (3,602)         (253)       (1,961)       (5,407)
                                                 ----------    ----------    ----------    ----------    ----------    ----------
Net income                                               59           453         5,911           587         4,548         9,592
Other comprehensive income
  - Foreign currency translation adjustments              4            33          (275)           26           202          (198)
  - Unrealized holding gain on available-
      for-sale securities                               (58)         (444)            0            33           258             0
                                                 ----------    ----------    ----------    ----------    ----------    ----------
Other comprehensive income, net of tax and
  minority interest                                     (54)         (411)         (275)           59           460          (198)
                                                 ----------    ----------    ----------    ----------    ----------    ----------
Comprehensive income                                      5            42         5,636           646         5,008         9,394
                                                 ==========    ==========    ==========    ==========    ==========    ==========

Basic earnings per common share                        0.01          0.10          1.37          0.13          1.03          2.23
                                                 ==========    ==========    ==========    ==========    ==========    ==========
Diluted earnings per common share                      0.01          0.09          1.34          0.12          0.95          2.15
                                                 ==========    ==========    ==========    ==========    ==========    ==========

Weighted average number of shares
   of common stock
   - for basic earnings per share                 4,405,960     4,405,960     4,305,960     4,405,960     4,405,960     4,305,960
                                                 ==========    ==========    ==========    ==========    ==========    ==========
   - for diluted earnings per share               4,519,404     4,519,404     4,399,078     4,539,701     4,539,701     4,464,366
                                                 ==========    ==========    ==========    ==========    ==========    ==========


      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      FOR THE SIX MONTHS ENDED SEPTEMBER 30
                        (Amounts expressed in thousands)

                                                                 SIX MONTHS ENDED SEPTEMBER 30,
                                                                 -----------------------------
                                                                        2000             1999
                                                                 ----------------------------
                                                                    US$       HK$         HK$
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                          587      4,548      9,592
Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
   Compensation expense for stock options                           497      3,850        314
   Amortization of goodwill                                          25        193          0
   Depreciation and amortization                                    554      4,296      3,008
   Loss on sale of property, plant and equipment                     44        342          2
   Realized gain on disposal of available-for-sale securities       (86)      (664)         0
   Minority interests                                               253      1,961      5,407
   Changes in operating assets and liabilities:
       Accounts receivable                                       (3,279)   (25,412)    (3,068)
       Inventories                                                  156      1,212    (12,250)
       Prepaid expenses                                             210      1,627        512
       Other current assets                                        (375)    (2,911)    (3,254)
       Accounts payable                                             (54)      (421)       633
       Amount due to affiliate                                      158      1,228          0
       Accrued payroll and employee benefits                        358      2,777        717
       Other accrued liabilities                                     50        389       (676)
       Income taxes payable                                         263      2,035      1,643
                                                                -------    -------    -------
Net cash (used in) provided by operating activities                (639)    (4,950)     2,580
                                                                -------    -------    -------

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                    (1,153)    (8,935)    (3,025)
    Purchase of available-for-sale securities                    (2,457)   (19,047)         0
    Increase in restricted cash                                    (127)      (984)   (25,738)
    Proceeds from sale of property, plant and equipment              11         90          0
    Proceeds from sale of available-for-sale securities             454      3,518          0
                                                                -------    -------    -------
Net cash used in investing activities                            (3,272)   (25,358)   (28,763)
                                                                -------    -------    -------

CASH FLOW FROM FINANCING ACTIVITIES:
    Repayment of short-term borrowings                           (6,014)   (46,612)   (13,529)
    Repayment of long-term debt                                    (298)    (2,308)    (2,353)
    Increase in short-term borrowings                             6,867     53,223     37,562
    Dividend paid to minority shareholders of a subsidiary            0         (1)    (1,292)
    Investment from minority shareholder                              0          0      3,092
    Net proceeds from issuance of shares by a subsidiary             68        525     12,751
                                                                -------    -------    -------
Net cash provided by financing activities                           623      4,827     36,231
                                                                -------    -------    -------

Net (decrease) increase in cash and cash equivalents             (3,288)   (25,481)    10,048
Cash and cash equivalents at beginning of period                 11,471     88,900     66,196
Exchange adjustments                                                 25        195       (355)
                                                                -------    -------    -------
Cash and cash equivalents at end of period                        8,208     63,614     75,889
                                                                =======    =======    =======


SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest and financing charges                                 433      3,359      2,535
                                                                -------    -------    -------
     Income taxes                                                   365      2,829      2,334
                                                                -------    -------    -------


      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

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

2.  CURRENCY PRESENTATION AND FOREIGN CURRENCY TRANSLATION

Assets and liabilities of foreign subsidiaries are translated at period end exchange rates, while revenues and expenses are translated at average exchange rates during the period. Adjustments arising from translating foreign currency financial statements are reported as a separate component of stockholders' equity. Gains or losses from foreign currency transactions and translations are included in income. Aggregate net foreign currency gains or losses were immaterial for all periods.

The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. Unless otherwise indicated as Hong Kong dollars or HK$, all financial information contained herein is presented in United States dollars. The translations of Hong Kong dollar amounts into United States dollars are for convenience only and have been made at the rate of HK$7.75 to US$1, the approximate free rate of exchange at September 30, 2000. Such translations should not be construed as representations that Hong Kong dollar amounts could be converted into United States dollars at that rate or any other rate.

3.  INVESTMENTS

Investments in debt securities and equity securities with readily determinable market values are classified into categories based on the Company's intent. Investments held to maturity, which the Company has the intent and ability to hold to maturity, are carried at cost. Investments available for sale are carried at estimated fair value. Unrealized holding gains and losses are excluded from earnings and reported, net of income taxes, as a separate component of stockholders' equity until realized. For all investment securities, unrealized losses that are other than temporary are recognized in net income. Realized gains and losses are determined on the specific identification method and are reflected in net income.

4.   GOODWILL

Goodwill represents the excess of acquisition cost over the net assets acquired. Goodwill is amortized on a straight-line basis over three years. Periodically, the Company reviews the recoverability of goodwill from expected future operating cash flows on an undiscounted basis. In management's opinion, no material impairment exists at September 30, 2000.

5.   EARNINGS PER SHARE ("EPS")

EPS is calculated in accordance with SFAS No. 128. Per share data is calculated using the weighted average number of shares of common stock outstanding during the period.

The reconciliation of the basic and diluted EPS is as follows:

                                  For the Quarter Ended September 30, 1999
                                  ----------------------------------------
                                   Earnings       No. of shares       EPS
                                     US$                              US$
Basic EPS
Net income available
to common stockholders             762,675        4,305,960           0.18

Effect of dilutive stock
options granted by the Company          --           93,118

Effect of dilutive stock
options and warrants granted
by MSI                                  --               --
                                                  ---------

Diluted EPS
Net income available to
common stockholders,
including conversion               762,675        4,399,078           0.17
                                   =======        =========           ====



                                For the Six Months Ended September 30, 1999
                                -------------------------------------------
                                   Earnings       No. of shares       EPS
                                     US$                              US$
Basic EPS
Net income available
to common stockholders            1,237,607       4,305,960           0.29
                                                                      ====
Effect of dilutive stock
options granted by the Company           --         158,406

Effect of dilutive stock
options and warrants granted
by MSIL                                      --            --
                                      ---------     ---------        ----

Diluted EPS
Net income available to
common stockholders,
including conversion                  1,237,607     4,464,366        0.28
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

The effect on consolidated EPS of dilutive stock options granted and issued by MSIL, was not included in the computation of dilutive EPS because exercise prices of such options were greater than their average market prices.

                                      For the Quarter Ended September 30, 2000
                                      ----------------------------------------

                                      Earnings     No. of shares      EPS
                                         US$                          US$



Basic EPS
Net income available
to common stockholders                58,401        4,405,960         0.01
                                                                      ====
Effect of dilutive stock
options granted by the Company             -          113,444

Effect of dilutive stock
options and warrants granted
by MSIL                               (5,496)               -
                                      -------       ---------
Diluted EPS
Net income available to
common stockholders,
including conversion                  52,905        4,519,404        0.01
                                      ======        =========        ====


                                       For the Six Months Ended September 30,
                                      ----------------------------------------
                                                       2000
                                                       ----

                                      Earnings     No. of shares      EPS
                                         US$                          US$


Basic EPS
Net income available
to common stockholders               586,847        4,405,960         0.13
                                                                      ====
Effect of dilutive stock
options granted by the Company             -          133,741

Effect of dilutive stock
options and warrants granted



by MSIL                  (27,484)               -
                         -------        ---------

Diluted EPS
Net income available to
common stockholders,
including conversion     559,363        4,539,701       0.12
                         =======        =========       ====

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

For each of the three-month and six-month periods ended September 30, 2000, to the extent that the average market price of MSIL's ordinary shares was higher than the exercise price of any option on warrant issued by MSIL, the effect on consolidated EPS of such dilutive options or warrants was included in the computation of diluted EPS, and to the extent that the average market price of MSIL's ordinary shares was lower than the exercise price of any option or warrant issued by MSIL, the effect on consolidated EPS of such anti-dilutive options or warrants was excluded from the computation of diluted EPS.

6. DISCLOSURE OF GEOGRAPHIC INFORMATION

All of the Company's sales of pearls are co-ordinated through its Hong Kong subsidiaries and an analysis by destination is as follows:


                           For the quarter              For the six months
                          ended September 30            ended September 30
                          2000           1999           2000           1999
                         US$'000        US$'000        US$'000        US$'000
Net Sales:
Hong Kong *                2,616         1,628           4,697          3,043

Export:
Asian countries excluding
  Hong Kong                3,604         1,674           6,687          3,632
North America              3,196         2,706           5,885          5,134
Europe                     2,516         2,616           4,855          5,313
Others                       401           628             720            909
                          ------        ------          ------         ------
                          12,333         9,252          22,844         18,031
                          ======        ======          ======         ======


* A majority of sales (by dollar amount) in Hong Kong are for re-export to North America and Europe.

The Company operates in only one geographic area. The location of the Company's identifiable assets is as follows:

                                                       September 30, 2000                 March 31, 2000
                                                             US$'000                          US$'000
Hong Kong                                              55,816                             50,942
Other regions of the People's
Republic of China ("PRC")                              18,068                             19,856
                                                       ------                             ------
                                                       73,884                             70,798
                                                       ======                             ======


7. DISCLOSURE OF MAJOR CUSTOMERS

During the six months ended September 30, 2000, no single customer accounts for 10% or more of total sales. A substantial percentage of the Company's sales is made to a small number of customers and is typically on an open account basis.


8. SIGNIFICANT EVENTS

On July 18, 2000, the Company entered into an Agreement for Sale and Purchase to purchase certain property located at Flat C and Flat D on the 15th Floor of Windsor Mansion, 29-31 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong, for a total of approximately $438,710. The Company closed such purchase on August 4, 2000, and intends to hold such property on a long-term basis and use it as a staff quarter.

The Service Agreement between MSIL and Mr. Cheng Chung Hing, Ricky dated September 8, 1997, expired after the close of business of August 31, 2000. On August 31, 2000, MSIL entered into another Service Agreement with Mr. Cheng Chung Hing, Ricky, which is attached as Exhibit 10.1 of this Form 10-Q.

The Service Agreement between MSIL and Mr. Cheng Tai Po dated September 8, 1997, expired after the close of business of August 31, 2000. On August 31, 2000, MSIL entered into another Service Agreement with Mr. Cheng Tai Po, which is attached as Exhibit 10.2 of this Form 10-Q.

The Service Agreement between MSIL and Ms. Yan Sau Man, Amy dated September 8, 1997, expired after the close of business of August 31, 2000. On August 31, 2000, MSIL entered into another Service Agreement with Ms. Yan Sau Man, Amy, which is attached as Exhibit 10.3 of this Form 10-Q.

9. SEGMENT INFORMATION

Reportable segment profit or loss, and segment assets are disclosed as follows:

                               Reportable Segment Profit or Loss, and Segment Assets
                               -----------------------------------------------------


                                  For the three months     For the six months ended,
                                  ended, September 30            September 30
                                      2000       1999          2000       1999
                                    US$'000     US$'000      US$'000     US$'000
Revenue from external customers
Pearls                               12,333      9,252       22,844      18,031
Real estate investment                  179        141          339         290
                                     ------      -----       ------      ------
                                     12,512      9,393       23,183      18,321
                                     ======      =====       ======      ======

Operating income
Pearls                                  411      1,373        1,293       2,414
Real estate investment                   12         38           (3)         87
                                     ------      -----       ------      ------
                                        423      1,411        1,290       2,501
                                     ======      =====       ======      ======

Interest expense
Pearls                                   89         83          173         155
Real estate investment                   73         13          146          13
Corporate assets                         65         73          123         152
                                     ------      -----       ------      ------
                                        227        169          442         320
                                     ======      =====       ======      ======

Depreciation and amortization
Pearls                                  211        123          401         242
Real estate investment                   25         24           50          47
Corporate assets                         53         49          103          99
                                     ------      -----       ------      ------
                                        289        196          554         388
                                     ======      =====       ======      ======

Capital expenditure for segment
assets
Pearls                                  592         78          605         390
Real estate investment                    0          0            0           0
Corporate assets                        541          0          548           0
                                     ------      -----       ------      ------
                                      1,133         78        1,153         390
                                     ======      =====       ======      ======

                            As of           As of
                         September 30,     March 31,
                             2000            2000
                           US$'000         US$'000
Segment assets
Pearls                      57,599          56,905
Real estate investment       4,211           4,262
Corporate assets            12,074           9,631
                           -------         -------
                            73,884          70,798
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

RESULTS OF OPERATIONS

Net sales for the six-month period ended September 30, 2000 increased by $4.8 million to $22.8 million, representing a 26.7% growth when compared to net sales of $18.0 million during the same period in 1999. The increase in net sales was mainly attributable to the increase by 140.6% in the net sales of South Sea and Tahitian pearls. The Company attributes such increases in net sales in part to its increased sales efforts and its shift in product mix towards South Sea and Tahitian pearls, and in part to private consumption that was comparatively stronger than the same period in 1999.

Gross profit for the six-month period ended September 30, 2000 increased by $0.5 million, or 9.0%, to $6.5 million, compared to $6.0 million for the same period in 1999. As a percentage of net sales, gross profit decreased from 33.2% for the six-month period ended September 30, 1999 to 28.5% for the same period in 2000. The increase in gross profit resulted mainly from the overall increase in sales, while the decrease in gross profit margin resulted, at least in part, from the shift of the Company's product mix from Chinese Cultured pearls towards higher priced South Sea and Tahitian pearls that yield lower margins. South Sea and Tahitian pearls represented 42.2% of net sales for the six-month period ended September 30, 2000, compared to 22.2% of net sales for the same period in 1999. Chinese Cultured pearls constituted 27.2% of net sales for the six-month period ended September 30, 2000, as compared to 32.3% of net sales for the same period in 1999.

Rental Income

Gross rental income for the six-month period ended September 30, 2000 was approximately $339K*, representing an increase of approximately $50K, or 17.1%, as compared to the same period in 1999. The increase in gross rental income was attributable to (i) an increase in occupancy rate from 77.4% to 93.7% in the Man Sang Industrial City facility located in Shenzhen, the People's Republic of China; (ii) the additional rental income generated from the Company's rental properties in Hong Kong including (a) car-parking space at No. L30 on the Ground Floor of Block A, Focal Industrial Centre, 21 Man Lok Street, Kowloon, Hong Kong; (b) car-parking space at No.3 on L3 Floor of Valverde, 11 May Road, Hong Kong and; (c) Unit 16 on 6th Floor, Block A, Focal Industrial Centre, 21 Man Lok Street, Kowloon, Hong Kong.

Selling, General and Administrative Expenses ("SG&A")

SG&A expenses were $5.6 million, consisting of $5.2 million attributable to pearl operations and $0.4 million attributable to real estate operations, for the six-month period ended September 30, 2000, an increase of approximately $1.8 million, or 47.7%, from $3.8 million, consisting of $3.6 million attributable to pearl operations and $0.2 million attributable to real estate operations, for the same period in 1999. During the six-month period ended September 30, 2000, in addition to increase in compensation expenses, marketing expenses and other operating expenses (as net sales increased and the Company continued to develop its Internet business), the increase in SG&A was primarily attributable to increased depreciation and repair and maintenance expenses for certain real estate investment which were previously leasehold land and buildings.

As a percentage of net sales, SG&A from pearl operations increased from 19.8% for the six-month period ended September 30, 1999 to 22.9% for the same period in 2000, while SG&A from real estate operations increased from 1.1% for the six-month period ended September 30, 1999 to 1.5% for the same period in 2000.

Interest Income

Interest income increased by $106K, or 44.2%, to $347K from the comparable period in the prior year. The increase in interest income was due principally to the increased working capital raised from the placement of 40,000,000 new shares in the capital of MSIL at a price of HK$0.33 per share in August 1999; and an increase in net sales for the six-month period ended September 30, 2000.

Interest Expense

Interest expenses increased by $123K, or 38.4%, to $442K from the comparable period in the prior year. The increase in interest expense was due principally to increased import loans to finance the purchase of inventory and an increase short-term bank borrowings by the
----------------------------
* As used in this 10-Q, the letter "K" appearing immediately after a dollar amount denotes rounding to the nearest $1,000; as an example, $250,499 may be rounded to "$250K".

Company's subsidiaries in PRC to minimize the impact of a possible devaluation of the Renminbi. The Company's weighted average short-term borrowing rate decreased from 6.6% per annum for the six-month period ended June 30, 1999 to 6.25% for the same period in 2000.

Income Taxes

Income taxes and provision therefor for the six-month period ended September 30, 2000, increased by $114K to $627K as compared to $513K for the same period in 1999. The effective tax rate increased from approximately 21% in the six-month period ended September 30, 1999 to approximately 43% in the same period in 2000, which increase was principally due to:

    - an increase in net sales and gross profit;

    - Damei Pearls Jewellery Goods (Shenzhen) Co., Ltd., a PRC subsidiary, which was entitled to a 50% relief from PRC income taxes in the calendar year 1999, started paying income tax at a rate of 15% during calendar year of 2000 under the Income Tax law of the PRC; and

   - compensation expenses related to options granted by MSIL are not deductible for Hong Kong tax purposes.

Other Income

Other income increased from $27K for the six-month period ended September 30, 1999, to $272K for the same period in 2000, which increase was mainly attributable to gains from foreign currency transactions and translations, and to realized gains from the sales of available-for-sale securities of other companies unaffiliated with the Group.


Net Income

Net income for the six-month period ended September 30, 2000 decreased by $651K to $587K, representing a 52.6% decrease from $1.2 million for the same period in 1999. The decrease was attributable to, among other things, an increase in SG&A expenses during the six-month period ended September 30, 2000.

Excluding income taxes and minority interests, the operating profit during the six-month period ended September 30, 2000 was $1.5 million, representing a 40.1% decrease, compared to that of $2.4 million during the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity needs are to fund accounts receivable and inventories and, to a lesser extent, to expand its business operations. At September 30, 2000, the Company had working capital of $37.9 million and a cash balance of $16.4 million, compared to working capital of $39.3 million and a cash balance of $19.5 million at March 31, 2000. The current ratio was 3.4 to 1 as of September 30, 2000 as compared with that of 3.8 to 1 as of March 31, 2000. Net cash used in operating activities was $639K for the six-month period ended September 30, 2000, while net cash provided by operating activities was $333K for the same period in 1999. The decrease in cash and cash equivalents by $3.3 million was mainly used in financing the increase in accounts receivable, purchase of available-for-sale securities and property, plant and equipment.

Inventories decreased by $0.1 million to $24.1 million at September 30, 2000 when compared to March 31, 2000 and the inventory turns improved from 11.5 months as at March 31, 2000 to 8.8 months as at September 30, 2000.

Long-term debt (including current portion of long-term debt) was $3.0 million at September 30, 2000, a decrease of $298K compared to that at March 31, 2000. The decrease was attributable to repayment of installment loan during the six-month period ended September 30, 2000. The gearing ratio was 0.79 at September 30, 2000, compared to 0.78 at March 31, 2000.

The Company had available working capital facilities of $12.9 million in total with various banks at September 30, 2000. Such banking facilities include letter of credit arrangements, import loans, overdraft protection and other facilities commonly used in the jewelry business. All such banking facilities bear interest at floating rates generally based on prime lending rates, and are subject to periodic review. At September 30, 2000, the Company utilized approximately $2.1 million of its credit facilities.

The Company believes that funds to be generated from internal operations and the existing banking facilities will enable the Company to meet anticipated future cash flow requirements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six-month period ended September 30, 2000, the Company made approximately 32.5% of its purchases in Renminbi, with the remaining amounts mainly settled in Hong Kong dollars, US dollars and Japanese Yen (only 3.6% of total purchase). Although Renminbi has not been devalued, the Company's Management believes that more likely than not (i) the Renminbi will be devalued in the foreseeable future, and (ii) the Company will be able to purchase its pearls at lower prices (in US dollar terms).

The Company's policy is to denominate all its sales in either US dollars or Hong Kong dollars. Since the Hong Kong dollar remained pegged to the US dollar throughout the period, the Company's sales proceeds have thus far had very minimal exposure to foreign exchange fluctuations.

Therefore, since purchases are made in currencies that have devaluation pressure and sales are made in US dollars, the currency risk in the foreseeable future should be immaterial, and the Company's Management determined that no derivative contracts such as forward contracts and options to hedge against foreign exchange fluctuations were necessary during the six-month period ended September 30, 2000.

In addition, the Company's interest expense is sensitive to fluctuations in the general level of Hong Kong interest rates. The interest rates of the installment loans, with principal amount of approximately $3.0 million, was HIBOR+2.5% to HIBOR+3.0% during the 3-month period (where HIBOR represents Hong Kong Interbank Offered Rate). All other installment loans and banking facilities of the Company bear interest at floating rates generally based on prime lending rates, which are subject to periodic review.

The Company does not expect significant changes in Hong Kong interest rates in the foreseeable future. As at September 30, 2000, the aggregate amount outstanding under all banking facilities and the installment loans was approximately $5.1 million. Therefore, even a change of 0.5% in HIBOR and prime lending rates will lead to an increase in interest expense of only approximately $25,500 per annum.

As a result, the Company believes that the risk associated with fluctuations in interest rate is immaterial, and no derivative contracts are necessary.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

NEW OFFICE LEASE

On April 1, 2000, Man Sang Jewellery Company Limited, a wholly owned subsidiary of MSIL, entered into a tenancy agreement to lease the 27th Floor of Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong for a term of 3 years, at a monthly rental of approximately $23,200. The Group plans to use such premises to house its operations in business solutions as carried out by Intimex Business Solutions Company Limited and its former principals, and its operations in retail sale of jewellery and accessories as carried out by Arcadia Jewellery Limited ("Arcadia") (through traditional retail) and 4376zone.com Limited (through its e-commerce website, www.4376zone.com). In connection with such new tenancy, on July 8, 2000, Arcadia surrendered without compensation the office space it previously leased at Units 801 and 802, Multifield Plaza, 3 Prat Avenue, Tsimshatsui, Kowloon, Hong Kong.

PURCHASE OF PUBLICLY TRADED SECURITIES

During the six-month period ended September 30, 2000, MSIL, the Company's subsidiary, purchased approximately $2.5 million of available-for-sale securities issued by companies unaffiliated with the Group and listed on The Hong Kong Stock Exchange.

BONUS ISSUE OF SHARES BY MSIL

The Company is the sole parent of Man Sang International (B.V.I.) Limited, a company incorporated in the British Virgin Islands ("MSBVI"). As at August 2, 2000, MSBVI legally and beneficially owned approximately 67.42% of the issued and outstanding shares of MSIL.

On August 2, 2000, MSIL's shareholders approved a bonus issue of shares to MSIL's shareholders on the basis of one bonus for every five shares of MSIL held on August 2, 2000 (the "Bonus Issue"). Based on 526,559,109 shares issued and outstanding as at August 2, 2000, 105,311,821 bonus shares, credited as fully paid by way of capitalization from the share premium account of MSIL, (the "Bonus Shares") were allotted on August 3, 2000. The Bonus Shares rank pari passu in all respects with the existing issued shares of MSIL.

No fractional shares were issued; they were aggregated and were sold in the public market. The proceeds from such sales were retained for the benefit of the Company.

Documents relating to the Bonus Issue have only been registered or filed under the securities legislation of Hong Kong. As a result, shares were not issued to shareholders whose addresses as shown on MSIL's register of shareholders on August 2, 2000 were outside Hong Kong (the "Overseas Shareholders"). Arrangements were made for the bonus shares that would otherwise be issued to the Overseas Shareholders to be sold in the public market as soon as practicable. Any net proceeds of such sales, after deduction of expenses, were distributed in Hong Kong dollars to such Overseas Shareholders pro rata to their respective shareholdings in MSIL, provided that amounts of less than HK$100 were not distributed but were retained for the benefit of MSIL.

MSIL has applied with The Hong Kong Stock Exchange, and The Hong Kong Stock Exchange has granted its approval for the listing of, and the permission to deal in, the Bonus Shares. Dealings in the Bonus Shares commenced on August 10, 2000. After the Bonus Issue, MSBVI legally and beneficially owned approximately 67.42% of the issued and outstanding shares of MSIL.

Pursuant to the Bonus Issue, the subscription prices of outstanding share options and warrants are adjusted on the same basis of one for every five options and warrants granted.

ITEM 6.  EXHIBITS

(A)  Exhibits

     Exhibit No.    Description

     10.1 Service Agreement, dated August 31, 2000, between Man Sang International Limited and Cheng Chung Hing

     10.2 Service Agreement, dated August 31, 2000, between Man Sang International Limited and Cheng Tai Po

     10.3 Service Agreement, dated August 31, 2000, between Man Sang International Limited and Yan Sau Man, Amy

     27.1           Financial Data Schedule

(B)  Reports on Form 8-K

     None

                                   SIGNATURE


     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, Man Sang Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MAN SANG HOLDINGS, INC.

Date: November 14, 2000


                                        By: /s/ CHENG Chung Hing
                                            -------------------------------
                                            CHENG Chung Hing, Ricky
                                            Chairman of the Board, President,
                                            Chief Executive Officer and
                                            Chief Financial Officer

                               INDEX TO EXHIBITS


The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.

Exhibit No.            Description

10.1 Service Agreement, dated August 31, 2000, between Man Sang International Limited and Cheng Chung Hing

10.2 Service Agreement, dated August 31, 2000, between Man Sang International Limited and Cheng Tai Po

10.3 Service Agreement, dated August 31, 2000, between Man Sang International Limited and Yan Sau Man, Amy

27.1  Financial Data Schedule