Form 10-Q
period 2000-12-31
MAN SANG HOLDINGS INC
filed 2001-02-14
CIK 807630

                             MAN SANG HOLDINGS, INC.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _____________ TO _____________________.

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

     AS OF DECEMBER 31, 2000, 4,405,960 SHARES OF COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

                             MAN SANG HOLDINGS, INC.

                                TABLE OF CONTENTS


                                                                            Page

PART I - FINANCIAL INFORMATION

ITEM 1.           Financial Statements
                  Condensed Consolidated Balance Sheets as at
                  December 31, 2000 and March 31, 2000                       F-1

                  Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine
                  months ended December 31, 2000 and 1999                    F-3

                  Condensed Consolidated Statements of Cash Flows for
                  the nine months ended December 31, 2000 and 1999           F-4

                  Notes to Condensed Consolidated Financial Statements       F-5

ITEM 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                1

ITEM 3.           Quantitative and Qualitative Disclosures about               7
                  Market Risk

 PART II - OTHER INFORMATION


 SIGNATURES

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (Amounts expressed in thousands except share data)

                                                                                          DECEMBER 31, 2000           MARCH 31, 2000
                                                                                       -------------------------      --------------
                                                                                          US$              HK$                HK$
                                                                                              (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                                            10,353            80,235         88,900
    Restricted cash                                                                       8,235            63,821         62,330
    Accounts receivable, net of allowance for doubtful
         accounts of HK$5,000 as of December 31, 2000 and
         March 31, 2000                                                                   8,544            66,219         55,524
     Inventories
         Raw materials                                                                      214             1,657          1,781
         Work in progress                                                                 3,585            27,789         33,987
         Finished goods                                                                  16,607           128,702        152,198
                                                                                       --------          --------       --------
                                                                                         20,406           158,148        187,966

     Prepaid expenses                                                                       351             2,719          3,876
     Other current assets                                                                 1,965            15,232         13,316
                                                                                       --------          --------       --------
              Total current assets                                                       49,854           386,374        411,912

Long-term investments                                                                       817             6,330          6,330

Available-for-sale securities                                                             2,138            16,567           --

Goodwill                                                                                    112               867           --

Property, plant and equipment                                                            14,252           110,456        117,643
     Accumulated depreciation                                                            (3,127)          (24,234)       (20,231)
                                                                                       --------          --------       --------
                                                                                         11,125            86,222         97,412

Real estate investment                                                                    6,831            52,944         37,136
     Accumulated depreciation                                                              (724)           (5,615)        (4,109)
                                                                                       --------          --------       --------
                                                                                          6,107            47,329         33,027
                                                                                       --------          --------       --------
              Total  assets                                                              70,153           543,689        548,681
                                                                                       ========          ========       ========



      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS-CONTINUED
               (Amounts expressed in thousands except share data)

                                                                                              DECEMBER 31, 2000       MARCH 31, 2000
                                                                                           -------------------------  --------------
                                                                                              US$            HK$            HK$
                                                                                                 (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings                                                                  10,950           84,863         73,835
     Current portion of long-term debt
         Secured bank loans                                                                    571            4,429          4,429
         Capital lease obligations                                                              22              173            192
                                                                                           -------          -------        -------
                                                                                               593            4,602          4,621

     Accounts payable                                                                          400            3,100          8,396
     Amount due to affiliate                                                                    21              165            604
     Accrued payroll and employee benefits                                                   1,181            9,152          4,026
     Other accrued liabilities                                                               1,252            9,703         12,006
      Income taxes payable                                                                     614            4,756          4,190
                                                                                           -------          -------        -------
              Total current liabilities                                                     15,011          116,341        107,678

Long-term debt
         Secured bank loans                                                                  2,251           17,445         20,767
         Capital lease obligations                                                            --               --              123
                                                                                           -------          -------        -------
                                                                                             2,251           17,445         20,890

Minority interests                                                                          16,310          126,404        127,566

Stockholders' equity:
Common stock, par value US$0.001                                                                 4               34             34
      - authorized:  25,000,000 shares;
         issued and outstanding:  4,405,960 shares
Series A preferred stock, par value US$0.001                                                  --                  1              1
      - authorized, issued and outstanding: 100,000 shares;
         (entitled in liquidation to US$2,500 (HK$19,375))
Series B convertible preferred stock, par value US$0.001                                      --               --             --
      - authorized:  100,000 shares; no shares outstanding
Additional paid-in capital                                                                  11,415           88,461         85,636
Retained earnings                                                                           25,006          193,794        205,454
Accumulated other comprehensive income                                                         156            1,209          1,422
                                                                                           -------          -------        -------
              Total stockholders' equity                                                    36,581          283,499        292,547
                                                                                           -------          -------        -------
              Total liabilities and stockholders' equity                                    70,153          543,689        548,681
                                                                                           =======          =======        =======



     See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
                FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31

               (Amounts expressed in thousands except share data)

                                                                                           THREE MONTHS ENDED DECEMBER 31,
                                                                                           -------------------------------
                                                                                                2000                   1999
                                                                                 ------------------------------   -----------
                                                                                      US$               HK$               HK$

Net sales                                                                            8,529           66,102            63,492
Cost of goods sold                                                                  (9,304)         (72,105)          (41,992)
                                                                                 ---------        ---------         ---------
Gross (loss) profit                                                                   (775)          (6,003)           21,500

Rental income, gross                                                                   173            1,338             1,184
                                                                                 ---------         --------          --------
                                                                                      (602)          (4,665)           22,684
Selling, general and administrative expenses
   -  Pearls                                                                        (2,571)         (19,923)          (16,233)
   -  Real estate investment                                                          (196)          (1,527)           (1,017)
                                                                                 ---------        ---------         ---------
Operating (loss) income                                                             (3,369)         (26,115)            5,434

Non-operating items
 -  Interest expense                                                                  (215)          (1,662)           (1,426)
 -  Interest income                                                                    221            1,710             1,539
 -  Other income                                                                        92              715             2,838
                                                                                 ---------        ---------         ---------
(Loss) income before income taxes and minority interest                             (3,271)         (25,352)            8,385

Provision for income taxes                                                             253            1,964              (231)
                                                                                 ---------        ---------         ---------
(Loss) income before minority interest                                              (3,018)         (23,388)            8,154

Minority interest                                                                      927            7,108            (2,769)
                                                                                 ---------        ---------         ---------
Net (loss) income                                                                   (2,091)         (16,208)            5,385


Other comprehensive income (loss)
 - Foreign currency translation adjustments                                             21              164               (67)
 - Unrealized holding loss on available-for-sale securities                           (108)            (837)                -
                                                                                 ---------        ---------         ---------
Other comprehensive loss, net of tax and minority interest                             (87)            (673)              (67)
                                                                                 ---------        ---------         ---------

Comprehensive (loss) income                                                         (2,178)         (16,881)            5,318
                                                                                 =========        =========         =========


Basic (loss) earnings per common share                                               (0.47)           (3.68)             1.25
                                                                                 =========        =========         =========

Diluted (loss) earnings per common share                                             (0.47)           (3.68)             1.25
                                                                                 =========        =========         =========


Weighted average number of shares
 of common stock
  - for basic (loss) earnings per share                                          4,405,960        4,405,960         4,305,960
                                                                                 =========        =========         =========

 - for diluted (loss) earnings per share                                         4,405,960        4,405,960         4,323,621
                                                                                 =========        =========         =========



                                                                                        NINE MONTHS ENDED DECEMBER 31,
                                                                                        ------------------------------
                                                                                             2000                    1999
                                                                                --------------------------------   ----------
                                                                                       US$              HK$              HK$
Net sales                                                                           31,373          243,144           203,232
Cost of goods sold                                                                 (25,628)        (198,619)         (135,382)
                                                                                 ---------        ---------         ---------
Gross (loss) profit                                                                  5,745           44,525            67,850

Rental income, gross                                                                   512            3,968             3,429
                                                                                 ---------        ---------         ---------
                                                                                     6,257           48,493            71,279
Selling, general and administrative expenses
   -  Pearls                                                                        (7,798)         (60,434)          (43,875)
   -  Real estate investment                                                          (538)          (4,173)           (2,589)
                                                                                 ---------        ---------         ---------
Operating (loss) income                                                             (2,079)         (16,114)           24,815

Non-operating items
   -  Interest expense                                                                (657)          (5,090)           (3,903)
   -  Interest income                                                                  568            4,400             3,404
   -  Other income                                                                     364            2,825             3,045
                                                                                 ---------        ---------         ---------
(Loss) income before income taxes and minority interest                             (1,804)         (13,979)           27,361

Provision for income taxes                                                            (374)          (2,900)           (4,208)
                                                                                 ---------        ---------         ---------
(Loss) income before minority interest                                              (2,178)         (16,879)           23,153

Minority interest                                                                      674            5,219            (8,176)
                                                                                 ---------        ---------         ---------
Net (loss) income                                                                   (1,504)         (11,660)           14,977


Other comprehensive income (loss)
  - Foreign currency translation adjustments                                            47              366              (265)
  - Unrealized holding loss on available-for-sale securities                           (75)            (579)                -
                                                                                 ---------        ---------         ---------
Other comprehensive loss, net of tax and minority interest                             (28)            (213)             (265)
                                                                                 ---------        ---------         ---------

Comprehensive (loss) income                                                         (1,532)         (11,873)           14,712
                                                                                 =========        =========         =========


Basic (loss) earnings per common share                                               (0.34)           (2.65)             3.48
                                                                                 =========        =========         =========

Diluted (loss) earnings per common share                                             (0.34)           (2.65)             3.39
                                                                                 =========        =========         =========

Weighted average number of shares
   of common stock
   - for basic (loss) earnings per share                                         4,405,960        4,405,960         4,305,960
                                                                                 =========        =========         =========
   - for diluted (loss) earnings per share                                       4,405,960        4,405,960         4,419,134
                                                                                 =========        =========         =========




      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      FOR THE NINE MONTHS ENDED DECEMBER 31
                        (Amounts expressed in thousands)

                                                                                                    NINE MONTHS ENDED DECEMBER 31,
                                                                                                ------------------------------------
                                                                                                       2000                  1999
                                                                                                -----------------------  -----------
                                                                                                   US$        HK$             HK$
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income                                                                                (1,504)      (11,660)       14,977
Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Compensation expense for stock options                                                           596         4,620         1,127
   Amortization of goodwill                                                                          37           289          --
   Depreciation and amortization                                                                    843         6,536         4,806
   Loss on sale of property, plant and equipment                                                     44           342             4
   Realized gain on disposal of available-for-sale securities                                      (122)         (949)         --
   Minority interests                                                                              (674)       (5,219)        8,176
   Changes in operating assets and liabilities:
       Accounts receivable                                                                       (1,268)       (9,829)        8,114
       Inventories                                                                                3,863        29,931       (11,079)
       Prepaid expenses                                                                             149         1,157          (489)
       Other current assets                                                                        (244)       (1,890)       (2,657)
       Accounts payable                                                                            (685)       (5,311)       (1,419)
       Amount due to affiliate                                                                      (57)         (439)         (408)
       Accrued payroll and employee benefits                                                        661         5,125         2,023
       Other accrued liabilities                                                                   (299)       (2,314)         (304)
       Income taxes payable                                                                          73           566         1,512
                                                                                                -------       -------       -------
Net cash provided by operating activities                                                         1,413        10,955        24,383
                                                                                                -------       -------       -------

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                                    (1,301)      (10,083)       (4,588)
    Purchase of available-for-sale securities                                                    (2,731)      (21,165)         --
    Increase in restricted cash                                                                    (192)       (1,491)      (30,415)
    Purchase of long-term investment                                                               --            --            (900)
    Proceeds from sale of property, plant and equipment                                              18           137            18
    Proceeds from sale of available-for-sale securities                                             604         4,683          --
                                                                                                -------       -------       -------
Net cash used in investing activities                                                            (3,602)      (27,919)      (35,885)
                                                                                                -------       -------       -------

CASH FLOW FROM FINANCING ACTIVITIES:
    Repayment of short-term borrowings                                                           (8,722)      (67,592)      (18,679)
    Repayment of long-term debt                                                                    (447)       (3,464)       (3,513)
    Increase in short-term borrowings                                                            10,120        78,431        47,235
    Dividend paid to minority shareholders of a subsidiary                                         --              (1)       (1,294)
    Investment from minority shareholder                                                           --            --           3,092
    Net proceeds from issuance of shares by a subsidiary                                             68           525        12,751
                                                                                                -------       -------       -------
Net cash provided by financing activities                                                         1,019         7,899        39,592
                                                                                                -------       -------       -------

Net (decrease) increase in cash and cash equivalents                                             (1,170)       (9,065)       28,090
Cash and cash equivalents at beginning of period                                                 11,471        88,900        66,196
Exchange adjustments                                                                                 52           400          (472)
                                                                                                -------       -------       -------
Cash and cash equivalents at end of period                                                       10,353        80,235        93,814
                                                                                                =======       =======       =======


SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest and financing charges                                                                 657         5,095         3,983
                                                                                                -------       -------       -------
     Income taxes                                                                                   301         2,334         2,696
                                                                                                -------       -------       -------




      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000
                                   (UNAUDITED)

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

2.   CURRENCY PRESENTATION AND FOREIGN CURRENCY TRANSLATION

Assets and liabilities of foreign subsidiaries are translated from their functional currency to the reporting currency at period end exchange rates, while revenues and expenses are translated at average exchange rates during the period. Adjustments arising from such translation are reported as a separate component of stockholders' equity. Gains or losses from foreign currency transactions are included in the Statement of Operations. Aggregate net foreign currency gains or losses were immaterial for all periods.

The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. Unless otherwise indicated as Hong Kong dollars or HK$, all financial information contained herein is presented in United States dollars. The translations of Hong Kong dollar amounts into United States dollars are for convenience only and have been made at the rate of HK$7.75 to US$1, the approximate free rate of exchange at December 31, 2000. Such translations should not be construed as representations that Hong Kong dollar amounts could be converted into United States dollars at that rate or any other rate.

3.   INVESTMENTS

Investments in debt securities and equity securities with readily determinable market values are classified into categories based on the Company's intent. Investments held to maturity, which the Company has the intent and ability to hold to maturity, are carried at cost. Investments available for sale are carried at estimated fair value. Unrealized holding gains and losses are excluded from earnings and reported, net of income taxes, as a separate component of stockholders' equity until realized. For all investment securities, unrealized losses that are other than temporary are recognized in the Statement of Operations. Realized gains and losses are determined on the specific identification method and are reflected in the Statement of Operations.

4.   GOODWILL

Goodwill represents the excess of acquisition cost over the net assets acquired. Goodwill is amortized on a straight-line basis over three years. Periodically, the Company reviews the recoverability of goodwill from expected future operating cash flows on an undiscounted basis. In management's opinion, no material impairment exists at December 31, 2000.

5.   EARNINGS PER SHARE ("EPS") / LOSS PER SHARE ("LPS")

EPS is calculated in accordance with SFAS No. 128. Per share data is calculated using the weighted average number of shares of common stock outstanding during the period.

The reconciliation of the basic and diluted EPS is as follows:

                                         For the Quarter Ended December 31, 1999
                                         ---------------------------------------
                                                Earnings    No. of shares    EPS
                                                  US$                        US$
Basic EPS
Net income available to common
stockholders                                      694,910     4,305,960     0.16
                                                                            ====

Effect of dilutive stock options
granted by the Company                               --          17,661
                                                ---------     ---------
Diluted EPS
Net income available to common
stockholders, including conversion                694,910     4,323,621     0.16
                                                =========     =========     ====



                                     For the Nine Months Ended December 31, 1999
                                     -------------------------------------------
                                               Earnings     No. of shares    EPS
                                                  US$                        US$
Basic EPS
Net income available to common
stockholders                                    1,932,517     4,305,960     0.45
                                                                            ====

Effect of dilutive stock options
granted by the Company                                  0       113,174
                                                ---------     ---------

Diluted EPS
Net income available to common
stockholders, including conversion              1,932,517     4,419,134     0.44
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

The effect on consolidated EPS of dilutive stock options granted and issued by MSIL was not included in the computation of dilutive EPS because exercise prices of such options were greater than their average market prices during each of the three-month and nine-month periods ended December 31, 1999.


                                      For the Quarter Ended December 31, 2000
                                      ---------------------------------------
                                       Earnings       No. of shares     LPS
                                          US$                           US$
Basic LPS
Net loss to common stockholders        (2,091,316)      4,405,960    (0.47)
                                       ----------       ---------    ======

Diluted LPS
Net loss to common stockholders,
including conversion                   (2,091,316)      4,405,960    (0.47)
                                       ===========      =========    ======


                                     For the Nine Months Ended December 31, 2000
                                     -------------------------------------------

                                        Earnings      No. of shares     LPS
                                           US$                          US$
Basic LPS
Net loss to common stockholders        (1,504,469)      4,405,960      (0.34)
                                       ----------       ---------      ======

Diluted LPS
Net loss to common stockholders,
including conversion                   (1,504,469)      4,405,960      (0.34)
                                       ===========      =========      ======

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

For each of the three-month and nine-month periods ended December 31, 2000, to the extent that the average market price of MSIL's ordinary shares was higher than the exercise price of any option or warrant issued by MSIL, the effect on consolidated EPS of such dilutive options and warrants was included in the computation of diluted EPS, and to the extent that the average market price of MSIL's ordinary shares was lower than the exercise price of any option or warrant issued by MSIL, the effect on consolidated EPS of such anti-dilutive options or warrants was excluded from the computation of diluted EPS.

6.   DISCLOSURE OF GEOGRAPHIC INFORMATION

All of the Company's sales of pearls are co-ordinated through its Hong Kong subsidiaries and an analysis by destination is as follows:


                                         For the quarter       For the nine months
                                         ended December 31      ended December 31
                                          2000      1999         2000      1999
                                        US$'000   US$'000      US$'000   US$'000
Net Sales:
Hong Kong *                              2,638     1,968        7,335     5,011

Export:
Asian countries excluding Hong Kong      2,140     1,874        8,827     5,506
North America                            1,934     1,965        7,819     7,099
Europe                                   1,438     2,170        6,293     7,483
Others                                     379       215        1,099     1,124
                                        ------    ------       ------    ------
                                         8,529     8,192       31,373    26,223
                                        ======    ======       ======    ======

* A majority of sales (by dollar amount) in Hong Kong are for re-export to North America and Europe.

The Company operates in only one geographic area. The location of the Company's identifiable assets is as follows:

                                          December 31, 2000    March 31, 2000
                                                US$'000             US$'000

Hong Kong                                        53,279             50,942
Other regions of The People's
   Republic of China ("PRC")                     16,874             19,856
                                                 ------             ------
                                                 70,153             70,798
                                                =======             ======

7.   DISCLOSURE OF MAJOR CUSTOMERS

During the nine months ended December 31, 2000, no single customer accounts for 10% or more of total sales. A substantial percentage of the Company's sales is made to a small number of customers and is typically on an open account basis.


8.   SIGNIFICANT EVENTS

On April 18, 2000, Cyber Bizport Limited ("Cyber Bizport"), a wholly owned subsidiary of MSIL, entered into an agreement with Dr. Alexander Tuntomo, Mr. Wang Chung and Mr. Chan Chi Chuen who are third parties independent of the directors, executives, and substantial shareholders of the Company to purchase all the issued and outstanding shares of Intimex Business Solutions Company Limited ("IBS") with a consideration of HK$2,100,000 (approximately US$270,968), which Cyber Bizport paid on April 18, 2000, by issuing 42,000,000 new shares of HK$0.05 each, which new shares represented 21% of the enlarged issued share capital of Cyber Bizport immediately after the close of such transaction. IBS is a provider of business solutions.

On April 28, 2000, MSIL granted to its directors and certain of its senior employees options to subscribe for 33,000,000 MSIL shares of nominal value of HK$0.10 at an exercise price of HK$0.297 per share. The exercise price represented approximately 80% of the average closing price of each MSIL share as stated in the daily quotation sheets of The Hong Kong Stock Exchange for the five trading days immediately preceding the date on which the options were granted. The options can be exercised in a period of two years commencing on the expiry of six months after the options are accepted in accordance with the Share Option Scheme, and expiring on the last day of such two-year period. On August 2, 2000, MSIL's shareholders approved a bonus issue of shares to MSIL's shareholders on the basis of one for every five shares held on August 2, 2000 (the "Bonus Issue"). Pursuant to the Bonus Issue, the subscription price of these share options are adjusted on the same basis of one for every five options granted. As a result, the adjusted number of share options was 39,600,000 at HK$0.2475 per share accordingly.

Since the beginning of the third quarter, the market for Chinese Freshwater pearls started to show signs of slowness and the market prices for such pearls have softened. In view of the quick change in the market condition, the management considers it appropriate to write down certain inventories to reflect their market value. The Company may need to further write down its inventories if the market condition and prices continue to deteriorate. The magnitude of further write-down, if any, will depend on both the performance of the US economy, the effect of which may spread to economies in other parts of the World, and the demand and supply of pearls, in particular Chinese Freshwater pearls.

9.  SEGMENT INFORMATION

Reportable segment profit or loss, and segment assets are disclosed as follows:

                           Reportable Segment Profit or Loss, and Segment Assets
                           -----------------------------------------------------
                                   For the three months      For the nine months
                                     ended, December 31       ended, December 31
                                       2000       1999        2000     1999
                                     US$'000    US$'000     US$'000   US$'000

Revenue from external customers
Pearls                                8,529      8,192      31,373     26,223
Real estate investment                  173        153         512        443
                                      -----      -----      ------     ------
                                      8,702      8,345      31,885     26,666
                                      =====      =====      ======     ======
Operating income
Pearls                               (3,346)       680      (2,053)     3,094
Real estate investment                  (23)        21         (26)       108
                                      -----      -----      ------     ------
                                     (3,369)       701      (2,079)     3,202
                                      =====      =====      ======     ======

Interest expense
Pearls                                   89         79         262        234
Real estate investment                   72         34         218         47
Corporate assets                         54         71         177        223
                                      -----      -----      ------     ------
                                        215        184         657        504
                                      =====      =====      ======     ======

Depreciation and amortization
Pearls                                  208        156         609        398
Real estate investment                   32         25          82         72
Corporate assets                         49         51         152        150
                                      -----      -----      ------     ------
                                        289        232         843        620
                                      =====      =====      ======     ======

Capital expenditure for
  segment assets
Pearls                                  117        202         722        592
Real estate investment                    0          0           0          0
Corporate assets                         31          0         579          0
                                      -----      -----      ------     ------
                                        148        202       1,301        592
                                      =====      =====      ======     ======

                                                     As of            As of
                                                   December           March
                                                   31, 2000         31, 2000
Segment assets                                     US$'000           US$'000
Pearls                                              52,060           56,905
Real estate investment                               6,107            4,262
Corporate assets                                    11,986            9,631
                                                    ------           ------
                                                    70,153           70,798
                                                    ======           ======

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

RESULTS OF OPERATIONS

Nine-Month Period Ended December 31, 2000 Compared to Nine-Month Period Ended December 31, 1999

Towards the end of the year 2000, there were indications that there was an overall increase in the supply of Chinese Freshwater pearls. As a result, overall prices and market for Chinese Freshwater pearls have shown signs of softness. The slowness of market was reflected by the sales for the three-month period ended December 31, 2000. While net sales of the Group for the two quarters ended September 30, 2000 reached $22.8 million as compared to $18.0 million for the same period of prior year, a comparison which showed a healthy growth, in the current quarter ended December 31, 2000 the Group could only achieve overall net sales of $8.5 million as compared to $8.2 million for the same quarter of prior year. Nevertheless net sales for the nine-month period ended December 31, 2000 increased by $5.1 million to $31.4 million, representing a 19.6% growth when compared to net sales of $26.3 million during the same period in 1999, which growth was mainly attributable to the increase by 116% in the net sales of South Sea and Tahitian pearls during the nine months ended December 31, 2000. The Company attributes such increase in net sales in part to its increased sales efforts and its shift in product mix towards South Sea and Tahitian pearls, and in part to private consumption that was comparatively stronger than the same nine-month period in 1999.

Gross profit for the nine-month period ended December 31, 2000 decreased by $3.0 million, to $5.7 million, compared to $8.7 million for the same period in 1999. As a percentage of net sales, gross profit also decreased from 33.3% for the nine-month period ended December 31, 1999 to 18.3% for the same period in 2000. The significant drop in gross profit and gross profit margin was in part due to a write-down of the Company's inventories in the amount of $2.2 million. As mentioned above, Since the beginning of the third quarter, the market for Chinese Freshwater pearls started to show signs of slowness and the market prices for such pearls have softened. In view of the quick change in the market condition, the management considers it appropriate to write down certain inventories to reflect their market value. The Company may need to further write down its inventories if the market condition and prices continue to deteriorate. The magnitude of further write-down, if any, will depend on both the performance of the US economy, the effect of which may spread to economies in other parts of the World, and the demand and supply of pearls, in particular Chinese Freshwater pearls.

Apart from the write-down of inventories, the decrease in gross profit margin resulted partly from the shift of the Company's product mix from Chinese Freshwater pearls towards higher priced South Sea and Tahitian pearls that yield lower margins, and partly due to the overall drop in margins for all types of pearls. South Sea and Tahitian pearls represented 40.9% of net sales for the nine-month period ended December 31, 2000, compared to 22.7% of net sales for the same period in 1999, whereas Chinese Freshwater pearls constituted 29.1% of net sales for the nine-month period ended December 31, 2000, as compared to 39.6% of net sales for the same period in 1999.

Rental Income

Gross rental income for the nine-month period ended December 31, 2000 was approximately $512K(*), representing an increase of approximately $69K, or 15.7%, as compared to the same period in 1999. The increase in gross rental income was attributable to an increase in occupancy rate from 79.0% to 94.2% in the Man Sang Industrial City facility located in Shenzhen, the People's Republic of China. The rental income from the Hong Kong properties totaled approximately $59K for the nine-month period ended December 31, 2000.

Selling, General and Administrative Expenses ("SG&A")

SG&A expenses for the nine-month period ended December 31, 2000 were $8.3 million, consisting of $7.8 million attributable to pearl operations and $0.5 million attributable to real estate operations. This is an increase of approximately $2.3 million, or 39.0% as compared to the same period in 1999. During the nine-month period ended December 31, 2000, in addition to an increase in compensation expenses, marketing and other operating expenses all increased as net sales increased and the Company continued to develop new product lines and marketing and distribution channels such as sales of jewellery and accessories and retail sales through e-commerce. Other increases in SG & A expenses were due to increased depreciation and repair and maintenance expenses for certain real estate investment which were previously leasehold land and buildings. The management recognizes that the benefits of its investments in developments may not materialize until some time in the future, but that such investments have an immediate negative impact on the Company's short-term earnings; therefore, the management has taken steps to implement a costs savings program such as stream-lining of operations and reduction of head counts for certain areas so as to keep costs as low as possible.

As a percentage of net sales, SG&A for pearl operations increased from 21.6% for the nine-month period ended December 31, 1999 to 24.9% for the same period in 2000, while SG&A for real estate operations increased from 1.3% for the nine-month period ended December 31, 1999 to 1.7% for the same period in 2000.

Interest Income

Interest income increased by $128K, or 29.3%, to $568K from the comparable period in the prior year. The increase in interest income was due principally to the increased working

--------
* As used in this 10-Q, the letter "K" appearing immediately after a dollar amount denotes rounding to the nearest $1,000; as an example, $250,499 may be rounded to "$250K".

capital raised from the placement of 40,000,000 new shares in the capital of MSIL at a price of HK$0.33 per share in August 1999; and an increase in net sales for the nine-month period ended December 31, 2000.

Interest Expense

Interest expenses increased by $153K, or 30.4%, to $657K from the comparable period in the prior year. The increase in interest expense was due principally to increased import loans to finance the purchase of inventory and an increase in short-term bank borrowings by the Company's subsidiaries in PRC to minimize the impact of a possible fluctuation of the Renminbi. The Company's weighted average short-term borrowing rate decreased from 6.54% per annum for the nine-month period ended December 31, 1999 to 6.48% for the same period in 2000.

Income Taxes

Income taxes and provision therefor for nine-month period ended December 31, 2000 decreased by $169K to $374K as compared to $543K for the same period in 1999. Such decrease was principally due to the loss suffered by the Company as a result of inventories write-down.

Net Loss

The Company has suffered a net loss of $1.5 million for the nine-month period ended December 31, 2000. This is in contrast to a net income of $1.9 million for the same period of the prior year. The loss was attributable to the softness of the market price of the pearls (in particular Chinese Freshwater pearls) and an increase in SG&A expenses during the nine-month period ended December 31, 2000.

Excluding income taxes and minority interests, the operating loss during the nine-month period ended December 31, 2000 was $1.8 million, compared to an operating income of $3.5 million during the same period in 1999.

Three-Month Period Ended December 31, 2000 Compared to Three-Month Period Ended December 31, 1999

Net sales during the three-month period ended December 31, 2000 totaled $8.5 million, representing a 4.1% increase, compared to net sales of $8.2 million for the same period in 1999. The slight increase in net sales was attributable to the reasons set forth in the discussion of net sales for the nine-month period ended December 31, 2000.

The Company suffered a gross loss of $775K for the three-month period ended December 31, 2000. This is in contrast to a gross profit of $2.8 million for the same period in 1999. The loss was in part due to a write-down of the Company's inventories in the amount of $2.2 million. As mentioned above, Since the beginning of the third quarter, the market for Chinese Freshwater pearls started to show signs of slowness and the market prices for such pearls have softened. In view of the quick change in the market condition, the management considers it appropriate to write down certain inventories to reflect their market value. The

Company may need to further write down its inventories if the market condition and prices continue to deteriorate. The magnitude of further write-down, if any, will depend on both the performance of the US economy, the effect of which may spread to economies in other parts of the World, and the demand and supply of pearls, in particular Chinese Freshwater pearls.

Apart from the write-down of inventories, the decrease in gross profit margin resulted partly from the shift of the Company's product mix from Chinese Freshwater pearls towards higher priced South Sea and Tahitian pearls that yield lower margins, and partly due to the overall drop in margins for all types of pearls. South Sea and Tahitian pearls represented 37.2% of net sales for the three-month period ended December 31, 2000, compared to 23.6% of net sales for the same period in 1999, whereas Chinese Freshwater pearls constituted 30.8% of net sales for the three-month period ended December 31, 2000, as compared to 36.1% of net sales for the same period in 1999.

Rental Income

Gross rental income for the three-month period ended December 31, 2000 was approximately $173K(*), representing an increase of approximately $20K, or 13.0%, as compared to the same period in 1999. The increase in gross rental income was attributable to an increase in occupancy rate from 82.2% to 95.3% in the Man Sang Industrial City facility located in Shenzhen, the People's Republic of China.

Selling, General and Administrative Expenses ("SG&A")

SG&A expenses for the three-month period ended December 31, 2000 were $2.8 million, consisting of $2.6 million attributable to pearl operations and $196K attributable to real estate operations. This is an increase of approximately $542K, or 24.3% as compared to the same period in 1999. During the three-month period ended December 31, 2000, in addition to an increase in compensation expenses, marketing and other operating expenses all increased as net sales increased and the Company continued to develop new product lines and marketing and distribution channels such as sales of jewellery and accessories and retail sales through e-commerce. Other increases in SG & A expenses were due to increased depreciation and repair and maintenance expenses for certain real estate investment which were previously leasehold land and buildings. The management recognizes that the benefits of its investments in developments may not materialize until some time in the future, but that such investments have an immediate negative impact on the Company's short-term earnings; therefore, the management has taken steps to implement a costs savings program such as stream-lining of operations and reduction of head counts for certain areas so as to keep costs as low as possible.

As a percentage of net sales, SG&A for pearl operations increased from 25.6% for the three-month period ended December 31, 1999 to 30.1% for the same period in 2000, while SG&A for real estate operations increased from 1.6% for the three-month period ended December 31, 1999 to 2.3% for the same period in 2000.


--------
* As used in this 10-Q, the letter "K" appearing immediately after a dollar amount denotes rounding to the nearest $1,000; as an example, $250,499 may be rounded to "$250K".

Interest Income

Interest income for the three-month period ended December 31, 2000 increased by $22K, or 11.1%, to $221K from the comparable period in the prior year. The increase in interest income was due principally to higher interest rate for the three-month period ended December 31, 2000 as compared with the same period in 1999.

Interest Expense

Interest expenses for the three-month period ended December 31, 2000 increased by $30.5K, or 16.5%, to $215K from the comparable period in the prior year. The increase in interest expense was due principally to higher interest rate for the three-month period ended December 31, 2000 as compared with the same period in 1999 and increased import loans to finance the purchase of inventory.

Income Taxes

Income taxes and provision therefor for three-month period ended December 31, 2000 decreased by $283K to $253K as compared to $30K for the same period in 1999. Such decrease was principally due to the loss suffered by the Company as a result of inventories write-down.

Net Loss

The Company has suffered a net loss of $2.1 million for the three-month period ended December 31, 2000. This is in contrast to a net income of $695K for the same period of the prior year. The loss was attributable to the softness of the market price of the pearls (in particular Chinese Freshwater pearls) and an increase in SG&A expenses during the three-month period ended December 31, 2000.

Excluding income taxes and minority interests, the operating loss during the three-month period ended December 31, 2000 was $3.3 million, compared to an operating income of $701K during the same period in 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity needs are to fund accounts receivable and inventories and, to a lesser extent, to expand its business operations. At December 31, 2000, the Company had working capital of $34.8 million which included a cash balance of $18.6 million (including restricted cash), compared to working capital of $39.3 million, which included a cash balance of $19.5 million, at March 31, 2000. The current ratio was 3.3 to 1 as of December 31, 2000 as compared with that of 3.8 to 1 as of March 31, 2000. Net cash provided by operating activities was $1.4 million for the nine-month period ended December 31, 2000, while net cash provided by operating activities was $3.2 million for the same period in 1999. The decrease in cash and cash equivalents by $1.2 million was mainly due to cash used in financing the increase in accounts receivable, purchase of available-for-sale securities and property, plant and equipment.

Inventories decreased by $3.8 million to $20.4 million at December 31, 2000 when compared to March 31, 2000 and the inventory turns improved from 11.5 months as at March 31, 2000 to 7.8 months as at December 31, 2000.

Long-term debt (including current portion of long-term debt) was $2.8 million at December 31, 2000, a decrease of $447K compared to that at March 31, 2000. The decrease was attributable to repayment of installment loan during the nine-month period ended December 31, 2000. The gearing ratio was 0.82 at December 31, 2000, compared to 0.78 at March 31, 2000.

The Company had available working capital facilities of $12.9 million in total with various banks at December 31, 2000. Such banking facilities include letter of credit arrangements, import loans, overdraft protection and other facilities commonly used in the jewelry business. All such banking facilities bear interest at floating rates generally based on prime lending rates, and are subject to periodic review. At December 31, 2000, the Company utilized approximately $1.4 million of its credit facilities.

The Company believes that funds to be generated from internal operations and the existing banking facilities will enable the Company to meet anticipated future cash flow requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine-month period ended December 31, 2000, the Company made approximately 31.1% of its purchases in Renminbi, with the remaining amounts mainly settled in Hong Kong dollars, US dollars and Japanese Yen (only 2.7% of total purchase). If China enters the World Trade Organization, the Renminbi may be re-valued, in which event the purchases the Company made in Renminbi might become more expensive in US dollar terms. However, China has not declared its intention to re-value the Renminbi and thus the imminent risk of Renminbi revaluation is low.

The Company's policy is to denominate all its sales in either US dollars or Hong Kong dollars. Since the Hong Kong dollar remained pegged to the US dollar throughout the period, the Company's sales proceeds have thus far had very minimal exposure to foreign exchange fluctuations.

Therefore, since purchases are made in currencies that have low risk of revaluation and sales are made in US dollars, the currency risk in the foreseeable future should be immaterial, and the Company's Management determined that no derivative contracts such as forward contracts and options to hedge against foreign exchange fluctuations were necessary during the nine-month period ended December 31, 2000.

In addition, the Company's interest expense is sensitive to fluctuations in the general level of Hong Kong interest rates. The interest rate for the installment loans, with the principal amount of approximately $2.8 million, was HIBOR+1.5% to HIBOR+3.0% during the nine-month period (where HIBOR represents Hong Kong Interbank Offered Rate). All other installment loans and banking facilities of the Company bear interest at floating rates generally based on prime lending rates, which are subject to periodic review.

As the Hong Kong dollar is pegged to the US dollar, which in turn co-relates Hong Kong dollar interest rates to US dollar interest rates, any movement in US dollar interest rates is expected to have a bearing on Hong Kong dollar interest rates. Since the US economy starts to show signs of slowing down and the current interest rate has begun to come down, it is anticipated that Hong Kong dollar interest rates will follow suit. As such, the Company does not foresee material risks of an increase in Hong Kong interest rates in the foreseeable future.

As a result, the Company believes that the risk associated with fluctuations in interest rates is not material, and thus no derivative contracts are necessary.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

PURCHASE OF PUBLICLY TRADED SECURITIES

During the nine-month period ended December 31, 2000, MSIL, the Company's subsidiary, purchased approximately $2.7 million of available-for-sale securities issued by companies unaffiliated with the Group and listed on The Hong Kong Stock Exchange.

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



                                    MAN SANG HOLDINGS, INC.

Date: February 14, 2001



                                          By:______________________________
                                          CHENG Chung Hing, Ricky
                                          Chairman of the Board, President,
                                          Chief Executive Officer and
                                          Chief Financial Officer

                                INDEX TO EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.


Exhibit No.       Description

27.1  Financial Data Schedule