Form 10-K405
period 2001-03-31
MAN SANG HOLDINGS INC
filed 2001-06-28
CIK 807630

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2001 OR

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

Yes  X        No __

      Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $1,738,758 as of June 4, 2001, based upon the closing price on the NASD Electronic Bulletin Board reported for such date. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer of affiliate status is not necessarily a conclusive determination for other purposes.

      4,405,960 shares of Common Stock Issued and Outstanding as of June 4,
2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

      No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) or (c) are incorporated by reference in this report.

                                TABLE OF CONTENTS

                                                                             Page
                                                                             ----
PART I

        ITEM 1.  BUSINESS                                                      1
        ITEM 2.  PROPERTIES                                                   14
        ITEM 3.  LEGAL PROCEEDINGS                                            15
        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITY HOLDERS                                          15

PART II

        ITEM 5.  MARKET FOR COMMON EQUITY AND
                    RELATED STOCKHOLDER MATTERS                               16
        ITEM 6.  SELECTED FINANCIAL DATA                                      16
        ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS
                    OF OPERATIONS                                             18
        ITEM 7A  QUANTITATIVE AND QUALITATIVE
                    DISCLOSURES ABOUT MARKET RISK                             24
        ITEM 8.  FINANCIAL STATEMENTS                                         25
        ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
                    ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                    DISCLOSURE                                                25

PART III

        ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS                             26
        ITEM 11. EXECUTIVE COMPENSATION                                       30
        ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT                                     38
        ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
                    TRANSACTIONS                                              39

PART IV

        ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                    AND REPORTS ON FORM 8-K                                   40

SIGNATURES                                                                    44

FINANCIAL STATEMENTS

                                     PART I

ITEM 1.     BUSINESS

GENERAL AND ORGANIZATION CHART

Man Sang Holdings, Inc. (the "Company"), through its subsidiaries, is primarily engaged in (i) the purchasing, processing, assembling, merchandising, and wholesale distribution of pearls and pearl jewelry products; and (ii) the management and leasing of a commercial real estate complex in Shenzhen, People's Republic of China (the "PRC"). The structure of the Company as of the date of this annual report on Form 10-K is as follows:-



                      ORGANIZATION CHART OF MAN SANG GROUP
                      ------------------------------------


                             [ORGANIZATIONAL CHART]

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


--------

*Unless otherwise indicated as Hong Kong dollars or HK$, all financial information contained herein is presented in US dollars. The translations of Hong Kong dollar amounts into US dollars are for reference purpose only and have been made at the exchange rate of HK$7.75 for US$1, the approximate free rate of exchange at March 31, 2001. The Hong Kong dollar has been "pegged" to the US dollar since October 1983. The so-called "peg" is the Linked Exchange Rate System under which certificates of indebtedness issued by the Hong Kong Exchange Fund, which the three banks that issue the Hong Kong currency are required to hold as backing for the issue of Hong Kong dollar notes, are issued and redeemed against US dollars at a fixed exchange rate of HK$7.8 to US$1. In practice, therefore, any increase in note circulation is matched by a US dollar payment to the Exchange Fund, and any decrease in note circulation is matched by US dollar payment from the Exchange Fund. In the foreign exchange market, the exchange rate of Hong Kong dollar continues to be determined by forces of supply and demand. Against the fixed exchange rate for the issue and redemption of certificates of indebtedness, the market exchange rate generally stays close to the rate of HK$7.75 to US$1.

On September 26, 1997, MSIL successfully listed on The Stock Exchange of Hong Kong Limited ("The Hong Kong Stock Exchange") and completed an initial public offering ("IPO") of 127,500,000 shares (the "Shares") of HK$0.1 each at HK$1.08 per share with warrants (each an "IPO Warrant") in the proportion of one IPO Warrant for every five Shares raising net proceeds of approximately HK$123.6 million. Every IPO Warrant entitled the holder thereof to subscribe for one Share at an exercise price of HK$1.3 from the date of issue up to and including March 31, 1999. After MSIL's IPO, Man Sang BVI held 73.02% or 345 million Shares. As of March 31, 1999, the Company had issued 50 Shares upon exercise of the IPO warrants related to such Shares and on such date, the subscription rights attaching to the remaining IPO Warrants expired.

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

On August 2, 2000, at the 2000 Annual General Meeting of MSIL, MSIL's shareholders approved a bonus issue of Shares to MSIL's shareholders on the basis of one bonus Share for every five Shares of MSIL held on August 2, 2000 (the "Bonus Issue"). Based on the 526,559,109 MSIL Shares issued and outstanding as at August 2, 2000, 105,311,821 bonus Shares, credited as fully paid by way of capitalization from the share premium account of MSIL, were allotted on August 3, 2000. The bonus Shares rank pari passu in all respects with the existing issued Shares of MSIL. After the Bonus Issue, Man Sang BVI legally and beneficially owned approximately 67.42% of the issued and outstanding Shares of MSIL.

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

The PRC is a major supplier of freshwater pearls. In addition to the traditional smaller freshwater pearls ranging in size from 5mm to 7mm, since 1999 there is a supply of high quality freshwater pearls ranging in size from 8mm to 10mm, or even sometimes up to 15mm. Before fiscal 2001, these larger freshwater pearls contributed a higher gross profit margin than the traditional smaller freshwater pearls. However, in fiscal 2001, and the

Company expects continuing into fiscal 2002, there was and will be an overall increase in the supply, and therefore an overall downward pressure on the prices of, freshwater pearls. The Company believes that if supply stabilizes in the coming years, so will the price and therefore profit margin.

China has emerged as a major supplier of cultured pearls as Japan has lost its long held dominance in the cultured pearl industry since 1996 because Japanese cultured pearls have been in poor harvests and Chinese cultured pearls have been competitively priced. Chinese cultured pearls range in size from 5mm to 8mm.

Tahitian pearls are sourced from French Polynesia and the Cook Islands, while South Sea pearls are sourced mainly from Australia, Papua New Guinea, Indonesia and the Philippines. These pearls are generally more expensive and are considered superior in quality when compared to either Japanese or Chinese cultured pearls, and cannot be easily substituted by the latter.

Products

The Company presently offers six product lines including pearl jewelry, freshwater pearls, Chinese cultured pearls, Japanese cultured pearls, South Sea pearls and Tahitian pearls. Freshwater pearls are available in a variety of shapes and sizes. The most commonly available sizes range from 2mm to 8mm, and the price are generally less expensive than cultured pearls with wholesale prices typically ranging from $2 to $300 per 16 inch strand depending on size, grade and shape. However, since 1998, larger size freshwater pearls are available in the market ranging from 8mm to 10mm, or even sometimes up to 15mm, and the price for the larger size freshwater pearls can reach up to $1,000 per 16 inch strand depending on size, grade and shape. Saltwater cultured pearls generally are round in shape and range in size from 5mm to 18mm. South Sea and Tahitian pearls are considered to be the highest quality saltwater cultured pearls and typically the largest and most expensive followed by Japanese cultured pearls and Chinese cultured pearls. Wholesale prices of cultured pearls typically range from $13 to $70,000 per 16 inch strand.

The following table illustrates by pearl category the typical range of size and wholesale price of cultured pearls the Company sells, with price variations within each category reflecting size and qualitative differences:

                                               SIZE             PRICE/16 INCH STRAND
                                                mm                      US$

Freshwater Pearls                              2 - 13                  2 - 1,000
Chinese cultured pearls                       5 - 7.5                   13 - 300
Japanese cultured pearls                       7 - 10                100 - 2,000
Tahitian pearls                                8 - 16               300 - 25,000
South Sea pearls                               8 - 18               300 - 70,000

The Company also offers fully assembled pearl jewelry, including necklaces, earrings, rings, pendants, broaches, bracelets, watches, cufflinks, and similar miscellaneous pearl products. For the three years ended March 31, 2001, freshwater and cultured pearls sales as a percentage of the Company's sales of pearls and assembled pearl products were as follows:

                              Loose                     Assembled
 Year                   and Strands Pearls            Pearl Jewelry
 ----                -----------------------     -----------------------
                     Freshwater     Cultured     Freshwater     Cultured
                          %             %             %             %
2001                     53            92            47             8
2000                     68            90            32            10
1999                     75            92            25             8

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

The Company's purchase of pearls is conducted by its full-time, well-trained and experienced purchasing staff from the Company's offices in Hong Kong and Shenzhen in the PRC, and a special purchasing office in Zhangjiang in the PRC, the site of the largest Chinese cultured pearl farm. The purchasing staff maintains regular contacts with pearl farms and other suppliers in the PRC, Japan, Hong Kong, Philippines and Tahiti, enabling the Company to buy directly from farmers whenever possible, to secure the best prices available for pearls and to gain access to a larger quantity of pearls. Management and the purchasing staff meet regularly to assess existing and anticipated pearl demand. The purchasing staff in turn inspects and purchases pearls in the quantities and of the quality and nature necessary to meet existing and estimated demand.

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

In fiscal 2001, the five largest suppliers of the Company accounted for approximately 40.4% (2000: 37.5%) of the Company's total purchases, with the largest supplier accounting for approximately 12.1% (2000: 10.5%) of the Company's total purchases.

In fiscal 2001, approximately 38.9% of the Company's purchases were made in Renminbi, with the remaining amount settled in Japanese Yen, French Polynesian francs, Hong Kong dollars or US dollars. It is the Company's policy not to enter into derivative contracts such as forward contracts and options, unless the Company considers it necessary to hedge against foreign exchange fluctuations. No such derivative contract was entered into during fiscal 2001. See "Item 7A - Quantitative and Qualitative Disclosures about Market Risk".

Processing and Assembly

Pearl processing and assembly are conducted at the Company's facilities in Shenzhen, PRC. Freshwater pearl processing and assembly operations presently occupy approximately 24,542 square feet and employ 241 workers while cultured pearl processing and assembly operations occupy approximately 18,084 square feet and employ 241 workers. The average compensation per factory worker is US$81 per month while average supervisory compensation is US$192 per month.

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

The Company presently has facilities and pearl processing personnel to produce approximately 20,000 kg of freshwater pearls and 10,400 kg of cultured pearls annually, same as fiscal 2000. Fiscal 2001 production totaled approximately 8,907 kg of freshwater pearls and 8,432 kg of cultured pearls, compared to the production of 16,388 kg of freshwater pearls and 5,416 kg of cultured pearls in fiscal 2000. The Company presently also has adequate assembly and finishing personnel and facilities to produce approximately 1.2 million pieces of finished jewelry annually.

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

The Company's marketing and sales staff maintains on-going communications with a broad range of jewelry distributors, manufacturers and retailers worldwide to assure that customers' pearl requirements are fully satisfied. The Company's marketing and sales staff regularly visits all major pearl markets and jewelry trade shows to display products, establish contacts with potential customers and evaluate market trends. Apart from attending trade shows and servicing customers, the Company's marketing and sales force principally operates from the Company's headquarters in Hong Kong, where buyers personally visit and inspect the Company's products and place orders. As part of its marketing efforts, the Company has established Internet web pages (www.mspearl.com and www.4376zone.com) to market the Company and its products. In addition, the Company has increased its efforts to market pearls and jewelry products to customers in Europe and North America.

Customers

The Company's customers consist principally of wholesale distributors and mass merchandisers in Europe, the United States, Hong Kong and other Asian countries. For fiscal 2001, no customer accounted for more than 10 percent of the Company's sales, and the five largest customers of the Company accounted for approximately 25.3% (2000: 20.1%), with the largest customers accounting for approximately 7.5% (2000: 6.1%) of the Company's sales. As of March 31, 2001, the Company had approximately 700 customers. The Company has no long-term contract with any customer. Most of the Company's customers have been its customers for a number of years. The Company does not believe that the loss of any one customer will have a material adverse effect on its financial condition or results of operations.

The Company's policy is to denominate all its sales in either US dollars or Hong Kong dollars. Since Hong Kong dollar remained "pegged" to the U.S. dollar throughout fiscal 2001, the Company's sales proceeds have thus far had minimal exposure to foreign exchange fluctuations. See "Item 7A - Quantitative and Qualitative Disclosures about Market Risk".

The following table sets forth by region and by product the net sales of the Company for the years ended March 31, 2001, 2000 and 1999:

                                2001                 2000                 1999
                          ----------------     ----------------     ----------------

                          US$'000      %       US$'000      %       US$'000      %
Cultured Pearls
---------------
North America              6,922      17.2      5,358      14.9      5,856      19.6
Europe                     4,074      10.2      4,944      13.7      6,433      21.6
Hong Kong                  5,474      13.6      3,526       9.8      2,942       9.9
Other Asian countries      9,067      22.6      4,741      13.1      2,310       7.7
Others                     1,146       2.9        861       2.4        883       3.0
                          ------     -----     ------     -----     ------     -----
    Sub-total             26,683      66.5     19,430      53.9     18,424      61.8
                          ------     -----     ------     -----     ------     -----

Freshwater Pearls
-----------------
North America              2,155       5.4      3,048       8.5      2,397       8.0
Europe                     1,846       4.6      3,695      10.3      2,424       8.1
Hong Kong                    615       1.5      1,253       3.5        555       1.9
Other Asian countries      1,188       2.9      2,350       6.5      1,689       5.7
Others                       116       0.3        481       1.3        249       0.8
                          ------     -----     ------     -----     ------     -----
    Sub-total              5,920      14.7     10,827      30.1      7,314      24.5
                          ------     -----     ------     -----     ------     -----

Assembled Pearl
---------------
Jewelry                    7,540      18.8      5,780      16.0      4,057      13.7
-------                   ------     -----     ------     -----     ------     -----

Total                     40,143     100.0     36,037     100.0     29,795     100.0
                          ======     =====     ======     =====     ======     =====


A majority of sales (by dollar amount) in Hong Kong is for re-export to North America and Europe.

Seasonality

The Company's sales are seasonal in nature. The bulk of the Company's sales occur during the months of March, June and September (during major international jewelry trade shows held in Hong Kong in these three months). Accordingly, the results of any interim period are not necessarily indicative of the results that might be expected during a full year.

The following table sets forth the Company's unaudited net sales for the fiscal years indicated:-

                                     Fiscal Year Ended March 31,
                            2001                 2000                 1999
                      ----------------     ----------------     ----------------
                      US$'000      %       US$'000      %       US$'000      %

First Quarter         10,511      26.2      8,779      24.4      6,695      22.5
Second Quarter        12,333      30.7      9,252      25.7      7,394      24.8
Third Quarter          8,529      21.3      8,192      22.7      5,681      19.1
Fourth Quarter         8,770      21.8      9,814      27.2     10,025      33.6
                      ------     -----     ------     -----     ------     -----
Total                 40,143     100.0     36,037     100.0     29,795     100.0
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

As of March 31, 2001, Man Sang Industrial City consisted of 24 buildings encompassing a total gross floor area of approximately 549,233 square feet. Twenty of the buildings in Man Sang Industrial City are factory buildings and four are living quarters. In addition to factories, dormitories and shops, Man Sang Industrial City has green zones, playgrounds and other amenities typically offered in industrial/living complexes in the PRC.

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

As of March 31, 2001, the 19 buildings in Man Sang Industrial City, other than the five buildings utilized for the Company's pearl operations, were under lease to third party industrial users. Such facilities are typically offered under leases ranging in duration from one year to three years. The gross rental income from Man Sang Industrial City for fiscal 2001 was approximately $601,000 compared to approximately $515,000 for fiscal 2000. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Year Ended March 31, 2001 Compared to Year Ended March 31, 2000 - Rental Income".

In addition to Man Sang Industrial City, the Company owns rental properties in Hong Kong ("Hong Kong Rental Properties") which were leased to independent third parties. The Hong Kong Rental Properties consist of the properties as follows:-

a. 957 square feet at Room 407, Wing Tuck Commercial Building, 177 - 183 Wing Lok Street, Hong Kong, leased for a rental income totaled approximately $6,174 for fiscal 2001, approximately $14,818 for fiscal 2000. From September 1, 2000, the Company began to use the property to house its operations. See "Item 2 - Properties - Hong Kong";

b. 3,586 square feet at Unit 14 and half of Unit 15 of the 6th floor, Block A, Focal Industrial Centre, 21 Man Lok Street, Kowloon, Hong Kong. A tenancy agreement was made on December 29, 2000 for a term of 3 years starting from February 1, 2001. The rental income totaled approximately $24,946 for fiscal 2001, approximately $43,355 for fiscal 2000. See "Item 2 - Properties - Hong Kong";

c. 1,585 square feet at Unit 16 of the 6th floor, Block A, Focal Industrial Centre, 21 Man Lok Street, Kowloon, Hong Kong. A tenancy agreement was entered into on May 10, 1999 at a monthly rental of $1,841 for a term of 2 years starting from May 12, 1999. The rental income totaled approximately $22,088 for fiscal 2001, approximately $17,753 for fiscal 2000. See "Item 2 - Properties - Hong Kong";

d. Parking space No. L-30 on the Ground Floor of Block A, Focal Industrial Centre, 21

Man Lok Street, Kowloon, Hong Kong. A rental agreement was made at a monthly rental of $619 for a term of two years starting from September 1, 2000. See "Item 2 - Properties - Hong Kong"; and

e. Parking space No. 3 on Floor L3 of Valverde, 11 May Road, Hong Kong. A rental agreement was made at a monthly rental of $335 for a term of one year starting from January 8, 2000. See "Item 2 - Properties - Hong Kong".

f. 1,063 square feet at Flat A on 33rd Floor, Valverde, 11 May Road, Hong Kong. A tenancy agreement was made at a monthly rental of $5,161 for a term of two years starting from November 13, 2000. See "Item 2 - Properties - Hong Kong".

g. 10,880 square feet at 19th Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong. On February 28, 2001, the Company acquired the property with a tenancy agreement for a term of three years expiring on March 14, 2002 at a monthly rental of $23,164. See "Item 2 - Properties - Hong Kong".

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

Employees

As of May 31, 2001, the Company had 666 employees. No employee is governed by collective bargaining agreements and the Company considers its relations with its employees to be satisfactory. A breakdown of employees by function is as follows:-

                                                Hong Kong       PRC         Total
Senior management                                    6           --            6
Marketing and sales                                 25           --           25
Purchasing                                           1            4            5
Finance and accounting                              14            8           22
Processing and logistics                            19          521          540
Human resources and administration                  12           24           36
Real estate leasing                                 --           25           25
Information Technology                               7           --            7
                                                   ---          ---          ---
    Total                                           84          582          666
                                                   ===          ===          ===


BUSINESS STRATEGY

As in prior years, the Company continues to provide a full range of pearls and pearl jewelry products to jewelry manufacturers, wholesalers and retailers at competitive prices, increase marketing and sales efforts, and explore new distribution channels. The Company considers these investments in product developments and in marketing and sales over the past few years to play a major role in the Company's ability to increase its net sales by 11.4% in fiscal 2001, even in the midst of an economic slowdown in the United States and other markets. The Company believes that while the downward price pressure on pearls in fiscal 2001 may have a short-term pressure on the Company's profitability (see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview), over the long-term it might lead to greater affordability of pearls in general, and as a result an expansion and a more refined segmentation of the pearl jewelry market. Therefore, the Company considers it a priority to increase its market share in pearls and pearl jewelry products, and continues to both take advantage of its current market knowledge (including without limitation knowledge of the demand for different types of pearls by customers of different age and social groups in various countries) and make investments in new technologies to achieve such goals. The Company recognizes that the benefits of such investments may not be immediately apparent, and has therefore implemented a cost-savings program to stream-line operations. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview.

SEGMENT INFORMATION

Reportable segment profit or loss, and segment assets are as follows:

              Reportable Segment Profit or Loss, and Segment Assets

                                                        2001              2000
                                                       US$'000           US$'000
Revenues from external customers
Pearls                                                  40,143            36,037
Real Estate investment                                     713               596
                                                       -------           -------
                                                        40,856            36,633
                                                       =======           =======

Interest expenses
Pearls                                                     374               286
Real Estate investment                                     306               128
Corporate Assets                                           222               287
                                                       -------           -------
                                                           902               701
                                                       =======           =======

Depreciation and amortization
Pearls                                                     851               567
Real Estate investment                                     133                97
Corporate Assets                                           198               200
                                                       -------           -------
                                                         1,182               864
                                                       =======           =======

Segment (loss) profit

Pearls                                                  (7,825)            3,393
Real Estate investment                                     (64)               92
                                                       -------           -------
                                                        (7,889)            3,485
                                                       =======           =======

Capital expenditure for segment assets
Pearls                                                     828               845
Real Estate investment                                   4,831                --
Corporate Assets                                           571                --
                                                       -------           -------
                                                         6,230               845
                                                       =======           =======

Segment assets
Pearls                                                  45,881            56,905
Real Estate investment                                  10,886             4,262
Corporate Assets                                         9,344             9,631
                                                       -------           -------
                                                        66,111            70,798
                                                       =======           =======



ITEM 2.     PROPERTIES

HONG KONG

The head office of the Group at 21st Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong has a gross floor area of approximately 10,880 square feet. The Company entered into a tenancy agreement for three years commencing from July 1, 1999 and ending on June 30, 2002, with another optional renewal term of three years upon expiry of the tenancy.

On April 1, 2000, the Company commenced leasing the premises at 27th Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong. The premises has a gross floor area of approximately 10,880 square feet for the trading of pearl jewelry and the retailing of jewelry and accessories through its e-commerce website, www.4376zone.com. The lease has a term of three years commencing from April 1, 2000 and ending on March 31, 2003, with an option to renew for a further term of three years upon expiry of the tenancy.

The Company owns an investment property at Room 407, Wing Tuck Commercial Centre, 177 - 183 Wing Lok Street, Sheung Wan, Hong Kong. The gross floor area of the premises is approximately 957 square feet. It was rented to an independent third party with tenancy expiring on January 31, 2001. On September 1, 2000, the Company and the tenant mutually terminated the tenancy without compensation to either party. Since then the Company began to use the property to house its operation in system integration consultancy. See "Item 1 - Business
- Real Estate Leasing Operations - Leasing and Management" above.

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

On August 4, 2000, the Company purchased two residential flats with a gross floor area of approximately 1,784 square feet on Flat C and Flat D on 15th Floor, Windsor Mansion, 29-31 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong ("Windsor Mansion"), for a consideration of approximately $0.4 million. The Company uses the property to accommodate PRC staff when they visit Hong Kong on business.

The Company owns a residential flat with a gross floor area of approximately 1,063 square feet on 33rd Floor, and a parking space at No.3 on L3 Floor of Valverde, 11 May Road, Hong Kong. The Company used the residential flat as accommodation for senior executives. After acquiring a new property at Windsor Mansion as mentioned above, the Company no longer used such property as executives' accommodation. Since then, it was rented to an independent third party for a term of two years commencing from November 13, 2000. The parking space is leased out to another independent third party. See "Item 1 - Business - Real Estate Leasing Operations - Leasing and Management" above.

The Company owns a residential flat with a gross floor area of approximately 2,838 square feet on 20th Floor, The Mayfair, 1 May Road, Hong Kong, which it uses as the Vice-Chairman's residence.

On February 28, 2001, the Company purchased an investment property (with an existing lease) with a gross floor area of approximately 10,880 square feet at 19th Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong, for a consideration of approximately $4.8 million. The tenancy agreement with respect to this Property will expire on March 14, 2002. See "Item 1 - Business - Real Estate Leasing Operations - Leasing and Management" above.

PEOPLE'S REPUBLIC OF CHINA

As noted above, the Company owns the land use rights to the site of Man Sang Industrial City for a term of 50 years from September 1, 1991 to September 1, 2041. On March 31, 2001, Man Sang Industrial City consisted of 24 buildings encompassing a total gross floor area of approximately 549,233 square feet. The Company presently utilizes most of the units in five buildings for pearl processing, administration and staff accommodation. The remaining 19 buildings, amounting to approximately 451,248 square feet of floor space and representing approximately 82.2% of the total gross floor space of Man Sang Industrial City, are leased to independent third parties and industrial users not connected with the Company.

ITEM 3.     LEGAL PROCEEDINGS

Neither the Company nor its property is subject to any pending legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended March 31, 2001.

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


Period                         Over the quarter           On the last day of quarter
------                       ---------------------        --------------------------
                             High             Low            High             Low
                             ----             ---            ----             ---
                               $               $               $               $
2001
June 30, 2000                2.375           1.187           2.312            1.75
September 30, 2000           2.031           1.062            1.25           1.218
December 31, 2000            1.375            0.75            1.00           0.843
March 31, 2001               1.312           0.906           0.906           0.906

2000
June 30, 1999                2.125           1.312            1.75           1.625
September 30, 1999            1.75           1.187           1.187           1.187
December 31, 1999             2.25            1.00           1.125           1.125
March 31, 2000               5.125           1.125            2.25            2.00

The above bid information is provided by Bloomberg LP, and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

HOLDERS

The number of record holders of the Company's Common Stock as of May 31, 2001, was 200. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

DIVIDENDS

The Company has not paid any dividends with respect to its Common Stock during the two preceding fiscal years, and does not intend to pay dividends in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA

Set forth below is certain selected consolidated financial data for the Company and its subsidiaries covering the fiscal years ended March 31, 2001, 2000, 1999, 1998, and 1997, and the selected balance sheet data at March 31 of each such year. This summary should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements provided in Item 7 and 8 respectively, of this Report on Form 10-K.

(Amounts expressed in thousands except share data)

FOR THE YEAR                        2001         2000        1999        1998        1997
                                     US$          US$         US$         US$         US$
Net sales                          40,143       36,037      29,795      33,827      32,031
Gross profit                        2,120       11,759      10,000      13,516      12,447
Rental income - Gross                 713          596         555         703         721
SG & A
  - for net sales                   9,945        8,366       8,069       6,947       6,742
  - for rental                        777          504         538         453         427
Operating (loss) profit            (7,889)       3,485       1,949       6,818       6,000
Interest expense                      902          701         581         475         815
Interest income                       748          647         518         430          96
Non-operating income                  866          849         268       2,786         109
(Loss) income before
  - income taxes  (N1)             (7,177)       4,280       2,155       9,560       5,389
Income taxes                         (428)         621         301         457         146
Minority interests                 (2,337)       1,101         716       1,494          --
Net (loss) income  (N1)            (4,412)       2,559       1,137       7,609       5,243
Net (loss) income
  - per share  (N2)                 (1.00)        0.59        0.26        1.77        1.39
Depreciation and amortization       1,182          864         725         523         401
Gross profit margin (%)              5.28        32.63       33.56       39.96       38.90

AT MARCH 31                        2001         2000        1999        1998        1997
                                    US$          US$         US$         US$         US$
Working capital                    28,376       39,256      34,212      37,713      14,840
Property, plant and
equipment, net                     10,945       12,569      12,998       6,543       4,240
Real estate investment, net        10,886        4,262       3,851       3,882       3,358
Total Assets                       66,111       70,798      59,349      50,045      34,642
% Return on total assets            (6.67)        3.61        1.92       14.62       15.14
Long-term debt                      3,781        2,695       3,292       2,496       1,097
Total liabilities (excluding
  minority interests)              18,297       16,589      10,879       5,702      13,301
Minority interests                 14,482       16,460      11,970      11,477          --
Shareholders' equity               33,332       37,748      36,500      34,866      21,341
Net book value per share (N2)        7.56         8.75        8.48        8.10        5.67
% Return on
  shareholders' equity             (13.24)        6.78        3.12       21.82       24.57
Gearing ratio  (N3)                  0.90         0.78        0.53        0.42        0.37
Weighted average shares
  outstanding  (N2)             4,405,960    4,316,069   4,305,960   4,305,458   3,766,454

N1: Income before income taxes and net income is from continuing operations.

N2: Per share data and weighted average shares outstanding have been retroactively restated to give effect to the 1-for-4 reverse split in 1997.

N3: "Gearing ratio" represents the ratio of the Company's total debts and minority interests to shareholders' equity.


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

OVERVIEW

In fiscal 2001, although the economies of the US and certain other markets for the Company's products slowed down, the Company, through its intense marketing and sales efforts, and shift of product mix to meet the demand for South Sea and Tahitian pearls, managed to increase net sales by 11.4%, from $36.0 million to $40.1 million. However, in fiscal 2001, the PRC had outstanding harvests of freshwater pearls; as a result, the supply of freshwater and other pearls increased, and the market prices of pearls in general (and freshwater pearls in particular) came under pressure. Considering these factors, the management wrote down inventory by approximately $8.4 million, and as a result the Company recorded a loss to shareholders of approximately $4.4 million, compared to an income of $2.6 million in fiscal 2000. The Company regularly makes provisions for its inventory and does not expect write-downs of such magnitude to be a recurring item in the Company's cost of sales.

In fiscal 2000 and fiscal 2001, the Company made various long-term investments, including investments in new distribution channels for the Company's products, and in other asset classes such as real property in Hong Kong and marketable securities. As the Company pointed out in its quarterly report on Form 10-Q for the quarter ended December 31, 2000, the management recognizes that the benefits of these investments may not materialize until some time in the future, but that such investments have an immediate negative impact on the Company's short-term earnings (such as increasing the selling, general and administrative expenses). Therefore, the management has implemented a costs savings program to stream-line operations so as to keep costs as low as possible, and a re-alignment of resources to take advantage of the Company's core strengths and to market pearls and pearl jewelry products with a professional and specific focus, in particular on South Sea and Tahitian pearls.

RESULTS OF OPERATIONS

The following table sets forth for the fiscal years indicated certain items from the Consolidated Statements of Income expressed as a percentage of net sales:

                                                                         Year Ended March 31,
                                                           -----------------------------------------------

                                                            2001                 2000                 1999
                                                            ----                 ----                 ----
                                                              %                    %                    %
Net Sales                                                  100.0                100.0                100.0
Cost of Sales                                               94.7                 67.4                 66.4
                                                           -----                -----                -----
Gross Profit                                                 5.3                 32.6                 33.6
Rental Income, Gross                                         1.8                  1.7                  1.9
                                                           -----                -----                -----
                                                             7.1                 34.3                 35.5
Selling, General and Administrative Expenses                26.7                 24.6                 28.3
                                                           -----                -----                -----
Operating (Loss) Income                                    (19.6)                 9.7                  7.2
Interest Expense                                            (2.3)                (1.9)                (2.0)
Interest Income                                              1.9                  1.8                  1.7
Non-operating Income                                         2.1                  2.3                  0.3
                                                           -----                -----                -----
(Loss) Income Before Income Taxes                          (17.9)                11.9                  7.2
Provision for Income Taxes                                  (1.1)                 1.7                  1.0
                                                           -----                -----                -----
Net (Loss) Income before minority interests                (16.8)                10.2                  6.2
Minority Interests                                          (5.8)                 3.1                  2.4
                                                           -----                -----                -----
Net (Loss) Income                                          (11.0)                 7.1                  3.8
                                                           =====                =====                =====


YEAR ENDED MARCH 31, 2001 COMPARED TO YEAR ENDED MARCH 31, 2000

Net Sales and Gross Profit

Net sales increased by $4.1 million, or 11.4%, to $40.1 million in fiscal 2001 from $36.0 million in the prior year, which growth was mainly attributable to the increase by 81.6% in the net sales of South Sea and Tahitian pearls as a result of Company's sales efforts and its shift in product mix towards South Sea and Tahitian pearls. South Sea and Tahitian pearls represented 41.5% of net sales in fiscal 2001 as compared to 25.4% of net sales in the prior year.

In fiscal 2001, and continuing into fiscal 2002, there was an overall increase in the supply of Chinese freshwater pearls. As a result, overall prices for Chinese freshwater pearls have shown signs of softness, which have spread to other types of pearls. In addition, in the second half of fiscal 2001, the economies of the US and certain other countries slowed down, and so did the Company's sales. Net sales of the Company for the first half of fiscal 2001 was $22.8 million as compared to $18.0 million for the same period of prior year, but in the second half of fiscal 2001, the Company could only achieve overall net sales of $17.3 million as compared to $18.0 million for the same period of prior year.

Gross profit decreased by $9.6 million, or 81.9%, to $2.1 million for fiscal 2001 compared to $11.7 million for the prior year. As a percentage of sales, gross profit decreased from 32.6% to 5.3%. The significant drop in gross profit and gross profit margin was in part due to a write-down of the Company's inventories by $8.4 million, in part due to the shift of the Company's product mix from Chinese freshwater pearls towards higher priced South Sea and

Tahitian pearls that yield lower margins, and in part due to the overall drop in margins for all types of pearls.

Rental Income

Gross rental income increased by $117K**, or 19.6%, to $713K for fiscal 2001 compared to $596K for the prior year. The increase in gross rental income was attributable to an increase in occupancy rate from 80.3% to 93.4% in the Man Sang Industrial City facility located in the PRC. The rental income from the Hong Kong properties totaled approximately $112K and $81K for fiscal 2001 and 2000, respectively.

Selling, General and Administrative Expenses ("SG & A")

SG & A expenses for fiscal 2001 were $10.7 million, consisting of $9.9 million attributable to pearl operations and $0.8 million attributable to real estate operations. This is an increase of approximately $1.8 million, or 20.9%, from $8.9 million, consisting of $8.4 million attributable to pearl operations and $0.5 million attributable to real estate operations, during fiscal 2000.

In fiscal 2001, in addition to an increase in compensation expenses, marketing and other operating expenses all increased as net sales increased and the Company continued to develop new product lines (such as jewelry and accessories) and marketing and distribution channels (such as retail sales through e-commerce). Other increases in SG & A expenses were due to increased depreciation and repair and maintenance expenses for certain real estate investment which were previously classified as leasehold land and buildings.

As a percentage of net sales, SG & A for pearl operations increased from 23.2% in fiscal 2000 to 24.8% in fiscal 2001, while SG & A for real estate operations increased from 1.4% in fiscal 2000 to 1.9% in fiscal 2001.

Interest Income

Interest income for fiscal 2001 increased by $101K to $748K from $647K in fiscal 2000, principally due to more time deposits placed in banks during fiscal year 2001.

Interest Expense

Interest expense increased by $201K, or 28.9%, to $902K for fiscal 2001, from $701K for fiscal 2000. The increase in interest expense was due principally to an increase in short-term bank borrowings by the Company's subsidiaries in the PRC to minimize the impact of a possible fluctuation of the Renminbi. The Company's average borrowing rate fell to 6.0% per annum for fiscal 2001 as compared to 6.1% for the prior year.

Income Taxes Benefit (Expense)

The Company has an income taxes benefit of $428K for fiscal 2001. This is in contrast to an

----------

**As used in this 10-K, the letter "K" appearing immediately after a dollar amount denotes rounding to the nearest $1,000; as an example, $250,499 may be rounded to "$250K".

income taxes expense of $621K for fiscal 2000. The income taxes benefit was mainly attributable to a deferred tax asset of $470K arising from operating loss carryforwards (arising in part from the inventory write-down) of certain subsidiaries of the Company which can be utilized to set off future taxable profits of these subsidiaries.

Net (Loss) Income

The Company has suffered a net loss of $4.4 million for fiscal 2001. This is in contrast to a net income of $2.6 million for fiscal 2000. The loss was mainly attributable to the inventory write-down and an increase in SG & A expenses for fiscal 2001.

Excluding income taxes and minority interests, the operating loss for fiscal 2001 was $7.2 million, compared to an operating income of $4.3 million for fiscal 2000.

YEAR ENDED MARCH 31, 2000 COMPARED TO YEAR ENDED MARCH 31, 1999

Net Sales and Gross Profit

Net sales increased by $6.2 million, or 21.0%, to $36.0 million in fiscal 2000 from $29.8 million in the prior year. The increase in net sales was attributable to the implementation of the Company's emphasis on increasing sales of Chinese freshwater pearls and South Sea pearls in its product mix. Chinese freshwater pearls represented 38.2% of net sales in fiscal 2000 as compared to 31.6% of net sales in the prior year; whereas South Sea Pearls represented 25.4% of net sales in fiscal 2000 as compared to 11.9% of net sales in the prior year.

Gross profit increased by $1.8 million, or 17.6%, to $11.7 million for fiscal 2000 compared to $10.0 million for the prior year. As a percentage of sales, gross profit decreased from 33.6% to 32.6%. The increase in gross profit resulted mainly from the overall increase in sales, while the slight decrease in gross profit margin resulted mainly from the increase of South Sea and Tahitian pearls in the Company's product mix. Generally, South Sea and Tahitian pearls, although higher priced, yield lower margins.

Rental Income

Gross rental income increased by $41K, or 7.4%, to $596K for fiscal 2000 compared to $555K for the prior year. The increase in gross rental income was attributable to an increase in occupancy rate from 72.8% to 80.3% in the Man Sang Industrial City facility located in the PRC.

Selling, General and Administrative Expenses ("SG & A")

SG & A expenses were $8.9 million, consisting of $8.4 million attributable to pearl operations and $0.5 million attributable to real estate operations, for fiscal 2000, an increase of approximately $0.3 million, or 3.1%, from $8.6 million, consisting of $8.1 million attributable to pearl operations and $0.5 million attributable to real estate operations, during fiscal 1999.

The increase in SG & A was primarily due to an increase of the marketing and promotion costs by $0.4 million or 171.7% to $0.7 million from $0.3 million in the prior year. The increase was mainly attributable to the marketing and advertising cost for the launch of the web site www.4376zone.com in January 2000. As a percentage of net sales, SG & A from pearl operations decreased from 27.1% in fiscal 1999 to 23.2% in fiscal 2000, while SG & A from real estate operations decreased from 1.8% in fiscal 1999 to 1.4% in fiscal 2000.

Interest Income

Interest income for fiscal 2000 increased by $129K to $647K from $518K in fiscal 1999, principally due to interest income from the increased working capital raised from the placement of 40,000,000 new shares in the capital of MSIL at a price of HK$0.33 per share; and an increase in net sales during the year.

Interest Expense

Interest expense increased by $120K, or 20.6%, to $701K for fiscal 2000, from $581K for fiscal 1999. The increase in interest expense was due principally to increase short-term bank borrowings by the Company's subsidiaries in PRC to minimize the impact of a possible devaluation of the Renminbi. The Company's average borrowing rate fell to 6.1% per annum for fiscal 2000 as compared to 7.6% for the prior year.

Income Taxes

Income taxes and provision thereof for fiscal 2000 increased by $320K to $621K, representing a 106.2% increase from the income tax of $301K for the same period in fiscal 1999. Such significant increase was principally due to:-

- increase in operating income arisen from an increase in net sales and gross profit;

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

Net Income

Net income for the year increased by $1.5 million to $2.6 million representing 125.0% increases from $1.1 million in fiscal year 1999. The increase was attributable to, among other things:

(i)      An increase in net sales for the year;

(ii) An income on sales by Man Sang International (B.V.I.) Limited on December 10, 1999 of warrants issued by MSIL to purchase 45 million ordinary shares of MSIL.

Excluding income taxes, minority interests and non-recurrent items, the operating profit from the pearls and real estate businesses during the year was $3.9 million, representing an 82.9% increase, compared to that of $2.2 million in fiscal 1999.

Liquidity and Capital Resources

The Company's primary liquidity needs are to fund accounts receivable and inventories and, to a lesser extent, to expand its business operations. At March 31, 2001, the Company had working capital of $28.4 million, which included a cash balance of $16.8 million (including restricted cash), compared to working capital of $39.3 million, which included a cash balance of $19.5 million, at March 31, 2000. The current ratio was 3.0 to 1 in fiscal 2001 as compared with that of 3.8 to 1 in fiscal 2000. Net cash provided by operating activities was $2.3 million and $2.1 million for fiscal 2001 and fiscal 2000, respectively. The decrease in cash and cash equivalents by $3.1 million was mainly due to cash used in financing the increase in accounts receivable, purchase of marketable securities, property, plant and equipment and real estate investment.

Inventories decreased by $9.9 million to $14.3 million at March 31, 2001 when compared to March 31, 2000 and the inventory turns in terms of month improved from 11.5 months in fiscal 2000 to 6.1 months this fiscal year. The improvement was mainly attributable to inventories write-down of $8.4 million in fiscal 2001.

Long-term debt (including current portion of long-term debt) was $5.9 million at March 31, 2001, an increase of $2.6 million compared with the prior year. The increase was attributable to an increase of installment loan for the acquisition of real estate investment (described in the following paragraph) in fiscal 2001. The interest rates of the installment loan was HIBOR + 1.25% where HIBOR represents Hong Kong Interbank Offered Rate. The gearing ratio was 0.92 at March 31, 2001, as compared with 0.78 at March 31, 2000.

During fiscal 2001, the Company purchased an investment property (with an existing tenant) at 19th Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong for approximately $4.8 million. The Company intends to hold the property on a long term basis. See "Item 2 - Properties." The investment was financed by installment loan of approximately $3.2 million, and the balance was financed by the net cash flows from the Company's operating activities. Rental payments from the existing tenant are also used to make payments under the instalment loan.

The Company had available working capital facilities of $12.9 million in total with various banks at March 31, 2001. Such banking facilities include letter of credit arrangements, import loans, overdraft and other facilities commonly used in the jewelry business. All such banking facilities bear interest at floating rates generally based on prime lending rates, and are subject to periodic review. At March 31, 2001, the Company utilized approximately $2.1 million of its credit facilities.

The Company believes that funds to be generated from internal operations and the existing banking facilities will enable the Company to meet anticipated future cash flow requirements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In fiscal 2001, the Company made approximately 38.9% of its purchases in Renminbi (the currency of the PRC), with the remaining amounts mainly settled in Hong Kong Dollars, US Dollars and Japanese Yen (only 3.0% of total purchase). If China enters the World Trade Organization, the Renminbi may be re-valued, in which event the purchases the Company will make in Renminbi may become more expensive in US Dollar terms. However, China has not declared its intention to re-value the Renminbi and thus the imminent risk of Renminbi revaluation is low.

The Company's policy is to denominate all its sales in either US Dollars or Hong Kong Dollars. Since Hong Kong Dollars remained "pegged" to US Dollars throughout fiscal 2001, the Company's sales proceeds have thus far had minimal exposure to foreign exchange fluctuations.

Therefore, since purchases are made in currencies that have low risk of revaluation and sales are made in US Dollars, the currency risk in the foreseeable future should not be material, and the Company's Management determined that no derivative contracts such as forward contracts and options to hedge against foreign exchange fluctuations were necessary.

Currencies whose fluctuations are most likely to have the most significant impact on the Company's operating results include the Renminbi and Japanese Yen. The Company estimates that a 10% change in foreign exchange rates, assuming everything else being equal, would impact reported operating income by less than $100,000. The Company believes that this quantitative measures has inherent limitations because it does not take into account any changes in either the customers' purchasing pattern, or the Company's purchasing, financing and operating strategies.

In addition, the Company's interest expense is sensitive to fluctuations in the general level of Hong Kong interest rates. The interest rates of the installment loans, with principal amount of approximately $5.9 million, ranged from HIBOR+1.25% to HIBOR+3.0% in fiscal 2001 (where HIBOR represents Hong Kong Interbank Offered Rate). All other installment loans and banking facilities of the Company bear interest at floating rates generally based on prime lending rates, which are subject to periodic review.

As the Hong Kong Dollar is pegged to the US Dollar, which in turn co-relates Hong Kong interest rates to US interest rates, any movement in US interest rates is expected to have a bearing on Hong Kong interest rates. Since the US economy starts to show signs of slowing down and the current interest rates have begun to come down, the Company anticipates that Hong Kong interest rates will follow suit. As such, the Company does not foresee material risks of an increase in Hong Kong interest rates in the foreseeable future.

As a result, the Company believes that the risk associated with fluctuations in interest rates is not material, and no derivative contracts are necessary.

ITEM 8. FINANCIAL STATEMENTS

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          Page
Independent Auditors' Report                                                                              F-1

Consolidated Statements of Income and Comprehensive Income for the years
  ended March 31, 2001, 2000 and 1999                                                                     F-2

Consolidated Balance Sheets as of March 31, 2001 and 2000                                                 F-3

Consolidated Statements of Stockholders' Equity for the

  years ended March 31, 2001, 2000 and 1999                                                               F-5

Consolidated Statements of Cash Flows for the years
  ended March 31, 2001, 2000 and 1999                                                                     F-6

Notes to Consolidated Financial Statements                                                                F-8


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


      NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth, as of June 28, 2001, the name and age, position held with the Company and term of office, of each director of the Company and the period or periods during which he or she has served in his or her respective position(s).

NAME                       AGE          POSITION(S) HELD                        TERM OF OFFICE
----                       ---          ----------------                        --------------
Cheng Chung Hing, Ricky    40           President and
                                        Chairman of the Board                   1/96 - present
                                        Chief Executive Officer                 1/98 - present
                                        Chief Financial Officer                 2/99 - 8/99
                                                                                and
                                                                                8/00 - present

Cheng Tai Po               49           Vice Chairman of the Board              1/96 - present

Yan Sau Man, Amy           38           Vice President and Director             1/96 - present

Lai Chau Ming, Matthew     48           Director                                11/96 - present

Yuen Ka Lok, Ernest        38           Director                                11/96 - present

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

NAME                                    AGE                       POSITION HELD
----                                    ---                       -------------
Cheng Chung Hing, Ricky                 40                        President, Chairman,
                                                                  Chief Executive Officer,
                                                                  Chief Financial Officer

Cheng Tai Po                            49                        Vice Chairman

Yan Sau Man, Amy                        38                        Vice President

Ho Suk Han, Sophia                      32                        Secretary

BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS

CHENG Chung Hing, Ricky, co-founder of the Group, has served as Chairman of the Board of Directors and President of the Company since January 8, 1996, and of Man Sang BVI since December 1995. He was appointed Chief Executive Officer of the Company on January 2, 1998. He was appointed a member of the Compensation Committee of the Board of Directors on September 8, 1997 and Chief Financial Officer of the Company on February 27, 1999 but resigned from the two offices on September 18, 1998 and August 2, 1999 respectively. He was again appointed Chief Financial Officer on August 2, 2000. Mr. Cheng was appointed Chairman and a Director of MSIL, an indirect subsidiary listed on The Stock Exchange of Hong Kong Limited, on August 8, 1997 and August 4, 1997, respectively. Prior to the reorganization of the Group in late 1995, which culminated in the Company's issuance of Common Stock and Series A Preferred Stock in exchange for all the outstanding securities of Man Sang BVI in January 1996 (the "Group Reorganization"), he had served as chairman and president of various companies within the Group. Mr. Cheng has nearly 20 years' experience in the pearl business and is responsible for overall planning, strategic formulation and business development of the Company.

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

LAI Chau Ming, Matthew, has served as a Director of the Company since November 1996. He was appointed a member of the Compensation Committee and a member of the Audit Committee of the Board of Directors on September 8, 1997 and September 18, 1998 respectively. Mr. Lai is currently employed as Senior Manager of Vickers Ballas Hong Kong Limited ("Vickers Ballas"). Prior to his joining Vickers Ballas in July 1996, Mr. Lai served from 1972 to 1996 as a Senior Manager of Sun Hung Kai Investment Company Limited, one of the biggest investment companies in Hong Kong. Mr. Lai has over 28 years' experience in investment. He is experienced in the areas of financial management and planning.

YUEN Ka Lok, Ernest, has served as a Director of the Company since November 1996. He was appointed Chairman of the Compensation Committee and a member of the Audit Committee of the Board of Directors on September 8, 1997 and September 18, 1998 respectively. Mr. Yuen was also appointed a Director of MSIL on August 12, 1997. Mr. Yuen is a solicitor and is currently a Partner in the law firm of Messrs. Yuen & Partners. Mr. Yuen joined Messrs. Ivan Tang & Co. ("ITC") as a Consultant in August 1994 and became a Partner in January 1996. Mr. Yuen retired from ITC as partner and started his own practice in the name of Yuen & Partners in August 1997. Prior to his joining ITC, from March 1992 to August 1994, Mr. Yuen was employed as Assistant Solicitor at Messrs. Van Langenbery & Lau ("VLL") and Messrs. AB Nasir, respectively. Prior to his joining VLL, Mr. Yuen was an Articled Clerk at Messrs. Robin Bridge & John Liu. From 1985 to 1987, Mr. Yuen was an audit trainee at Price Waterhouse (now known as PriceWaterhouse Coopers), an international accounting firm. Mr. Yuen is experienced in civil and criminal litigations as well as general commercial practice.

HO Suk Han, Sophia, has served as Secretary of the Company since January 1998. Miss Ho has over 10 years' experience in company secretarial work in an international accounting firm and several listed companies in Hong Kong. She is an associate of The Hong Kong Institute of Company Secretaries and The Institute of Chartered Secretaries and Administrators in Hong Kong Limited.

FAMILY RELATIONSHIPS

Cheng Chung Hing, Ricky and Cheng Tai Po are brothers. Other than the foregoing, there are no family relationships among the above-named directors and executive officers of the Company.

COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

Based solely on a review of copies of the forms provided to the Company, or written representations that no other filing of forms was required, the Company has found that: (i) Cafoong Limited became the beneficial owner of more than 10% of the Common Stock on January 8, 1996 and such company filed Form 3 in respect thereof in February 1997; (ii) Cheng Chung Hing, Ricky and Cheng Tai Po became the indirect beneficial owners of more than 10% of the Company's Common Stock on January 8, 1996 by virtue of their respective holding of 60% and 40% of all the issued and outstanding stock of Cafoong Limited and such individuals filed Forms 3 in respect thereof on February 20, 1997; (iii) Cheng Chung Hing, Ricky; Cheng Tai Po and Yan Sau Man, Amy were granted non-qualified stock options to purchase Common Stock on September 16, 1997 and such individuals filed Forms 4 in respect thereof on April 9, 1998; and (iv) Hung Kwok Wing, Sonny, exercised all his stock options to purchase 100,000 shares of Common Stock on February 24, 2000, and filed Form 4 in respect thereof on March 6, 2000. See "Item 11 - Executive Compensation."

COMMITTEES  AND ATTENDANCE OF THE BOARD OF DIRECTORS

AUDIT COMMITTEE

The Board of Directors established an Audit Committee on September 18, 1998 with Alexander Reid Hamilton as Chairman, and Yuen Ka Lok, Ernest and Lai Chau Ming, Matthew as Committee members. Mr. Hamilton is a Director and Chairman of the Audit Committee of MSIL. He was a partner in an international accounting firm for 16 years and has over 22 years of audit and accounting experience. Mr. Hamilton serves as audit committee member of several companies which are listed on The Stock Exchange of Hong Kong Limited. With his extensive experience, the Company invited him to act as Chairman of the Audit Committee. All the committee members are independent as defined in the applicable standards of the National Association of Securities Dealers.

The Committee makes such examinations as are necessary to monitor the corporate financial reporting and the internal and external audits of the Company. Besides the monitoring function, the Committee also makes recommendations on improvements and conducts any other duties as the Board of Directors may delegate. The Board of Directors has adopted a charter for the Committee to set forth its authority and responsibilities.

During the year ended March 31, 2001, the Audit Committee held four meetings to review the financial results of the Company before presentation to the Board of Directors for approval and release.

COMPENSATION COMMITTEE

The Board of Directors established a Compensation Committee on September 8, 1997 with Yuen Ka Lok, Ernest as Chairman, and Cheng Chung Hing, Ricky and Lai Chau Ming, Matthew as Committee members. To promote the Committee's independence, Cheng Chung Hing, Ricky resigned as Compensation Committee member on September 18, 1998.

The Compensation Committee deliberates and stipulates the compensation policy for the Company and to administer the 1996 Stock Option Plan. During the year ended March 31, 2001, the Compensation Committee met five times to discuss and review the compensation policies of the Company.

Besides the Audit and Compensation Committee, the Board of Directors presently maintains no other committees.

ATTENDANCE OF THE BOARD OF DIRECTORS

During the year ended March 31, 2001, the Board of Directors held seven meetings and adopted one unanimous written consent of action. Each director (during the period in which each such director served) attended at least 75% of the meetings of the Board of Directors and the meetings of the committees of the Board of Directors on which such director served.

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

In the 2000 Annual General Meeting of MSIL held in August 2000, the shareholders of MSIL passed a resolution to authorize its Board of Directors to fix remuneration of all directors (which for MSIL would include all its executives) for the year. The MSIL Board determined that the compensation packages of its directors were generally competitive. Hence, the compensation packages remained unchanged for fiscal 2001, save for Yan Sau Man, Amy. As an acknowledgment to Yan Sau Man's dedication to the continuous improvement in net sales in the past years, the MSIL Board approved an increase in her annual basic salary with effect from September 1, 2000.

As at June 28, 2001, the Company via its subsidiary, Man Sang BVI, holds 426,000,000 shares, or 67.42% of the issued capital, of MSIL. Since the overall compensation of the executive officers of the Company is determined by the Board of Directors of MSIL, the Company's Compensation Committee takes up a monitoring function. The Committee reviews the decisions of the MSIL Board in relation to this issue. Should the Committee disagree with the decisions of the MSIL Board, the Committee may advise the Company's Board of Directors to vote in any general meeting of MSIL against authorizing the MSIL Board to fix compensation for MSIL's directors and executives.

For fiscal 2001, all executive officers received their salaries from MSIL and each of Cheng Chung Hing, Ricky, and Cheng Tai Po received a bonus from the Company.

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

EXECUTIVE COMPENSATION

During fiscal 2001, other than its Chief Executive Officer, the Company had only three executive officers whose annual compensation exceeded $100,000. The following table sets forth information concerning cash and non-cash compensation paid to such persons (the "Named Officers") during fiscal 2001.

                                                                                               LONG-TERM
                                                         ANNUAL COMPENSATION                  COMPENSATION
                                             -------------------------------------------      ------------
                                                                                               SECURITIES
                                                                          OTHER ANNUAL         UNDERLYING
NAME AND PRINCIPAL POSITION         YEAR      SALARY          BONUS      COMPENSATION(5)     OPTIONS GRANTED
---------------------------         ----      ------          -----      ---------------     ---------------
                                               ($)             ($)            ($)                  (#)
Cheng Chung Hing, Ricky             2001     387,097        129,032(1)      66,968(6)     12,000,000 (11) & (13)
Chairman of the Board,              2000     387,097        290,322(2)      76,469(6)      1,560,243 (12) & (13)
President, CEO and CFO              1999     387,097        290,322(3)      91,779(6)             --

Cheng Tai Po                        2001     387,097        129,032(1)     152,981(7)     12,000,000 (11) & (13)
Vice Chairman                       2000     387,097        290,322(2)     156,185(7)      1,560,243 (12) & (13)
                                    1999     387,097        290,322(3)      93,347(7)             --

Yan Sau Man, Amy                    2001     144,086             --             --         6,000,000 (11) & (13)
Vice President and Director         2000     129,032         25,806(4)          --         2,400,375 (12) & (13)
                                    1999     129,032             --             --                --

Vichai Phaisalakani (8)             2001      89,032             --             --                --
CFO of MSIL
(resigned on May 23, 2001)

Wong Ka Ming (9)                    2001     116,351             --             --         1,200,000 (11), (13), (14)
Vice President and Director         2000      12,681             --             --                --
(resigned on February 21, 2001)

Sun Kam Fai, Zacky (10)             2001      43,588             --             --                --
Chief Financial Officer             2000     113,831             --             --           650,000 (12) & (15)
(resigned on August 2, 2000)        1999       4,354             --             --

----------

(1) Each of Cheng Chung Hing, Ricky and Cheng Tai Po received a bonus of $129,032 from the Company for fiscal 2001. MSIL paid no bonus in fiscal 2001.

(2) Each of Cheng Chung Hing, Ricky and Cheng Tai Po received a bonus of $129,032 and $161,290 from each of the Company and MSIL respectively for fiscal 2000.

(3) Each of Cheng Chung Hing, Ricky and Cheng Tai Po received a bonus of $161,290 and $129,032 from each of the Company and MSIL respectively for fiscal 1999.

(4)      Yan Sau Man, Amy received a bonus of $25,806 from MSIL for fiscal 2000.

(5) Although the officers receive certain perquisites such as company provided life insurance, medical insurance and mandatory provident fund, the value of such perquisites did not exceed the lesser of $50,000 or 10% of the officer's salary and bonus.

(6) In addition to the amounts referred to in note (1) to (3) above, Cheng Chung Hing, Ricky is provided the right to use a leasehold property of the Company at no cost as his personal residence. The estimated fair rental value of such leasehold property was $66,968, $76,469 and $91,779 for fiscal 2001, 2000 and 1999. The estimated fair rental value is based on the "rateable value" assessed by the Rating and Valuation Department of The Government of Hong Kong Special Administrative Region. According to the Hong Kong Rating Ordinance (Cap. 116), rateable value is an estimate of the annual rental of the relevant premises at a designated valuation reference date. When assessing a rateable value, all factors which would affect rental value, such as age and size of the premises, quality of finishes, location, transport facilities, amenities and open market rents, are considered.

(7) In addition to the amounts referred to in note (1) to (3) above, Cheng Tai Po is provided the right to use a leasehold property of the Company at no cost as his personal residence. The estimated fair rental value of such leasehold property was $152,981, $156,185 and $93,347 for fiscal 2001, 2000 and 1999. The estimated fair rental value is based on the "rateable value" assessed by the Rating and Valuation Department of The Government of Hong Kong Special Administrative Region. According to the Hong Kong Rating Ordinance (Cap. 116), rateable value is an estimate of the annual rental of the relevant premises at a designated valuation reference date. When assessing a rateable value, all factors which would affect rental value, such as age and size of the premises, quality of finishes, location, transport facilities, amenities and open market rents, are considered.

(8) In fiscal 2001, Vichai Phaisalakani became, for the first time, a person whose compensation is to be reported in this table.

(9) In fiscal 2001, Wong Ka Ming became, for the first time, a person whose compensation is to be reported in this table.

(10) In fiscal 1999, Sun Kam Fai, Zacky became, for the first time, a person whose compensation is to be reported in this table.

(11) Cheng Chung Hing, Ricky, Cheng Tai Po, Yan Sau Man, Amy and Wong Ka Ming each received options from MSIL. See "Executive Compensation - Option Grants in Fiscal 2001".

(12) Cheng Chung Hing, Ricky, Cheng Tai Po, Yan Sau Man, Amy and Sun Kam Fai, Zacky each received options from MSIL in fiscal 2000.

(13) Pursuant to the bonus issue of shares in MSIL, the number of shares issuable on the exercise of the options was adjusted on August 3, 2000.

(14) Following the resignation of Wong Ka Ming as an executive director of MSIL, all options granted to him by MSIL expired on March 21, 2001.

(15) In June 2000, Sun Kam Fai, Zacky exercised all his options to purchase 650,000 shares of MSIL. See "Executive Compensation - Option Exercises in Fiscal 2001".


OPTION GRANTS IN FISCAL 2001

The Company

In fiscal 2001, the Company did not grant any option to any of its directors or executive officers.

MSIL

MSIL adopted a share option scheme (the "Share Option Scheme") on September 8, 1997. The Share Option Scheme is administered by the MSIL Board of Directors, whose decisions are final and binding on all parties. The Compensation Committee of the Company takes up a monitoring function.

Options to subscribe for MSIL shares of nominal value of HK$0.10 were granted to the directors and certain senior employees of MSIL on April 28, 2000 at an initial subscription price of HK$0.297 per share. The subscription price represented 80% of the average closing prices of the shares on The Stock Exchange of Hong Kong Limited as stated in such exchange's daily quotation sheets for the five trading days immediately preceding the date on which the options were offered to the directors and employees. The options can be exercised in a period of two years commencing on the expiry of six months after the options are accepted in accordance with the Share Option Scheme, and expiring on the last day of such two-year period.

On August 3, 2000, MSIL issued an additional 105,311,821 bonus shares to its shareholders, on the basis of one bonus share for every five shares of MSIL held. As a result, the number of shares issuable under each option granted by MSIL was adjusted upward and the exercise price per share was adjusted downward, proportionately. The table below set forth the option grant information immediately before and after the bonus issue of shares.

Before bonus issue of shares on August 3, 2000

                                         INDIVIDUAL GRANTS
                            -------------------------------------------
                                              PERCENT OF                                  POTENTIAL REALIZABLE
                            NUMBER OF         TOTAL MSIL                                    VALUE AT ASSUMED
                            SECURITIES         OPTIONS                                       ANNUAL RATE OF
       NAME AND             UNDERLYING        GRANTED TO                                      STOCK PRICE
       PRINCIPAL             OPTIONS          EMPLOYEES      EXERCISE    EXPIRATION          APPRECIATION
       POSITION              GRANTED           IN 2001        PRICE         DATE            FOR OPTION TERM
                                                                                        -----------------------
                                                                                            5%           10%
-----------------------     ----------        ----------    -----------  ----------     ---------     ---------
                               (#)               (%)        (HK$/SHARE)                   (HK$)         (HK$)
Cheng Chung Hing, Ricky     10,000,000          30.30          0.297     10/27/2002     1,211,231     1,730,850
Chairman of the Board,
President, CEO and CFO

Cheng Tai Po                10,000,000          30.30          0.297     10/27/2002     1,211,231     1,730,850
Vice Chairman

Yan Sau Man, Amy             5,000,000          15.15          0.297     10/27/2002       605,616       865,425
Vice President and
Director

Wong Ka Ming (1)             1,000,000           3.03          0.297     10/27/2002       121,123       173,085
Vice President and
Director

After bonus issue of shares on August 3, 2000

                                         INDIVIDUAL GRANTS
                            -------------------------------------------
                                              PERCENT OF                                  POTENTIAL REALIZABLE
                            NUMBER OF         TOTAL MSIL                                    VALUE AT ASSUMED
                            SECURITIES         OPTIONS                                       ANNUAL RATE OF
       NAME AND             UNDERLYING        GRANTED TO                                      STOCK PRICE
       PRINCIPAL             OPTIONS          EMPLOYEES      EXERCISE    EXPIRATION          APPRECIATION
       POSITION              GRANTED           IN 2001       PRICE (2)      DATE          FOR OPTION TERM (2)
                                                                                        -----------------------
                                                                                            5%           10%
-----------------------     ----------        ----------    -----------  ----------     ---------     ---------
                               (#)               (%)        (HK$/SHARE)                   (HK$)         (HK$)
Cheng Chung Hing, Ricky     12,000,000          30.30         0.2475     10/27/2002     1,211,231     1,730,850
Chairman of the Board,
President, CEO and CFO

Cheng Tai Po                12,000,000          30.30         0.2475     10/27/2002     1,211,231     1,730,850
Vice Chairman

Yan Sau Man, Amy             6,000,000          15.15         0.2475     10/27/2002       605,616       865,425
Vice President and
Director

Wong Ka Ming (1)             1,200,000           3.03         0.2475     10/27/2002       121,123       173,085
Vice President and
Director

----------

(1) Following the resignation of Wong Ka Ming as executive director of MSIL, the options granted to him expired on March 21, 2001.

(2) As there was a proportional upward and downward adjustment in the number of shares issuable on the exercise of the options and the exercise price respectively, the potential realizable value at assumed annual rate of stock price appreciation for option term remains unchanged.

AGGREGATED OPTION/SAR EXERCISES IN FISCAL 2001 AND FISCAL YEAR-END OPTION/SAR VALUES

The Company

No executive officer exercised his/her options to purchase Common Stock of the Company in fiscal 2001.

MSIL

Options granted on November 16, 1999

Following the bonus issue of shares on August 3, 2000, the exercise price per share was adjusted downward from HK$0.256 to HK$0.2133.

                                                                   NUMBER OF SECURITIES
                                                                       UNDERLYING           VALUE OF UNEXERCISED
                                                                       UNEXERCISED              IN-THE-MONEY
                                                                     OPTIONS/SARS ON        OPTIONS/SARS ON MARCH
                                                                    MARCH 31, 2001 (#)         31, 2001 (HK$)
                                      SHARES            VALUE         EXERCISABLE/              EXERCISABLE/
                                    ACQUIRED ON        REALIZED       UNEXERCISABLE            UNEXERCISABLE
             NAME                   EXERCISE (#)        (HK$)              (1)                      (2)
----------------------------        ------------       --------    --------------------     ---------------------
Cheng Chung Hing, Ricky                     0               0          1,560,243/0                  N/A
Chairman of the Board,
President, CEO
and CFO

Cheng Tai Po                                0               0          1,560,243/0                  N/A
Vice Chairman

Yan Sau Man, Amy                            0               0          2,400,375/0                  N/A
Vice President and Director


Sun Kam Fai, Zacky                    650,000          41,600                  0/0                  0/0
(Group Financial Controller,
 resigned on Aug 15, 2000)

Ho Suk Han, Sophia                          0               0            540,084/0                  N/A
Secretary

----------

(1) Following the bonus issue of shares on August 3, 2000, the number of shares underlying options was adjusted upward proportionately. See "Executive Compensation - Option Grants in Fiscal 2001".

(2) The market value as at fiscal year end date was lower than the subscription price.


Options granted on April 28, 2000

No executive officer exercised his/her options to purchase shares of MSIL in fiscal 2001.

PERFORMANCE GRAPH

The following graph summarizes cumulative total shareholder return (assuming reinvestment of dividends) on the Common Stock of the Company and IWI Holding Limited ("IWI"), a peer issuer selected by the Company. The Company's Common Stock was first registered under Section 12(g) of the Securities Exchange Act of 1934, as amended, on June 17, 1996. As there was no trading of the Company's Common Stock on June 17 and June 18, 1996, the trading price of the Common Stock of the Company was not available. Therefore, the measurement period hereto commenced on June 19, 1996 and ended on March 31, 2001, the Company's 2001 fiscal year end date. The graph assumes that $100 was invested on June 19, 1996.

The comparisons in this graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of future stock price performance or the financial performance of the Company. Shareholders are encouraged to review the Financial Statements of the Company contained in the accompanying annual report on Form 10-K for the fiscal year ended March 31, 2001.

                              [PERFORMANCE GRAPH]

                                 6/19/96     3/31/97       3/31/98       3/31/99       3/31/00       3/31/01
                                 -------     -------       -------       -------       -------       -------
The Company's Common Stock        $100        $15.57        $ 8.93        $12.50        $16.07        $ 6.47
IWI's Common Stock                $100        $46.67        $ 8.32        $ 3.73        $21.33        $ 3.73

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

Employment Agreements

The Company itself has no employment agreement with any of its officers or employees. However, MSIL entered into Service Agreements with each of Cheng Chung Hing, Ricky, Cheng Tai Po and Yan Sau Man, Amy on September 8, 1997 and September 1, 2000. The major terms of these agreements are as follows:-

- the service agreement of each of Cheng Chung Hing, Ricky, Cheng Tai Po and Yan Sau Man, Amy is for an initial term of 3 years commencing on September 1, 1997 and renewed for another term of 3 years commencing on September 1, 2000. Each service agreement may be terminated by either party by giving the other written notice of not less than 3 months;

- the annual basic salary payable to each of Cheng Chung Hing, Ricky, Cheng Tai Po and Yan Sau Man, Amy shall be HK$3 million, HK$3 million and HK$1.2 million respectively, subject to annual review by the Board of MSIL every year; and

- each of Cheng Chung Hing, Ricky, Cheng Tai Po and Yan Sau Man, Amy is also entitled to a discretionary bonus in respect of each financial year. The amount of such discretionary bonuses shall be determined by the MSIL Board each year, provided that the aggregate of all discretionary bonuses payable by MSIL to its executive directors in any financial year shall not exceed 10% of the net profits (after tax and after extraordinary items) of MSIL for such year as shown in its audited accounts.

Compensation of Directors

No employee of the Company receives any compensation for his or her service as a Director. The non-employee directors of the Company were compensated for their services as directors in fiscal 2001 as follows:-

      Non-employee Directors                              Directors' Fee
      ----------------------                              --------------
                                                               $
      Lai Chau Ming, Matthew                               12,903
      Yuen Ka Lok, Ernest                                  25,806


MSIL paid $25,806 to Alexander Reid Hamilton (who is not a director of the Company) for his services as a director of MSIL. No additional compensation of any nature was paid to any non-employee director of the Company for their services as directors.

An amount of $500 is paid to each non-employee director and to Alexander Reid Hamilton for his participation in each Audit Committee meeting. In fiscal 2001, the Audit Committee members were compensated as follows:-


                                                         Amount Received
                                                         ---------------
    Audit Committee Members                         The Company           MSIL
    -----------------------                         -----------           ----
                                                        ($)               ($)
    Lai Chau Ming, Matthew                             2,000               N/A
    Yuen Ka Lok, Ernest                                2,000             2,000
    Alexander Reid Hamilton                            2,000             2,000


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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock
The information furnished in the following table indicates beneficial ownership of shares of the Company's Common Stock, as of June 28, 2001, by (i) each shareholder of the Company who is known by the Company to be beneficial owner of more than 5% of the Company's Common Stock, (ii) each director, nominee for director and officer of the Company, individually, and (iii) all officers and directors of the Company as a group.


Name and Address                              Amount and Nature of
of Beneficial Owner                          Beneficial Ownership (1)    Percent of Class
-------------------                          ------------------------    ----------------

Cafoong Limited (2) (4)                              2,750,000                 57%
Cheng Chung Hing, Ricky (2) (3) (4)                  2,850,000                 59%
Cheng Tai Po (2) (3) (4)                             2,850,000                 59%
Yan Sau Man, Amy (3) (4)                               100,000                  2%
Lai Chau Ming, Matthew (4)                               - 0 -                   *
Yuen Ka Lok, Ernest (4)                                  - 0 -                   *
Ho Suk Han, Sophia (4)                                   - 0 -                   *
All executive officers and
  directors as a group (6 persons)                   3,050,000                 63%


--------
 *    Less than 1%

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

(3) Each of Cheng Chung Hing, Ricky, Cheng Tai Po and Yan Sau Man, Amy has the right, within 60 days, to exercise non-qualified options granted under the 1996 Stock Option Plan to purchase 100,000 shares of Common Stock of the Company.

(4) Address is 21st Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong.


Preferred Stock

The following table is furnished as of June 28, 2001, to indicate beneficial ownership of the Company's Series A Preferred Shares by each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Series A Preferred Shares.


Name and Address                         Amount and Nature of
of Beneficial Owner                     Beneficial Ownership (1)         Percent of Class
-------------------                     ------------------------         ----------------
Cafoong Limited (1) (2)                         100,000                         100%


-------
(1) Cheng Chung Hing, Ricky and Cheng Tai Po own 60% and 40%, respectively, of all issued and outstanding stock, and are directors, of Cafoong Limited and, accordingly, are deemed to be the beneficial owners of the shares of Series A Preferred Stock of the Company owned by Cafoong Limited.

(2) Address is 21st Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong.


Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

During the past three years, the Company has loaned funds to Cheng Chung Hing, Ricky and Cheng Tai Po, the founders and principal shareholders of the Company. The maximum amount advanced to Cheng Chung Hing, Ricky and Cheng Tai Po during the past three years was $70,001 and $106,086 respectively. During fiscal 2001, the Company advanced $67,213 to Cheng Chung Hing, Ricky and $53,792 to Cheng Tai Po respectively. Both of them repaid the amount before March 31, 2001. All such advances were made on an interest free basis and without definitive repayment terms.

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

   10.12 Agreement for Sale and Purchase dated February 24, 1998, between City Empire Limited and Wealth-In Investment Limited, a subsidiary of the Company, pursuant to which Wealth-In Investment Limited purchased certain real property located at Flat B on the 20th Floor of The Mayfair, One May Road, Hong Kong, at a purchase price of HK$39,732,200 (7)

   10.13 Service Agreement, dated February 10, 2000, between Man Sang International Limited and Wong Ka Ming (8)

   10.14 Service Agreement, dated August 31, 2000, between Man Sang International Limited and Cheng Chung Hing (8)

   10.15 Service Agreement, dated August 31, 2000, between Man Sang International Limited and Cheng Tai Po (8)

   10.16 Service Agreement, dated August 31, 2000, between Man Sang International Limited and Yan Sau Man, Amy (8)

   13.1         Annual report to security holders (4)

   21.1         Subsidiaries of the Company

   24.1         Power of Attorney (included on page 44)

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

(5) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997

(6) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997

(7) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998

(8) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of June, 2001.

MAN SANG HOLDINGS, INC.


By: /s/ CHENG Chung Hing, Ricky
    ___________________________
CHENG Chung Hing, Ricky
Chairman of the Board, President,
Chief Executive Officer and
Chief Financial Officer


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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Name                           Title                                    Date
----                           -----                                    ----

/s/ CHENG Chung Hing, Ricky    Chairman of the Board, President,        June 28, 2001
___________________________    Chief Executive Officer and
CHENG Chung Hing, Ricky        Chief Financial Officer

/s/ CHENG Tai Po                Vice Chairman of the Board               June 28, 2001
___________________________
CHENG Tai Po
/s/ YAN Sau Man, Amy            Vice President and Director              June 28, 2001
___________________________
YAN Sau Man, Amy


SUPPLEMENTAL REPORTS TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

No annual report or proxy material has been forwarded to securities holders of the Registrant covering the Registrant's fiscal 2001; however, if any annual report or proxy material is furnished to security holders in connection with the annual meeting of stockholders to be held in 2001, a copy of any such annual report or proxy materials shall be forwarded to the Commission when it is forwarded to security holders.

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

    10.12 Agreement for Sale and Purchase dated February 24, 1998, between City Empire Limited and Wealth-In Investment Limited, a subsidiary of the Company, pursuant to which Wealth-In Investment Limited purchased certain real property located at Flat B on the 20th Floor of The Mayfair, One May Road, Hong Kong, at a purchase price of HK$39,732,200 (7)

    10.13 Service Agreement, dated February 10, 2000, between Man Sang International Limited and Wong Ka Ming (8)

    10.14 Service Agreement, dated August 31, 2000, between Man Sang International Limited and Cheng Chung Hing (8)

    10.15 Service Agreement, dated August 31, 2000, between Man Sang International Limited and Cheng Tai Po (8)

    10.16 Service Agreement, dated August 31, 2000, between Man Sang International Limited and Yan Sau Man, Amy (8)

    13.1         Annual report to security holders (4)

    21.1         Subsidiaries of the Company

    24.1        Power of Attorney (included on page 44)

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

(5) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997

(6) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997

(7) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998

(8) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000

                         MAN SANG HOLDINGS, INC.

                         Consolidated Financial Statements
                         Years ended March 31, 2001, 2000 and 1999 and Independent Auditors' Report

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



MAN SANG HOLDINGS, INC.



Independent Auditors' Report.................................................F-1


Consolidated Statements of Income and Comprehensive Income
  for the years ended March 31, 2001, 2000 and 1999..........................F-2


Consolidated Balance Sheets as of March 31, 2001 and 2000....................F-3


Consolidated Statements of Stockholders' Equity for the
  years ended March 31, 2001, 2000 and 1999..................................F-5


Consolidated Statements of Cash Flows for the years ended
  March 31, 2001, 2000 and 1999..............................................F-6


Notes to Consolidated Financial Statements...................................F-8

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders and the Board of Directors of Man Sang Holdings, Inc.:


We have audited the accompanying consolidated balance sheets of Man Sang Holdings, Inc. and its subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2001, all expressed in Hong Kong dollars. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Man Sang Holdings, Inc. and its subsidiaries as of March 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE TOUCHE TOHMATSU
Hong Kong
June 28, 2001

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (Dollars in thousands except share data)

                                                                                          Year ended March 31,
                                                                      -------------------------------------------------------------
                                                                         2001             2001             2000              1999
                                                                      ----------       ----------       ----------       ----------
                                                                          US$              HK$              HK$               HK$
Net sales ......................................................          40,143          311,109          279,289          230,915
Cost of sales ..................................................          38,023          294,676          188,153          153,415
                                                                      ----------       ----------       ----------       ----------

Gross profit ...................................................           2,120           16,433           91,136           77,500
Rental income, gross ...........................................             713            5,526            4,620            4,304
                                                                      ----------       ----------       ----------       ----------

                                                                           2,833           21,959           95,756           81,804
Selling, general and administrative expenses:

  Pearls .......................................................          (9,945)         (77,076)         (64,836)         (62,532)
  Real estate investment .......................................            (777)          (6,022)          (3,908)          (4,167)
                                                                      ----------       ----------       ----------       ----------

Operating (loss) income ........................................          (7,889)         (61,139)          27,012           15,105
Interest expense ...............................................            (902)          (6,990)          (5,429)          (4,500)
Interest income ................................................             748            5,799            5,014            4,018
Gain on sale of warrants of a listed subsidiary ................              --               --            2,629               --
Other income ...................................................             866            6,705            3,947            2,076
                                                                      ----------       ----------       ----------       ----------

(Loss) income before income taxes and
  minority interests ...........................................          (7,177)         (55,625)          33,173           16,699
Income taxes benefit (expense) .................................             428            3,320           (4,811)          (2,333)
Minority interests .............................................           2,337           18,112           (8,531)          (5,551)
                                                                      ----------       ----------       ----------       ----------

Net (loss) income ..............................................          (4,412)         (34,193)          19,831            8,815
                                                                      ----------       ----------       ----------       ----------

Other comprehensive (loss) income, net of tax:

  Foreign currency translation adjustments .....................              63              488             (366)           2,043
  Unrealized holding loss on marketable
    securities .................................................            (378)          (2,929)              --               --
                                                                      ----------       ----------       ----------       ----------

Other comprehensive (loss) income, net of tax
  and minority interests .......................................            (315)          (2,441)            (366)           2,043
                                                                      ----------       ----------       ----------       ----------

Comprehensive (loss) income ....................................          (4,727)         (36,634)          19,465           10,858
                                                                      ==========       ==========       ==========       ==========


Basic (loss) earnings per common share .........................      $    (1.00)      $    (7.76)      $     4.59       $     2.05
                                                                      ==========       ==========       ==========       ==========

Diluted (loss) earnings per common share .......................      $    (1.00)      $    (7.76)      $     4.12       $     1.89
                                                                      ==========       ==========       ==========       ==========

Weighted average number of shares of common stock outstanding:

  - basic ......................................................       4,405,960        4,405,960        4,316,069        4,305,960
  - diluted ....................................................       4,405,960        4,405,960        4,783,625        4,665,172
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

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                     ASSETS

                                                                                                       March 31,
                                                                               -----------------------------------------------------
                                                                                 2001                   2001                  2000
                                                                               -------                -------                -------
                                                                                 US$                     HK$                   HK$
Current assets:
Cash and cash equivalents .....................................                  8,425                 65,294                 88,900
Restricted cash ...............................................                  8,371                 64,879                 62,330
Marketable securities .........................................                  1,514                 11,734                     --
Accounts receivable, net of allowance
  for doubtful accounts of HK$5,214 and HK$5,000
  in 2001 and 2000, respectively ..............................                  8,080                 62,620                 55,524
Inventories ...................................................                 14,327                111,045                187,966
Prepaid expenses ..............................................                    244                  1,889                  3,876
Other current assets ..........................................                  1,709                 13,246                 13,316
Income taxes receivable .......................................                    222                  1,725                     --
                                                                               -------                -------                -------

  Total current assets ........................................                 42,892                332,432                411,912

Property, plant and equipment, net ............................                 10,945                 84,821                 97,412
Real estate investment, net ...................................                 10,886                 84,369                 33,027
Long-term investments .........................................                    817                  6,330                  6,330
Goodwill, net of amortization of HK$393 in 2001 ...............                    101                    786                     --
Deferred tax assets ...........................................                    470                  3,643                     --
                                                                               -------                -------                -------

  Total assets ................................................                 66,111                512,381                548,681
                                                                               =======                =======                =======

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS - continued
                    (Dollars in thousands except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                     March 31,
                                                                                ----------------------------------------------------
                                                                                  2001                  2001                  2000
                                                                                --------              --------              --------
                                                                                  US$                    HK$                   HK$
Current liabilities:
  Short-term borrowings ...........................................                9,770                75,718                73,835
  Current portion of long-term debt ...............................                2,119                16,427                 4,621
  Accounts payable ................................................                  447                 3,465                 8,396
  Amount due to affiliate .........................................                   24                   184                   604
  Accrued payroll and employee benefits ...........................                  599                 4,640                 4,026
  Other accrued liabilities .......................................                1,459                11,306                12,006
  Income taxes payable ............................................                   98                   763                 4,190
                                                                                --------              --------              --------

    Total current liabilities .....................................               14,516               112,503               107,678
                                                                                --------              --------              --------

Long-term debt ....................................................                3,781                29,306                20,890
                                                                                --------              --------              --------

Minority interests ................................................               14,482               112,234               127,566
                                                                                --------              --------              --------

Commitments and contingencies (note 11)

Stockholders' equity:
  Series A preferred stock US$0.001 par value
    - authorized, issued and outstanding 100,000
        shares in 2001 and 2000 (entitled in liquidation
        to US$2,500 (HK$19,375)) ..................................                   --                     1                     1
  Series B preferred stock US$0.001 par value
    - authorized 100,000 shares; no shares outstanding ............                   --                    --                    --
  Common stock of par value US$0.001
    - authorized 25,000,000 shares; issued and outstanding,
        4,405,960 shares in 2001 and 2000 .........................                    4                    34                    34
  Additional paid-in capital ......................................               11,363                88,061                85,636
  Retained earnings ...............................................               22,096               171,261               205,454
  Accumulated other comprehensive (loss) income ...................                 (131)               (1,019)                1,422
                                                                                --------              --------              --------

    Total stockholders' equity ....................................               33,332               258,338               292,547
                                                                                --------              --------              --------

    Total liabilities and stockholders' equity ....................               66,111               512,381               548,681
                                                                                ========              ========              ========

See accompanying notes to consolidated financial statements.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)


                                    Series A               Series B
                                 preferred stock        preferred stock         Common stock
                               Shares      Amount      Shares     Amount     Shares      Amount
                             ----------  ----------  ----------  --------  ----------  ----------
                                           HK$                     HK$                   HK$
Balance at March 31, 1998 .  $  100,000  $        1  $       --  $     --  $4,305,960  $       33
Stock compensation expense           --          --          --        --          --          --
Translation adjustment ....          --          --          --        --          --          --
Net income ................          --          --          --        --          --          --
                             ----------  ----------  ----------  --------  ----------  ----------

Balance at March 31, 1999 .     100,000           1          --        --   4,305,960          33
Issuance of common stock on
  exercise of stock options          --          --          --        --     100,000           1
Issuance of common shares
  by subsidiary ...........          --          --          --        --          --          --
Stock compensation expense           --          --          --        --          --          --
Translation adjustment ....          --          --          --        --          --          --
Net income ................          --          --          --        --          --          --
                             ----------  ----------  ----------  --------  ----------  ----------

Balance at March 31, 2000 .     100,000           1          --        --   4,405,960          34
Issuance of common shares
  by subsidiary ...........          --          --          --        --          --          --
Stock compensation expense           --          --          --        --          --          --
Translation adjustment ....          --          --          --        --          --          --
Unrealized holding loss on
  marketable securities ...          --          --          --        --          --          --
Net loss ..................          --          --          --        --          --          --
                             ----------  ----------  ----------  --------  ----------  ----------

Balance at March 31, 2001 .     100,000           1          --        --   4,405,960          34
                             ==========  ==========  ==========  ========  ==========  ==========

                                                 --                    --                    US$4
                                         ==========              ========              ==========

                                                        Accumulated    Total
                             Additional                    other       stock-
                               paid-in       Retained   comprehensive  holders'
                               capital      earnings   income (loss)   equity
                              ----------   ----------   ----------   ----------
                                 HK$           HK$         HK$           HK$
Balance at March 31, 1998 .   $   93,627   $  176,808   $     (255)  $  270,214
Stock compensation expense         1,802           --           --        1,802
Translation adjustment ....           --           --        2,043        2,043
Net income ................           --        8,815           --        8,815
                              ----------   ----------   ----------   ----------

Balance at March 31, 1999 .       95,429      185,623        1,788      282,874
Issuance of common stock on
  exercise of stock options          942           --           --          943
Issuance of common shares
  by subsidiary ...........      (11,598)          --           --      (11,598)
Stock compensation expense           863           --           --          863
Translation adjustment ....           --           --         (366)        (366)
Net income ................           --       19,831           --       19,831
                              ----------   ----------   ----------   ----------

Balance at March 31, 2000 .       85,636      205,454        1,422      292,547
Issuance of common shares
  by subsidiary ...........         (696)          --           --         (696)
Stock compensation expense         3,121           --           --        3,121
Translation adjustment ....           --           --          488          488
Unrealized holding loss on
  marketable securities ...           --           --       (2,929)      (2,929)
Net loss ..................           --      (34,193)          --      (34,193)
                              ----------   ----------   ----------   ----------

Balance at March 31, 2001 .       88,061      171,261       (1,019)     258,338
                              ==========   ==========   ==========   ==========

                               US$11,363    US$22,096      US$(131)   US$33,332
                              ==========   ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                          Year ended March 31,
                                                                   ----------------------------------------------------------------
                                                                    2001               2001                2000               1999
                                                                   -------            -------            -------            -------
                                                                     US$                HK$                HK$                 HK$
Cash flow from operating activities
Net (loss) income ......................................            (4,412)           (34,193)            19,831              8,815
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Bad debt provision ...................................                28                214                278              3,023
  Depreciation and amortization ........................             1,182              9,162              6,698              5,622
  Loss (gain) on sale of property, plant and
    equipment ..........................................                95                733               (146)               (45)
  Minority interests ...................................            (2,337)           (18,112)             8,531              5,551
  Realised gain on sale of marketable
    securities .........................................              (262)            (2,027)                --                 --
  Stock compensation expense ...........................               596              4,620              1,127              2,641
  Changes in operating assets and liabilities:
    Accounts receivable ................................              (921)            (7,136)              (856)            (5,749)
    Inventories ........................................             9,938             77,021            (16,409)           (15,945)
    Prepaid expenses ...................................               256              1,987             (2,353)               910
    Other current assets ...............................                24                187             (2,158)            (6,067)
    Income taxes receivable ............................              (224)            (1,741)                --                 --
    Deferred tax assets ................................              (470)            (3,643)                --                 --
    Accounts payable ...................................              (636)            (4,931)              (433)             4,889
    Amount due to affiliate ............................               (54)              (420)               604                 --
    Accrued payroll and employee benefits ..............                79                614               (698)             1,792
    Other accrued liabilities ..........................              (134)            (1,039)             1,913              1,099
    Income taxes payable ...............................              (443)            (3,432)               206                394
                                                                   -------            -------            -------            -------

Net cash provided by operating activities ..............             2,305             17,864             16,135              6,930
                                                                   -------            -------            -------            -------

Cash flow from investing activities
Expenditure on real estate investment ..................            (4,831)           (37,439)                --                 --
Purchase of marketable securities ......................            (3,030)           (23,486)                --                 --
Purchase of property, plant and equipment ..............            (1,399)           (10,845)            (6,550)           (45,833)
Increase in restricted cash ............................              (313)            (2,422)           (43,499)            (9,306)
Proceeds from sale of marketable securities ............             1,217              9,430                 --                 --
Acquisition of subsidiaries ............................                11                 89                 --                 --
Proceeds from sale of property, plant
  and equipment ........................................                 9                 67                171                123
Purchase of long-term investments ......................                --                 --               (900)                --
                                                                   -------            -------            -------            -------

Net cash used in investing activities ..................            (8,336)           (64,606)           (50,778)           (55,016)
                                                                   -------            -------            -------            -------

Cash flow from financing activities
Increase in short-term borrowings ......................            11,271             87,352             88,115             42,210
Increase in long-term debt .............................             3,226             25,000                 --             20,000
Investment from minority shareholder ...................                68                525              3,092                 --
Repayment of short-term borrowings .....................           (11,028)           (85,469)           (40,835)           (17,740)
Repayment of long-term debt ............................              (617)            (4,778)            (4,665)           (12,601)
Net proceeds from issuance of common stock
  by a subsidiary ......................................                --                 --             12,769                 --
Net proceeds from issuance of common stock .............                --                 --                943                 --
Dividend paid to minority shareholders .................                --                 --             (1,294)            (3,320)
Increase in bank overdrafts ............................                --                 --                 --              2,896
Repayment of bank overdrafts ...........................                --                 --                 --             (2,896)
                                                                   -------            -------            -------            -------

Net cash provided by financing activities ..............             2,920             22,630             58,125             28,549
                                                                   -------            -------            -------            -------

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                             (Dollars in thousands)

                                                                                            Year ended March 31,
                                                                      -------------------------------------------------------------
                                                                        2001              2001             2000               1999
                                                                      -------           -------           -------           -------
                                                                        US$               HK$              HK$                HK$
Net (decrease) increase in cash and cash
  equivalents ..............................................           (3,111)          (24,112)           23,482           (19,537)

Cash and cash equivalents at beginning
  of year ..................................................           11,486            88,900            66,196            83,918

Exchange adjustments .......................................               50               506              (778)            1,815
                                                                      -------           -------           -------           -------

Cash and cash equivalents at end of year ...................            8,425            65,294            88,900            66,196
                                                                      =======           =======           =======           =======


Supplementary disclosures of cash flow information:

Cash paid during the year for:

  Interest and finance charges .............................              916             7,101             5,530             4,525
  Income taxes paid ........................................              706             5,475             4,605             1,935

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands except share data)


1.       ORGANIZATION AND BASIS OF FINANCIAL STATEMENTS

         ACTIVITIES AND ORGANIZATION

         Man Sang Holdings, Inc. (the "Company") was incorporated in the State of Nevada, the United States of America on November 14, 1986.

         The principal activities of the Company comprise the processing and sale of fresh water and cultured pearls and pearl jewelry products. The selling and administrative activities are performed in the Hong Kong Special Administrative Region of the People's Republic of China ("Hong Kong") and the processing activities are conducted by subsidiaries operating in Guangdong Province, the People's Republic of China ("China"). The Company also derives rental income from real estate located at its pearl processing facility in China and from offices in Hong Kong. The Company's activities are principally conducted by its majority held publicly traded subsidiary, Man Sang International Limited ("MSIL").

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

         On November 6, 1999 a wholly owned subsidiary of MSIL acquired for cash of HK$900 an 18% equity interest in Gold Treasure International Jewellery Company Limited ("GTI"). The principal business of GTI is the production of accessories in gold, silver and/or other gems.

         In April, 2000, MSIL acquired all the issued share capital of Intimex Business Solutions Company Limited ("IBS") at a consideration of HK$2,100 which was satisfied by an issue of 42,000,000 new shares of HK$0.05 each in Cyber Bizport Limited, a wholly owned subsidiary of MSIL, representing 21% of the enlarged issued share capital of Cyber Bizport Limited. The principal business of IBS is the provision of computer consultancy services.

         The acquisition was accounted for as a purchase and the results of IBS and its subsidiary have been included in the accompanying consolidated financial statements since the date of acquisition. The excess of the purchase consideration over the fair value of the net assets acquired was HK$1,179 and has been recorded as goodwill which is being amortized on a straight-line basis over three years.

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

         During the year ended March 31, 2000, the Company sold part of its holding in the warrants issued by MSIL resulting in a gain of $2,629. At March 31, 2000, the exercise by minority shareholders in MSIL of warrants outstanding at that date would have the effect of reducing the Company's holding in MSIL from 67.68% to 61.32%

         During the year ended March 31, 2001, MSIL issued 105,312,000 shares of HK$0.10 each as a result of the bonus issue of shares in MSIL on the basis of one bonus share for every five shares held on August 2, 2000. At March 31, 2001, the Company held approximately 67.42% of the issued share capital of MSIL.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)



1.       ORGANIZATION AND BASIS OF FINANCIAL STATEMENTS - continued

         BUSINESS RISKS

         During the three years ended March 31, 2001, over 91% of the Company's purchases were pearls. As pearl is a commodity and its value is subject to prevailing market conditions, it is a customary practice in the pearl market that buyers and sellers of pearls do not normally enter into any long-term contracts. The Company currently does not have any fixed term purchase contracts with any pearl farmers or suppliers. The Company also considers that any adverse change in climate and environmental conditions at the source regions of pearls may have an adverse effect on pearl harvesting and hence the supply of pearls. The Company has developed relationships with a network of suppliers to ensure a continuous supply of different types of pearls.

         The Company has adopted a policy of diversification of sources under which pearls are purchased from different suppliers in different countries or regions so that the Company is less susceptible to changes in raw materials supply due to the changes in climate and environmental conditions at any particular source region. The Company negotiates the purchases of pearls on an as needed basis at prevailing market prices. The prices of pearls fluctuate according to demand and supply conditions in the market. Any significant increase in the prices of pearls may affect the profitability of the Company. The Company has expanded its product range in recent years in order to reduce the impact of price fluctuations of any one type of pearl. However, there can be no assurance that pearls will be available from its suppliers in the quantities, of the quality and on the terms required by the Company. For each of the three years ended March 31, 2001 the largest supplier of the Company accounted for approximately 12.1%, 10.5% and 23.9% of the Company's total purchases, respectively.

         Of the Company's purchases, approximately 39% in 2001, 52% in 2000 and 69% in 1999 was settled in Renminbi ("RMB"), the currency of China. Accordingly, the Company has a direct exposure to the risk of any adverse exchange rate fluctuation in RMB. Nevertheless, the Company has not recorded any material foreign currency gain or loss or experienced any difficulties in obtaining sufficient RMB during the past three years.

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

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)



1.       ORGANIZATION AND BASIS OF FINANCIAL STATEMENTS - continued

         BASIS OF PREPARATION

         The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which differ from those used in the statutory accounts of its subsidiaries. The principal adjustments made by the Company to conform the statutory accounts of the subsidiaries to U.S. GAAP relate to the amortization of property held for real estate investment, which is not amortized for local statutory reporting, the restatement of real estate investment at cost, which is stated at open market value estimated by external professional valuers for local statutory reporting, the recognition of compensation cost over the vesting period for the stock options granted by the Company and MSIL, which is not required for local statutory reporting and the recognition of deferred tax asset, which is not recognized for local statutory reporting unless its recoverability is assured beyond reasonable doubt. At March 31, 2001, there was no material difference between the retained earnings computed under US GAAP and the retained earnings available for distribution prepared in accordance with the accounting principles used in the preparation of the statutory accounts of the subsidiaries.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of consolidation - The consolidated financial statements include the assets, liabilities, revenues and expenses of Man Sang Holdings, Inc. and all its subsidiaries. All material intra-group transactions and balances have been eliminated.

         Goodwill - The excess of the purchase price over the fair value of net assets acquired is recorded on the consolidated balance sheet as goodwill. Goodwill is amortized to expense on a straight-line basis over three years. Periodically, the Company reviews the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. In management's opinion, no material impairment exists at March 31, 2001. Amortization expense was HK$393 in 2001.

         Cash and cash equivalents - Cash and cash equivalents include cash on hand, demand deposits, interest bearing savings accounts, and time certificates of deposit with an original maturity of three months or less.

         Inventories - Inventories are stated at the lower of cost determined by the weighted average method, or market value. Finished goods inventories consist of raw materials, direct labor and overhead associated with the processing of pearls.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

         Marketable securities - The Company classifies its marketable securities as available-for-sale and carries them at market value with a corresponding recognition of net unrealized holding gain or loss (net of tax) as a separate component of stockholders' equity until realized. Gains and losses on sales of securities are computed on a specific identification basis. Marketable securities comprise:

                                                                              March 31,
                                                                       ------------------------
                                                                        2001             2000
                                                                       -------         --------
                                                                         HK$              HK$
         Securities listed in Hong Kong:

         Cost .................................................         16,083               --
         Gross unrealized losses, including minority interests'
           share of a loss of HK$1,420 in 2001 ................         (4,349)              --
                                                                       -------         --------

                                                                        11,734               --
                                                                       =======         ========

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

         Assets under construction are not depreciated until construction is complete and the assets are ready for their intended use. Interest capitalized during construction was HK$340 during the year ended March 31, 1999. No interest was capitalized in the years ended March 31, 2000 and 2001.

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

         Revenue recognition - The Company recognizes revenue at the time products are shipped to customers and collectibility for such sales is reasonably assured. Property rental is recognized on a straight-line basis over the term of the lease, and is stated at the gross amount.

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

         Net earnings per share ("EPS") - Basic EPS excludes dilution and is computed by dividing net income attributable to common shareholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (warrants to purchase common stock and common stock options) were exercised or converted into common shares. EPS for all periods presented have been computed in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings Per Share" issued by the Financial Accounting Standards Board.

         Reconciliation of the basic and diluted EPS is as follows:

                                                  For the year ended March 31, 2001        For the year ended March 31, 2000
                                                 -----------------------------------        ---------------------------------
                                                  Loss        Shares            EPS        Earnings    Shares            EPS
                                                 -------     ---------         -----        ------    ---------          ----
                                                 HK$'000                        HK$         HK$'000                      HK$
         Basic EPS
         Net (loss) income available to
           common stockholders ............      (34,193)    4,405,960         (7.76)       19,831    4,316,069          4.59
                                                                          ==========                               ==========

         Effect of dilutive securities
           Stock options granted by the
           Company ........................           --            --                         --       467,556
           Stock options and warrants
             granted by a listed subsidiary           --            --                       (139)          --
                                               ---------     ---------                  ----------    ---------

         Diluted EPS
         Net (loss) income available to
           common stockholders,
           including conversion ...........      (34,193)    4,405,960         (7.76)       19,692    4,783,625          4.12
                                               =========     =========    ==========     =========    =========    ==========

                                                     For the year ended March 31, 1999
                                                       --------------------------------
                                                     Earnings    Shares             EPS
                                                       -----    ---------          ----
                                                     HK$'000                        HK$
         Basic EPS
         Net (loss) income available to
           common stockholders ............            8,815    4,305,960          2.05
                                                                             ==========
         Effect of dilutive securities
           Stock options granted by the
           Company ........................               --      359,212
           Stock options and warrants
             granted by a listed subsidiary               --            --
                                                   ---------    ----------

         Diluted EPS
         Net (loss) income available to
           common stockholders,
           including conversion ...........            8,815    4,665,172          1.89
                                                   =========    =========    ==========

         In 1999, the effect on consolidated EPS of both warrants and options issued by MSIL were antidilutive because their exercise prices were greater than the average market price of the ordinary shares of MSIL.

         In 2001, the effect on consolidated EPS of both warrants and options issued by MSIL and options issued by the Company were not included in the computation of diluted earnings per share because it would have resulted in antidilutive effect.

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

         Staff retirement plan costs - The Company's costs related to the staff retirement plans are charged to the consolidated statement of income as incurred.

         Translation into United States Dollars - The financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of Hong Kong dollar amounts into US dollars are for convenience only and have been made at the rate of HK$7.75 to US$1, the approximate free rate of exchange at March 31, 2001. Such translations should not be construed as representations that the Hong Kong dollar amounts could be converted into US dollars, at that rate or any other rate.

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

         Comprehensive income - The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income". Accumulated other comprehensive income represents translation adjustments and unrealized holding loss on marketable securities and is included in the stockholders' equity section of the balance sheet.

         Reclassification - Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year's presentation. These reclassifications had no effect on the net income or financial position for any year presented.

         New accounting standard not yet adopted - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Management has completed the analysis of the impact and concluded that there was no significant effect on the consolidated financial statements of the Company on adoption of SFAS No. 133 on April 1, 2001.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)


3.       OTHER INCOME

         Other income consists of the following:

                                                                                             Year ended March 31,
                                                                                  2001               2000            1999
                                                                                  ----               ----            ----
                                                                                   HK$                HK$             HK$
         Gain on sale of marketable securities.............................        2,027              -                -
         Foreign currency exchange gain, net...............................        1,722             2,696            1,431
         Others............................................................        2,956             1,251              645
                                                                                 -------           -------          -------

                                                                                   6,705             3,947            2,076
                                                                                 =======           =======          =======



4.       INCOME TAXES

         Income is subject to taxation in the various countries in which the Company and its subsidiaries operate.

         The components of (loss) income before income taxes and minority interests are as follows:

                                                                                             Year ended March 31,
                                                                                  2001               2000            1999
                                                                                  ----               ----            ----
                                                                                   HK$                HK$             HK$

         Hong Kong.........................................................      (35,682)              889            8,117
         Other regions in China............................................      (16,581)           34,072           14,579
         Corporate expenses, net...........................................       (3,362)           (1,788)          (5,997)
                                                                                 -------           -------          -------

                                                                                 (55,625)           33,173           16,699
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


4.       INCOME TAXES - continued

         Hong Kong companies are subject to Hong Kong taxation on their activities conducted in Hong Kong. Under the current Hong Kong laws, dividends and capital gains arising from the realization of investments are not subject to income taxes and no withholding tax is imposed on payments of dividends by the Hong Kong incorporated subsidiaries to the Company.

         The Company has three subsidiaries which are incorporated in Guangdong Province, China and operate in the special economic zone of Shenzhen. These companies are subject to Chinese income taxes at the applicable tax rate (currently 15%) on taxable income based on income tax laws applicable to foreign enterprises. Pursuant to the same income tax laws, the subsidiaries are fully exempt from Chinese income tax on their manufacturing operations for two years starting from the first profit-making year, followed by a 50% exemption for the next three years. The exemptions applicable to one of these companies expire in calendar year 2002 and other two subsidiaries' exemption expired on December 31, 2000 and 1999, respectively. These exemptions do not apply to rental income.

         The provision for income taxes consists of the following:

                                                                                           Year ended March 31,
                                                                                  2001               2000            1999
                                                                                  ----               ----            ----
                                                                                   HK$                HK$             HK$
         Current tax:

         United States.....................................................         (212)              928              287
         Subsidiaries operating in:
           Hong Kong.......................................................         (198)            1,196            1,941
           Other regions in China..........................................          733             2,687              105
                                                                                 -------           -------          -------
                                                                                     323             4,811            2,333
         Deferred tax:

         Subsidiary operating in Hong Kong.................................       (3,643)             -                -
                                                                                 -------           -------          -------

         Total                                                                    (3,320)            4,811            2,333
                                                                                 =======           =======          =======


         Had the tax holidays and concessions detailed above not been available, the tax charge would have been increased by HK$928 in 2001, HK$2,258 in 2000 and HK$2,247 in 1999 and basic (loss) earnings per share would have been increased by HK$0.21 in 2001, reduced by HK$0.52 in 2000 and HK$0.52 in 1999, and diluted (loss) earnings per share increased by HK$0.21 in 2001, reduced by HK$0.47 in 2000 and HK$0.48 in 1999.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)


4.       INCOME TAXES - continued

         A reconciliation between the provision for income taxes computed by applying the United States statutory tax rate to income before taxes and the actual provision for income taxes is as follows:

                                                                                             Year ended March 31,
                                                                                  2001               2000            1999
                                                                                  ----               ----            ----
                                                                                   HK$                HK$             HK$
         Applicable U.S. federal tax rate..................................          34%               34%              34%
                                                                                 -------           -------          -------

         Provision of income taxes at the applicable
           U.S. federal tax rate on income for the year....................      (18,913)           11,279            5,677
         Non-deductible expenses ..........................................        9,360              -                -
         Changes in valuation allowance....................................        5,490              -                -
         International rate difference.....................................        1,478            (6,434)          (3,338)
         Adjustment of estimated tax due...................................         (729)              205             (554)
         Other.............................................................           (6)             (239)             548
                                                                                 -------           -------          -------

         Income tax provision..............................................       (3,320)            4,811            2,333
                                                                                 =======           =======          =======

         Details of deferred tax asset are as follows:
                                                                                                          March 31,
                                                                                                   2001              2000
                                                                                                   ----              ----
                                                                                                    HK$               HK$
         Deferred tax assets:
           Operating loss carryforwards.................................................             9,133             -
           Valuation allowance..........................................................            (5,490)            -
                                                                                                   -------          -------

                                                                                                     3,643             -
                                                                                                   =======          =======



         At March 31, 2001, subsidiaries of the Company had tax loss carryforwards for Hong Kong tax purposes, subject to the agreement of the Hong Kong Inland Revenue Department, amounting to approximately HK$54,232, which have no expiration date. At March 31, 2001, subsidiaries had tax loss carryforwards in China of approximately HK$3,040, which can be carried forward for a period of five years. The loss carryforwards can only be utilized by the subsidiaries generating the losses.

         Due to the uncertainty of the realization of certain operating loss carryforwards, the Company has established a valuation allowance against these carryforward benefits in the amount of HK$5,490. Except to the extent that valuation allowances have been established, the Company believes the carryforward benefits will be realized within three years from March 31, 2001.

         U.S. deferred tax liabilities have not been provided on approximately HK$227,403 in undistributed earnings of foreign subsidiaries because the Company intends to reinvest those earnings permanently. If such earnings were paid as dividends to the Company in a single distribution, the estimated U.S. income tax, net of foreign tax credits, if allowable, would be approximately HK$77,317.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)



5.       INVENTORIES

         Inventories by major categories are summarized as follows:

                                                                                                          March 31,
                                                                                                     2001            2000
                                                                                                     ----            ----
                                                                                                      HK$             HK$

         Raw materials..................................................................             1,618            1,781
         Work in progress...............................................................            31,611           33,987
         Finished goods.................................................................            77,816          152,198
                                                                                                   -------          -------

                                                                                                   111,045          187,966
                                                                                                   =======          =======


         During the year ended March 31, 2001, the Company made a write-down of inventories, amounting to HK$65,000.


6.       STAFF RETIREMENT PLAN

         According to the Mandatory Provident Fund ("MPF") legislation regulated by the Mandatory Provident Fund Scheme Authority in Hong Kong, with effect from December 1, 2000, the Company is required to participate in an MPF scheme operated by approved trustees in Hong Kong and to make contributions for its eligible employees. The contributions borne by the Company are calculated at 5% of the salaries and wages (monthly contribution is limited to 5% of HK$20 for each eligible employee) as calculated under the MPF legislation. The contributions made for the year ended March 31, 2001 amounted to HK$248.


7.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                                                                                          March 31,
                                                                                                     2001            2000
                                                                                                     ----            ----
                                                                                                      HK$             HK$

         Leasehold land and buildings...................................................            90,777          100,399
         Plant and machinery ...........................................................             6,839            6,056
         Furniture and equipment........................................................             8,688            6,008
         Motor vehicles.................................................................             4,487            4,483
         Less: accumulated depreciation.................................................           (25,970)         (20,231)
         Construction in progress.......................................................              -                 697
                                                                                                   -------          -------

         Net book value.................................................................            84,821           97,412
                                                                                                   =======          =======

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)



7.       PROPERTY, PLANT AND EQUIPMENT - continued

         Included in property, plant and equipment are assets acquired under capital leases with the following net book values:

                                                                                                          March 31,
                                                                                                     2001            2000
                                                                                                     ----            ----
                                                                                                      HK$             HK$
         At cost:
         Motor vehicles.................................................................               870              870
         Less: accumulated depreciation.................................................              (753)            (536)
                                                                                                   -------          -------

                                                                                                       117              334
                                                                                                   =======          =======


         Amortization of capital lease assets, which is included in depreciation expense in the accompanying consolidated statements of income, was HK$217 in 2001, HK$218 in 2000 and HK$307 in 1999.


8.       REAL ESTATE INVESTMENT

                                                                                                          March 31,
                                                                                                     2001            2000
                                                                                                     ----            ----
                                                                                                      HK$             HK$
         At cost:
         Leasehold land and buildings        - Hong Kong................................            62,752            9,511
                                             - Other regions of China...................            27,631           27,625
         Less: accumulated depreciation.................................................            (6,014)          (4,109)
                                                                                                   -------          -------

                                                                                                    84,369           33,027
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

         Rental income relating to such operating leases is included in gross rental income in the consolidated statements of income and amounted to HK$5,526 in 2001, HK$4,620 in 2000 and HK$4,304 in 1999.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)



9.       SHORT-TERM BORROWINGS

         Short-term borrowings comprise:

                                                                                                         March 31,
                                                                                                     2001            2000
                                                                                                     ----            ----
                                                                                                      HK$             HK$
         Bank borrowings:
           Import bank loans............................................................              -                 400
           Other bank loans.............................................................            75,718           73,435
                                                                                                   -------          -------

         Total bank borrowings..........................................................            75,718           73,835
                                                                                                   =======          =======


         Weighted average interest rate on
           borrowings at end of year....................................................             5.97%            6.09%
                                                                                                   =======          =======


         At end of year:

         Bank credit facilities.........................................................           176,843          138,435
         Utilized ......................................................................            75,718           73,835
                                                                                                   -------          -------

         Bank credit facilities available...............................................           101,125           64,600
                                                                                                   =======          =======


         Interest rates are generally based on the banks' prime lending rates and the credit lines are normally subject to periodic review. There are no significant covenants or other financial restrictions relating to the Company's short-term borrowings.

         At March 31, 2001, leasehold land and buildings with a net book value of HK$57,432, real estate investments with a net book value of HK$67,822 and cash of HK$64,879 were pledged as collateral for the above facilities and long-term debt described in note 10. Other than the cash pledged, there is no restriction on the use of the assets pledged for such facilities and bank loans.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)



10.      LONG-TERM DEBT

                                                                                                          March 31,
                                                                                                     2001           2000
                                                                                                     ----           ----
                                                                                                      HK$            HK$
         Long-term debt consists of:

         Bank loan bearing interest at Hong Kong Inter-Bank Offered Rate
           ("HIBOR") (4.90179% at March 31, 2000) plus 1.25%, repayable
           by monthly instalments of HK$156 through 2009................................            24,844             -
         Bank loan bearing interest at HIBOR plus 2.5%, repayable by
           quarterly instalment of HK$625 through 2007..................................            12,916           15,417
         Bank loan bearing interest at HIBOR plus 3%, repayable by
           quarterly instalments of HK$300 through 2006.................................             5,400            6,600
         Bank loan bearing interest at Hong Kong Best Lending Rate
           (8% at March 31, 2000) plus 0.25%, repayable by monthly
           instalments  of HK$53 through 2005...........................................             2,118            2,754
         Bank loan bearing interest at Hong Kong Best Lending Rate plus
           0.25%, repayable by monthly instalments of HK$8 through 2005.................               332              425
         Capital lease obligations bearing interest at 9.13% to 11.83%
           per annum....................................................................               123              315
                                                                                                   -------          -------

         Total..........................................................................            45,733           25,511
         Current portion of long-term debt..............................................            16,427            4,621
                                                                                                   -------          -------

         Long-term debt, less current portion...........................................            29,306           20,890
                                                                                                   =======          =======

         Maturities of long-term debt as of March 31, 2001 are as follows:

                                                                                                                     HK$
         Year ending March 31,
         2002...............................................................................................         16,427
         2003...............................................................................................          6,304
         2004...............................................................................................          6,304
         2005...............................................................................................          5,838
         2006...............................................................................................          4,975
         After 2006.........................................................................................          5,885
                                                                                                                    -------

                                                                                                                     45,733
                                                                                                                    =======


         There are no significant covenants or other financial restrictions relating to the Company's long-term debt.

         Details of assets pledged by the Company as collateral for the above bank loans are described in note 9.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)



11.      COMMITMENTS AND CONTINGENCIES

         The Company leases premises under various operating leases which do not contain any escalation clauses and all of the leases contain a renewal option. Rental expense under operating leases was HK$4,916 in 2001, HK$2,315 in 2000 and HK$4,028 in 1999.

         As at March 31, 2001, the Company and its subsidiaries were obligated under capital leases and non cancelable operating leases requiring minimum rentals as follows:

                                                                                                   Capital           Operating
                                                                                                    leases             leases
                                                                                                   ----------       -----------
                                                                                                      HK$               HK$
         Year ending March 31,
           2001..............................................................................          128            4,591
           2002..............................................................................         -               2,703
                                                                                                   -------          -------

         Total minimum lease payments........................................................          128            7,294
                                                                                                                    =======

         Less: amount representing interest..................................................           (5)
                                                                                                   -------

         Present value of minimum lease payments.............................................          123
                                                                                                   =======

12.      CAPITAL STOCK

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

         The Series B preferred shares are convertible into common stock commencing on or after 45 days following the sale of such shares. Each of the Series B preferred shares is convertible into the number of shares of common stock determined by dividing US$1 by an amount equal to the lesser of (1) the market price of the common stock on the closing date of the sale of such shares or (2) 70% of the average closing bid price of the common stock for the five trading days preceding the conversion. The right of the holders of Series B preferred shares to convert such shares into common stock expired on December 31, 1997. The Series B preferred shares have a liquidation preference of US$1,000 per share and are subject, at the election of the Company, to redemption or conversion at such price after December 31, 1997. At March 31, 2001, no shares of Series B preferred stock were outstanding.


13.      STOCK OPTION PLANS

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



13.      STOCK OPTION PLANS - continued

         Option activity of the Holding Company Options is as follows:

                                                                    Number                     Option price per share
                                                                  of Holding                  with the weighted average
                                                                Company Options              option price in parenthesis
                                                                ---------------              ---------------------------
         Outstanding at April 1, 1998                                850,000                 US$1.22
         Granted                                                     350,000                 US$1.5, US$3.5, and
                                                                                               US$5 (US$3.429)
         Cancelled                                                  (350,000)                US$1.22, US$3.5 and
                                                                                               US$5 (US$3.0625)
                                                                    --------

         Outstanding at March 31, 1999                               850,000                 US$1.22 and US$1.5
                                                                                               (US$1.2529)
         Cancelled                                                  (150,000)                US$1.22
         Exercised                                                  (100,000)                US$1.22
                                                                    --------

         Outstanding at March 31, 2000                               600,000                 US$1.22 and US$1.5
                                                                                               (US$1.2667)
         Cancelled                                                  (100,000)                US$1.5
                                                                    --------

         Outstanding at March 31, 2001                               500,000                 US$1.22
                                                                    ========


         Total number of options exercisable and the weighted average exercise price were 500,000 and 600,000 and US$1.22 and US$1.2667 as of March 31, 2001 and 2000, respectively.

         Additional information on options outstanding at March 31, 2001 is as follows:

                                             Options outstanding and exercisable as of March 31, 2001
                                             --------------------------------------------------------
                                                                        Weighted
                                              Number                     average              Weighted
                                            outstanding                 remaining              average
                                                and                    contractual            exercise
           Exercise price                   exercisable               life (years)              price
           --------------                   -----------               ------------              -----
                 US$                                                                             US$
                1.22                            500,000                      6.55                  1.22
                                                =======                   =======               =======


         At March 31, 2001 and 2000, 1,400,000 and 1,300,000 options, respectively, were available for future grant under the Plan.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)



13.      STOCK OPTION PLANS - continued

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

         Option activity of the MSIL options is as follows:

                                                                    Number                Option price per share
                                                                    of MSIL              with the weighted average
                                                                    Options             option price in parenthesis
                                                                    -------             ---------------------------
         Outstanding at April 1, 1998                             45,250,000          HK$0.6208 and HK$0.4460
                                                                                        (HK$0.5874)
         Cancelled                                                (4,000,000)         HK$0.6208
                                                                  ----------

         Outstanding at March 31, 1999                            41,250,000          HK$0.6208 and HK$0.4460
                                                                                        (HK$0.5841)
         Granted                                                   9,800,000          HK$0.2560
         Cancelled                                                (4,800,000)         HK$0.6208 and HK$0.2560
                                                                  ----------

         Outstanding at March 31, 2000                            46,250,000          HK$0.6208 and HK$0.4460
                                                                                        and HK$0.2560 (HK$0.5108)
         Granted                                                  33,000,000          HK$0.2970
         Lapsed                                                  (36,450,000)         HK$0.6208 and HK$0.446
         Exercised                                                (2,050,000)         HK$0.2560
         Adjusted                                                  8,151,450          (Note)
         Cancelled                                                (1,200,000)         HK$0.2475
                                                                  ----------

         Outstanding at March 31, 2001                            47,701,450          HK$0.2133 and HK$0.2475
                                                                                        (HK$0.2408)
                                                                  ==========


         Note: MSIL issued bonus shares to its shareholders on August 3, 2000; the number and the exercise prices of the MSIL options in issue were adjusted accordingly pursuant to the Scheme.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)



13.      STOCK OPTION PLANS - continued

         Total number of options exercisable and the weighted average exercise price were 47,701,450 and 36,450,000 and HK$0.2408 and HK$0.5793 as of
         March 31, 2001 and 2000, respectively.

         Additional information on options outstanding at March 31, 2001 is as follows:

                                                              Options outstanding and exercisable as of March 31, 2001
                                                              --------------------------------------------------------
                                                                                         Weighted
                                                                    Number                average              Weighted
                                                                  outstanding            remaining              average
              Range of                                                and               contractual            exercise
           exercise prices                                        exercisable          life (years)              price
           ---------------                                        -----------          ------------              -----
                 HK$                                                                                              HK$
               0.2133                                               9,301,450                 1.13                0.2133
               0.2475                                              38,400,000                 1.58                0.2475
                                                                   ----------              -------               -------

                Total                                              47,701,450                 1.49                0.2408
                                                                   ==========              =======               =======


         At March 31, 2001 and 2000, 13,230,643 and 6,196,350 options, respectively, were available for future grant under the Scheme.

         COMPENSATION EXPENSE

         The Company has elected to account for the Holding Company Options and the MSIL Options using the fair value method. The fair values of each Holding Company Option granted on February 1, 1999 and September 16, 1997 and of each MSIL Option granted on October 16, 1997, December 3, 1997, November 16, 1999 and April 28, 2000 were calculated to be US$0.32, US$0.63, HK$0.13, HK$0.19 and HK$0.07 and HK$0.14,
         respectively, using the Black-Scholes option pricing model, with the following assumptions:

                                                        Holding Company                                MSIL Options
                                                      Options granted on                                granted on
                                               --------------------------------   --------------------------------------------------
                                                                                                    October 10, 1997
                                                                                                           and
                                            February 1, 1999  September 16, 1997  November 16, 1999 December 3, 1997  April 28, 2000
         Risk-free interest rate per annum         4.75%             5.90%              5.50%              5.25%             6%
         Expected life                            3 years           2 years            2 years            2 years          2 years
         Expected volatility                        60%               63%                23%                33%              62%
         Expected dividend yield                    Nil               Nil                5%                 5%               5%

         The total compensation expense of the Holding Company Options and the MSIL Options recognized in the consolidated statements of income for the years ended March 31, 2001, 2000 and 1999, net of minority interests' share of HK$1,499, HK$264 and HK$839, was HK$3,121, HK$863 and HK$1,802, respectively.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)



14.      RELATED PARTY TRANSACTIONS

         During the periods presented, leasehold properties were provided free of charge to Mr. C.H. Cheng and Mr. T.P. Cheng, directors of the Company, for their residential use.

         In addition, the Company advanced HK$938 in 2001, HK$897 in 2000 and HK$1,084 in 1999 to certain directors on an interest-free basis without specific repayment terms. All amounts were repaid during each year.

         The Company also had sales of HK$5,415 and HK$3,512 in 2001 and 2000, respectively, to GTI, in which the Company holds an equity interest of 18%.


15.      CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

         A substantial percentage of the Company's sales is made to a small number of customers and is typically on an open account basis. In no period did sales to any one customer account for 10% or more of total sales.

         Details of the amounts receivable from the five customers with the largest receivable balances at March 31, 2001 and 2000 are as follows:

                                                                                                Percentage of accounts receivable
                                                                                                       March 31,
                                                                                                 2001                2000
                                                                                                 ----                ----
         Five largest receivable balances.............................................           45.86%              38.98%

         The Company is not aware of any financial difficulties being experienced by its major customers. Bad debt provisions were HK$364 in 2001, HK$278 in 2000 and HK$3,023 in 1999. The deductions from the allowance for doubtful accounts which represented write-offs of bad debts were HK$150 in 2001 and HK$278 in 2000.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)



16.      FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         The carrying amounts of cash, accounts receivable, accounts payable, short-term borrowings and long-term debt are reasonable estimates of their fair values. The interest rates on the Company's short-term borrowings and long-term debt approximate those which would have been available at March 31, 2001 for debt of the same remaining maturities.

         All the financial instruments are for trade purposes.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)



17.      SEGMENT INFORMATION


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


         Contributions of the major activities, profitability information and asset information are summarized below:

                                                                                           Year ended March 31,
                                                                                  2001               2000            1999
                                                                                  ----               ----            ----
                                                                                   HK$                HK$             HK$
         Revenues from external customers:
           Pearls..........................................................      311,109           279,289          230,915
           Real estate investment..........................................        5,526             4,620            4,304
                                                                                 -------           -------          -------

                                                                                 316,635           283,909          235,219
                                                                                 =======           =======          =======

         Operating (loss) income:
           Pearls..........................................................      (60,643)           26,300           14,968
           Real estate investment..........................................         (496)              712              137
                                                                                 -------           -------          -------

                                                                                 (61,139)           27,012           15,105
                                                                                 =======           =======          =======

         Interest expense:
           Pearls..........................................................        2,898             2,217              983
           Real estate investment..........................................        2,368               991              207
           Corporate assets................................................        1,724             2,221            3,310
                                                                                 -------           -------          -------

                                                                                   6,990             5,429            4,500
                                                                                 =======           =======          =======

         Depreciation and amortization:
           Pearls..........................................................        6,597             4,399            3,405
           Real estate investment..........................................        1,033               749              681
           Corporate assets................................................        1,532             1,550            1,536
                                                                                 -------           -------          -------

                                                                                   9,162             6,698            5,622
                                                                                 =======           =======          =======

         Capital expenditure for segment assets:
           Pearls..........................................................        6,416             7,450           12,916
           Real estate investment..........................................       37,439              -                -
           Corporate assets................................................        4,429              -              32,917
                                                                                 -------           -------          -------

                                                                                  48,284             7,450           45,833
                                                                                 =======           =======          =======

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)


17.      SEGMENT INFORMATION - continued

                                                                                           Year ended March 31,
                                                                                  2001               2000            1999
                                                                                  ----               ----            ----
                                                                                   HK$                HK$             HK$
         Segment assets:
           Pearls..........................................................      355,592           441,017          353,018
           Real estate investment..........................................       84,369            33,027           29,842
           Corporate assets................................................       72,420            74,637           77,093
                                                                                 -------           -------          -------

                                                                                 512,381           548,681          459,953
                                                                                 =======           =======          =======

         of which
         Long-lived assets:
           Pearls..........................................................       32,556            31,431           31,326
           Real estate investment..........................................       84,369            33,027           29,842
           Corporate assets................................................       59,381            72,311           74,838
                                                                                 -------           -------          -------

                                                                                 176,306           136,769          136,006
                                                                                 =======           =======          =======



         All of the Company's sales of pearls are coordinated through the Hong Kong subsidiaries and an analysis by destination is as follows:

                                                                                           Year ended March 31,
                                                                                   2001               2000            1999
                                                                                  ----               ----            ----
                                                                                   HK$                HK$             HK$
         Net sales:
           Hong Kong.......................................................       68,753            53,278           40,966

         Export:
           Asian countries excluding Hong Kong.............................       89,948            59,862           32,573
           North America...................................................       78,300            72,089           70,094
           Europe..........................................................       63,080            82,818           77,542
           Others..........................................................       11,028            11,242            9,740
                                                                                 -------           -------          -------

                                                                                 311,109           279,289          230,915
                                                                                 =======           =======          =======



         The Company operates in only one geographic area. The location of the Company's identifiable assets is as follows:

                                                                                                   March 31,
                                                                                  2001               2000            1999
                                                                                  ----               ----            ----
                                                                                   HK$                HK$             HK$
         Hong Kong.........................................................      383,268           394,797          345,083
         Other regions of China............................................      129,113           153,884          114,870
                                                                                 -------           -------         --------

                                                                                 512,381           548,681          459,953
                                                                                 =======           =======          =======

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)


18.      QUARTERLY DATA (UNAUDITED)

                                                                  1st              2nd              3rd               4th
                                                                Quarter          Quarter          Quarter           Quarter
                                                                -------          -------          -------           -------
                                                                  HK$              HK$              HK$               HK$
         2001
         Net sales                                               81,461           95,581            66,102           67,965
         Gross profit (loss)                                     25,267           25,261            (6,003)         (28,092)
         Operating income (loss)                                  6,723            3,278           (26,115)         (45,025)
         Net income (loss)                                        4,095              453           (16,208)         (22,533)


         Basic earnings (loss) per common share                    0.93             0.10             (3.68)            (5.11)
         Diluted earnings (loss) per common share                  0.88             0.09             (3.68)            (5.11)



         2000


         Net sales                                               68,040           71,700            63,492           76,057
         Gross profit                                            21,506           24,844            21,500           23,286
         Operating income                                         8,444           10,937             5,434            2,197
         Net income                                               3,681            5,911             5,385            4,854

         Basic earnings per common share                           0.85             1.37              1.25             1.12
         Diluted earnings per common share                         0.82             1.34              1.25             0.82


         Note: Per share amounts do not add to the total for the above years because such amounts are required to be independently calculated.