Form 10-Q
period 2001-06-30
MAN SANG HOLDINGS INC
filed 2001-08-14
CIK 807630

                             MAN SANG HOLDINGS, INC.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

        AS OF JUNE 30, 2001, 4,405,960 SHARES OF COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

                             MAN SANG HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----
 PART I - FINANCIAL INFORMATION

 ITEM 1.                   Financial Statements
                           Condensed Consolidated Balance Sheets as at
                           June 30, 2001 and March 31, 2001                             F-1

                           Condensed Consolidated Statements of Operations and
                           Comprehensive Income for the three months ended
                           June 30, 2001 and 2000                                       F-3

                           Condensed Consolidated Statements of Cash Flows for
                           the three months ended June 30, 2001 and 2000                F-4

                           Notes to Condensed Consolidated Financial Statements         F-5

ITEM 2.                    Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                1

ITEM 3.                    Quantitative and Qualitative Disclosures about               4
                           Market Risk

PART II - OTHER INFORMATION


SIGNATURE

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (Amounts expressed in thousands except share data)

                                                                          JUNE 30, 2001               MARCH 31, 2001
                                                            ---------------------------------------- ----------------
                                                                    US$                   HK$              HK$
                                                                           (UNAUDITED)
ASSETS
------
Current assets:
    Cash and cash equivalents                                          6,896                 53,786          65,294
    Restricted cash                                                    8,140                 63,491          64,879
    Marketable securities                                              1,772                 13,825          11,734
    Accounts receivable, net of allowance for doubtful                 9,062                 70,686          62,620
         accounts of HK$7,214 as of June 30, 2001 and
         HK$5,214 as of March 31, 2001
     Inventories
         Raw materials                                                   204                  1,593           1,618
         Work in progress                                              3,261                 25,435          31,611
         Finished goods                                               12,191                 95,089          77,816
                                                            ----------------- ---------------------- ----------------
                                                                      15,656                122,117         111,045

     Prepaid expenses                                                    216                  1,688           1,889
     Other current assets                                              1,759                 13,721          13,246
     Income tax receivable                                               212                  1,650           1,725
                                                            ----------------- ---------------------- ----------------
              Total current assets                                    43,713                340,964         332,432

Long-term investments                                                    812                  6,330           6,330

Deferred tax assets                                                      351                  2,741           3,643

Goodwill                                                                 151                  1,179           1,179
     Accumulated amortization                                            (63)                  (491)           (393)
                                                            ----------------- ---------------------- ----------------
                                                                          88                    688             786

Property, plant and equipment                                         14,309                111,612         110,791
     Accumulated depreciation                                         (3,557)               (27,749)        (25,970)
                                                            ----------------- ---------------------- ----------------
                                                                      10,752                 83,863          84,821

Real estate investment                                                11,495                 89,657          90,383
     Accumulated depreciation                                           (805)                (6,277)         (6,014)
                                                            ----------------- ---------------------- ----------------
                                                                      10,690                 83,380          84,369

                                                            ----------------- ---------------------- ----------------
              Total  assets                                           66,406                517,966         512,381
                                                            ================= ====================== ================

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
               (Amounts expressed in thousands except share data)


                                                                           JUNE 30, 2001            MARCH 31, 2001
                                                                ---------------------------------- ----------------
                                                                      US$               HK$               HK$
                                                                            (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Short-term borrowings                                               9,550             74,490           75,718
     Current portion of long-term debt
         Secured bank loans                                              2,091             16,304           16,304
         Capital lease obligations                                           9                 72              123
                                                                --------------- ------------------ ----------------
                                                                         2,100             16,376           16,427

     Accounts payable                                                    1,319             10,289            3,465
     Amount due to affiliate                                                30                237              184
     Accrued payroll and employee benefits                                 605              4,716            4,640
     Other accrued liabilities                                           1,032              8,047           11,306
     Income taxes payable                                                  245              1,914              763
                                                                --------------- ------------------ ----------------
              Total current liabilities                                 14,881            116,069          112,503

Long-term debt
         Secured bank loans                                              3,555             27,730           29,301
         Capital lease obligations                                         -                  -                  5
                                                                --------------- ------------------ ----------------
                                                                         3,555             27,730           29,306

Minority interests                                                      14,702            114,677          112,234

Stockholders' equity:
Common stock, par value US$0.001                                             4                 34               34
      - authorized:  25,000,000 shares;
         issued and outstanding:  4,405,960 shares
Series A preferred stock, par value US$0.001                               -                    1                1
      - authorized, issued and outstanding: 100,000 shares;
         (entitled in liquidation to US$2,500 (HK$19,500))
Series B convertible preferred stock, par value US$0.001                   -                  -                -
      - authorized:  100,000 shares; no shares outstanding
Additional paid-in capital                                              11,145             86,930           88,061
Retained earnings                                                       22,225            173,358          171,261
Accumulated other comprehensive income                                    (106)              (833)          (1,019)
                                                                --------------- ------------------ ----------------
              Total stockholders' equity                                33,268            259,490          258,338
                                                                --------------- ------------------ ----------------
              Total liabilities and stockholders' equity                66,406            517,966          512,381
                                                                =============== ================== ================

      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
                               INCOME (UNAUDITED)
                       FOR THE THREE MONTHS ENDED JUNE 30
               (Amounts expressed in thousands except share data)

                                                                        THREE MONTHS ENDED JUNE 30,
                                                                        ---------------------------
                                                                           2001                      2000
                                                           ----------------------------------- ----------------
                                                                  US$              HK$              HK$

Net sales                                                              9,397           73,294           81,461
Cost of goods sold                                                    (6,673)         (52,050)         (56,194)
                                                           ------------------ ---------------- ----------------
Gross profit                                                           2,724           21,244           25,267

Rental income, gross                                                     240            1,876            1,242
                                                           ------------------ ---------------- ----------------
                                                                       2,964           23,120           26,509
Selling, general and administrative expenses
   -  Pearls                                                          (2,147)         (16,748)         (18,430)
   -  Real estate investment                                            (183)          (1,424)          (1,356)
                                                           ------------------ ---------------- ----------------
Operating income                                                         634            4,948            6,723

Non-operating items
   -  Interest expense                                                  (230)          (1,793)          (1,664)
   -  Interest income                                                    155            1,207            1,505
   -  Other income                                                       141            1,101            1,735
                                                           ------------------ ---------------- ----------------
Income before income taxes and minority interest                         700            5,463            8,299
                                                           ------------------ ---------------- ----------------

Provision for income taxes                                              (285)          (2,226)          (2,483)

                                                           ------------------ ---------------- ----------------
Income before minority interest                                          415            3,237            5,816

Minority interest                                                       (146)          (1,140)          (1,721)

                                                           ------------------ ---------------- ----------------
Net income                                                               269            2,097            4,095

Other comprehensive income, before tax
   -  Foreign currency translation adjustments                           (12)             (97)             169
   -  Unrealized holding gain on marketable securities                    36              283            1,038
                                                           ------------------ ---------------- ----------------
Other comprehensive income, net of tax                                    24              186            1,207
                                                           ------------------ ---------------- ----------------

Comprehensive income                                                     293            2,283            5,302
                                                           ================== ================ ================


Basic earnings per common share                                         0.06             0.48             0.93
                                                           ================== ================ ================

Diluted earnings per common share                                       0.06             0.48             0.88
                                                           ================== ================ ================

Weighted average number of shares
   of common stock
   - for basic earnings per share                                  4,405,960        4,405,960        4,405,960
                                                           ================== ================ ================

   - for diluted earnings per share                                4,405,960        4,405,960        4,550,870
                                                           ================== ================ ================




      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       FOR THE THREE MONTHS ENDED JUNE 30
                        (Amounts expressed in thousands)

                                                                                THREE MONTHS ENDED JUNE 30,
                                                                                ---------------------------
                                                                                  2001                      2000
                                                                    -------------------------------- -----------------
                                                                        US$              HK$                HK$
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                                    269             2,097             4,095
Adjustments to reconcile net income to net cash
   used in operating activities:
   Provision for doubtful debts                                               256             2,000               -
   Compensation expense                                                       -                 -               1,540
   Depreciation and amortization                                              304             2,370             2,054
   Loss on sale of property, plant and equipment                                1                 8               111
   Minority interests                                                         146             1,140             1,721
Changes in operating assets and liabilities:
   Accounts receivable                                                     (1,224)           (9,549)          (11,057)
   Inventories                                                             (1,418)          (11,062)          (26,053)
   Prepaid expenses                                                            26               200               239
   Other current assets                                                       (61)             (472)           (4,087)
   Accounts payable                                                           875             6,824            20,555
   Amount due to affiliate                                                      7                53             (325)
   Accrued payroll and employee benefits                                       10                76               619
   Other accrued liabilities                                                 (418)           (3,260)           (1,454)
   Income taxes payable                                                       273             2,128              (113)
                                                                    -------------- ----------------- -----------------
Net cash used in operating activities                                        (954)           (7,447)          (12,155)
                                                                    -------------- ----------------- -----------------

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                 (43)             (336)             (151)
    Purchase of available-for-sale securities                                (214)           (1,666)          (16,319)
    Decrease (increase) in restricted cash                                    178             1,388              (211)
    Proceeds from sale of property, plant and equipment                         1                 5                64
                                                                    -------------- ----------------- -----------------
Net cash used in investing activities                                         (78)             (609)          (16,617)
                                                                    -------------- ----------------- -----------------

CASH FLOW FROM FINANCING ACTIVITIES:
    Repayment of short-term borrowings                                       (220)           (1,716)          (24,397)
    Repayment of long-term debt                                              (209)           (1,628)           (1,153)
    Increase in short-term borrowings
                                                                              -                 -              23,999
    Dividend paid to minority shareholders of a subsidiary
                                                                              -                 -                  (1)

    Net proceeds from issuance of shares by a subsidiary                      -                 -                 167
                                                                    -------------- ----------------- -----------------
Net cash used in financing activities                                        (429)           (3,344)           (1,385)
                                                                    -------------- ----------------- -----------------

Net decrease in cash and cash equivalents                                  (1,461)          (11,400)          (30,157)
Cash and cash equivalents at beginning of period                            8,371            65,294            88,900
Exchange adjustments                                                          (14)             (108)             (323)
                                                                    -------------- ----------------- -----------------
Cash and cash equivalents at end of period                                  6,896            53,786            58,420
                                                                    ============== ================= =================

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest and financing charges                                           234             1,827             1,665
                                                                    -------------- ----------------- -----------------
     Income taxes                                                              12                97             2,595
                                                                    -------------- ----------------- -----------------




      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                                   (UNAUDITED)



1.  INTERIM FINANCIAL PRESENTATION

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The March 31, 2001 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the annual report of Man Sang Holdings, Inc. (the "Company") on Form 10-K for the fiscal year ended March 31, 2001. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented.


2.  CURRENCY PRESENTATION AND FOREIGN CURRENCY TRANSLATION

Assets and liabilities of foreign subsidiaries are translated from their functional currency to the reporting currency, at period end exchange rates, while revenues and expenses are translated at average exchange rates during the period. Adjustments arising from such translation are reported as a separate component of stockholders' equity. Gains or losses from foreign currency transactions are included in the Statement of Operations. Aggregate net foreign currency gains or losses were immaterial for all periods.

The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. Unless otherwise indicated as Hong Kong dollars or HK$, all financial information contained herein is presented in United States dollars. The translations of Hong Kong dollar amounts into United States dollars are for convenience only and have been made at the rate of HK$7.8 to US$1, the approximate free rate of exchange at June 30, 2001. Such translations should not be construed as representations that Hong Kong dollars amounts could be converted into United States dollars at that rate or any other rate.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have significant impact on its financial statements.

In July 2001, FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

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

The reconciliation of the basic and diluted EPS is as follows:

                                                                For the Quarter Ended June 30, 2000
                                                                -----------------------------------
                                                               Earnings        No. of shares           EPS
                                                                  US$                                  US$
Basic EPS

Net income available to common stockholders                       525,057            4,405,960            0.12
                                                                                                          ====

Effect of dilutive stock options granted by the
Company                                                                 -              144,910

Effect of dilutive stock options and warrants
granted by MSIL                                                    (9,102)                   -
                                                                  -------                    -

Diluted EPS
Net income available to common stockholders,
including conversion                                              515,955            4,550,870            0.11
                                                                  =======            =========            ====


Man Sang International Ltd. ("MSIL"), a subsidiary of the Company whose shares are listed on The Stock Exchange of Hong Kong Limited ("The Hong Kong Stock Exchange"), adopted a share option scheme (the "Share Option Scheme") on September 8, 1997. The Share Option Scheme is administered by the MSIL Board of Directors, whose decisions are final and binding on all parties.

On April 28, 2000, MSIL granted to its directors and certain of its senior employees options to subscribe for 33,000,000 MSIL shares of nominal value of HK$0.10 at an exercise price of HK$0.297 per share. The exercise price represented approximately 80% of the average closing price of each MSIL share as stated in the daily quotation sheets of The Hong Kong Stock Exchange for the five trading days immediately preceding the date on which the options were granted. The options can be exercised in a period of two years commencing on the expiry of six months after the options are accepted in accordance with the Share Option Scheme, and expiring on the last day of such two-year period. On August 3, 2000, MSIL's shareholders approved a bonus issue of its ordinary shares to its shareholders on the basis of one bonus share for every five shares of MSIL held on August 3, 2000 (the "Bonus Issue"). As a result of the Bonus Issue, the number of MSIL shares that may be subscribed under the options granted on April 28, 2000, increased to 39,600,000, and the exercise price per share decreased to HK$0.2475.

For both the quarter ended June 30, 2000, and the quarter ended June 30, 2001, to the extent that the average market price of MSIL's ordinary shares was higher than the exercise price of any outstanding option or warrant issued by MSIL, and to the extent that the average market price of the Company's common shares was higher than the exercise price of any outstanding option or warrant issued by the Company, the dilutive effect on consolidated EPS was included. However, if the average market price of MSIL's ordinary shares was lower than the exercise price of any outstanding option or warrant issued by MSIL, or if the average market price of the Company's common shares was lower than the exercise price of any outstanding option or warrant issued by the Company, no anti-dilutive effect of such option or warrant on consolidated EPS was included.


                                                                    For the Quarter Ended June 30, 2001
                                                                    -----------------------------------
                                                               Earnings         No. of shares          EPS
                                                                  US$                                  US$
Basic EPS

Net income available to common stockholders                       268,904            4,405,960            0.06
                                                                  =======            =========            ====

Diluted EPS
Net income available to common stockholders,
including conversion                                              268,904            4,405,960            0.06
                                                                  =======            =========            ====

For the quarter ended June 30, 2001, the effect on consolidated EPS of both options and warrants issued by MSIL and options issued by the Company was not included in the computation of diluted earnings per share because it would have resulted in antidilutive effect.

5.  DISCLOSURE OF GEOGRAPHIC INFORMATION

All of the Company's sales of pearls are co-ordinated through its Hong Kong subsidiaries and an analysis by destination is as follows:


                                                                         Quarter ended June 30
                                                                         2001             2000
                                                                        US$'000         US$'000
Net Sales:
Hong Kong *                                                                2,248           2,068

Export:
Asian countries excluding Hong Kong                                        2,006           3,063
North America                                                              2,371           2,672
Europe                                                                     2,222           2,324
Others                                                                       550             317
                                                                       ----------      ----------
                                                                           9,397          10,444
                                                                       ==========      ==========


* A majority of sales (by dollar amount) in Hong Kong are for re-export to North America and Europe.

The Company operates in only one geographic area. The location of the Company's identifiable assets is as follows:

                                                                    June 30, 2001     March 31, 2001
                                                                       US$'000           US$'000

Hong Kong                                                                   51,013             49,137
Other regions of The People's Republic of                                   15,393             16,553
China ("PRC")
                                                                   ---------------   ----------------
                                                                            66,406             65,690
                                                                   ===============   ================


6.  DISCLOSURE OF MAJOR CUSTOMERS

During the three months ended June 30, 2001, there was one customer who accounted for 10.8% of total sales.

A substantial percentage of the Company's sales was made to a small number of customers and was typically on an open account basis. Except as disclosed above, no single customer accounted for 10% or more of total sales.

7.  SEGMENT INFORMATION

Reportable segment profit or loss, and segment assets are disclosed as follows:

              Reportable Segment Profit or Loss, and Segment Assets

                                                             Quarter ended June 30
                                                             2001               2000
                                                           US$'000             US$'000
Revenue from external customers
Pearls                                                           9,397              10,444
Real estate investment                                             240                 159
                                                       ----------------   -----------------
                                                                 9,637              10,603
                                                       ================   =================

Operating income
Pearls                                                             577                 877
Real estate investment                                              57                (15)
                                                       ----------------   -----------------
                                                                   634                 862
                                                       ================   =================

Interest expense
Pearls                                                              77                  84
Real estate investment                                             128                  72
Corporate assets                                                    25                  57
                                                       ----------------   -----------------
                                                                   230                 213
                                                       ================   =================

Depreciation and amortization
Pearls                                                             201                 189
Real estate investment                                              59                  25
Corporate assets                                                    44                  49
                                                       ----------------   -----------------
                                                                   304                 263
                                                       ================   =================

Capital expenditure for segment assets
Pearls                                                              41                  12
Real estate investment                                               -                   -
Corporate assets                                                     2                   7
                                                       ----------------   -----------------
                                                                    43                  19
                                                       ================   =================

                                                        As of June 30,      As of March 31,
                                                             2001               2001
Segment assets                                             US$'000            US$'000
Pearls                                                          46,245              45,589
Real estate investment                                          10,690              10,816
Corporate assets                                                 9,471               9,285
                                                       ----------------   -----------------
                                                                66,406              65,690
                                                       ================   =================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. This Management's Discussion and Analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and with the Company's annual report on Form 10-K for the year ended March 31, 2001.

RESULTS OF OPERATIONS

Net sales for the quarter ended June 30, 2001 decreased by $1.0 million to $9.4 million, representing a 10.0% drop when compared to net sales of $10.4 million during the same period in 2000.

Gross profit for the quarter ended June 30, 2001 decreased by $0.5 million, or 15.9%, to $2.7 million, compared to $3.2 million for the same period in 2000. As a percentage of net sales, gross profit decreased from 31.0% for the quarter ended June 30, 2000 to 29.0% for the same period in 2001. The decrease in gross profit resulted mainly from the overall decrease in sales, while the decrease in gross profit margin resulted partly from the shift of the Company's product mix from Chinese Freshwater pearls towards higher priced South Sea and Tahitian pearls that yield lower margins, and partly due to the overall drop in margins for all types of pearls. South Sea and Tahitian pearls represented 51.5% of net sales during the quarter ended June 30, 2001, compared to 39.8% of net sales in the quarter ended June 30, 2000, whereas Chinese Freshwater pearls constituted 10.5% of net sales for the quarter ended June 30, 2001, as compared to 33.5% of net sales for the same period in 2000.

Rental Income

Gross rental income for the quarter ended June 30, 2001 was approximately $240K*, representing an increase of approximately $81K, or 51.0%, as compared to the same period in 2000. The increase in gross rental income was mainly attributable to the additional rental income generated from the Company's rental properties at (i) Flat A on 33rd Floor of Valverde, 11 May Road, Hong Kong, which the Company used as accommodation for senior executives (rather than leasing to third parties) during the quarter ended June 30, 2000, and (ii) 19th floor of Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong (the "Newly Acquired Property"), which the Company acquired in February 2001.






--------
* As used in this 10-Q , the letter "K" appearing immediately after a dollar amount denotes rounding to the nearest $1,000; as an example, $250,499 may be rounded to "$250K".

Selling, General and Administrative Expenses ("SG&A")

SG&A expenses were $2.3 million, consisting of $2.1 million attributable to pearl operations and $0.2 million attributable to real estate operations, for the quarter ended June 30, 2001, a decrease of approximately $207K, or 8.2%, from $2.5 million, consisting of $2.3 million attributable to pearl operations and $0.2 million attributable to real estate operations, for the same period in 2000. The decrease in SG & A was partly due to a decrease in compensation expenses as no stock options were granted by the Company or MSIL during the quarter ended June 30, 2001 (compared to the quarter ended June 30, 2000, when MSIL granted options to purchase 33,000,000 shares at HK$0.297 per share), and partly due to a decrease in compensation, marketing and other operating expenses under the Company's cost savings program. In addition, the Company's investments in new marketing and distribution channels were fully expensed in the Statement of Operations for the quarter ended June 30, 2000.

As a percentage of net sales, SG&A from pearl operations increased slightly from 22.6% for the quarter ended June 30, 2000 to 22.9% for the same period in 2001, while SG&A from real estate operations increased slightly from 1.7% for the quarter ended June 30, 2000 to 1.9% for the same period in 2001.

Interest Expense

Interest expense increased by $17K, or 7.7%, to $230K from the comparable period in the prior year. The increase in interest expense was principally due to an increase in long-term bank borrowings for the acquisition of the Newly Acquired Property.

The Company borrows most of the cash it needs in China through short-term loans from PRC banks in order to minimize exposure to any Renminbi fluctuations. See "Item 3 -- Quantitative and Qualitative Disclosures About Market Risk." Interest rates for these loans, determined by the People's Bank of China, did not change materially during the quarter ended June 30, 2001, as compared to the same quarter of the prior year. As a result, the Company's weighted average short-term borrowing rate remains at the same level of 6.0% per annum for both the quarter ended June 30, 2001 and the same quarter of the prior year.

Interest Income

Interest income decreased by $38K, or 19.8%, to $155K from the comparable period in the prior year. The decrease in interest income was due principally to lower interest rates for the quarter ended June 30, 2001 as compared to interest rates for the same quarter in 2000. See "Item 3 -- Quantitative and Qualitative Disclosures About Market Risk."

Income Taxes

Income taxes and provision therefor for quarter ended June 30, 2001 decreased by $33K to $285K as compared to $318K for the same period in 2000. Such decrease was principally due to the decrease in income before income taxes.

The effective tax rate increased from approximately 29.9% for the quarter ended June 30, 2000 to approximately 40.7% for the same period in 2001. The increase was principally due to a general provision for doubtful debts of $256K which are not deductible for Hong Kong tax purposes.

Net Income

Net income for the quarter ended June 30, 2001 decreased by $256K to $269K, representing a 48.8% decrease from $525K for the same period in 2000. The decrease was attributable to, among other things, a decrease in net sales and drop in gross profit margin during the quarter ended June 30, 2001.

Excluding income taxes and minority interests, the operating profit during the quarter ended June 30, 2001 was $0.7 million, representing a 34.2% decrease, compared to that of $1.1 million during the same period in 2000.

Liquidity and Capital Resources

The Company's primary liquidity needs are to fund accounts receivable and inventories. At June 30, 2001, the Company had working capital of $28.8 million which included a cash balance of $15.0 million (including restricted cash), compared to working capital of $28.2 million, which included a cash balance of $16.7 million at March 31, 2001. The current ratio was 2.9 to 1 as of June 30, 2001 as compared with that of 3.0 to 1 as of March 31, 2001. Net cash used in operating activities was $1.0 million for the quarter ended June 30, 2001, while net cash used in operating activities was $1.6 million for the same period in 2000. The decrease in cash and cash equivalents by $1.5 million was mainly due to financing the increase in inventories and accounts receivable from March 31, 2001 to June 30, 2001.

Inventories increased by $1.4 million to $15.7 million at June 30, 2001 when compared to March 31, 2001 and the inventory turns increased from 6.1 months as at March 31, 2001 to 9.7 months as at June 30, 2001. The increase in inventories was attributable to the increase in purchasing of higher priced South Sea and Tahitian pearls to meet anticipated increase in future demand.

Accounts receivable increased by $1.1 million to $9.1 million at June 30, 2001, as compared to $8.0 million at March 31, 2001 and the debtors turnover period increased from 73 days as at March 31, 2001 to 88 days as at June 30, 2001. The increase in accounts receivable was mainly attributable to an increase in the Company's sales of higher priced South Sea and Tahitian pearls and the more favorable credit period customers of such pearls customarily enjoy in the market. The management is closely monitoring both the amount (both with respect to each customer and in the aggregate) and the ageing of the Company's accounts receivable.

Long-term debt (including current portion of long-term debt) was $5.7 million at June 30, 2001, a decrease of $208K compared to that at March 31, 2001. The decrease was attributable to repayment of installment loan during the quarter ended June 30, 2001. The gearing ratio was 0.90 both at June 30, 2001 and at March 31, 2001.

The Company had available working capital facilities of $12.2 million in total with various banks at June 30, 2001. Such banking facilities include letter of credit arrangements, import loans, overdraft and other facilities commonly used in the jewelry business. All such banking facilities bear interest at floating rates generally based on prime lending rates, and are subject to periodic review. At June 30, 2001, the Company utilized approximately $2.1 million of its credit facilities.

The Company believes that funds to be generated from internal operations and the existing banking facilities will enable the Company to meet anticipated future cash flow requirements.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the quarter ended June 30, 2001, the Company made approximately 14.6% of its purchases in Renminbi, with the remaining amounts mainly settled in Hong Kong Dollars, US Dollars and Japanese Yen (2.8% of total purchase). The Renminbi is not a fully convertible currency and the Chinese government determines its exchange rate against other currencies. There are conflicting speculations in the market for either a devaluation of the Renminbi as an attempt of the Chinese government to make Chinese exports more competitive, or a revaluation of the Renminbi if China enters the World Trade Organization. As China has not declared any intention to either devalue or revalue its currency, the management believes that the imminent risk of a substantial fluctuation of the Renminbi exchange rate remains low. However, to further minimize any exposure to any Renminbi fluctuations, the Company borrows most of the cash it needs in China through short-term loans from PRC banks. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company's policy is to denominate all its sales in either US Dollars or Hong Kong Dollars. Since the Hong Kong Dollar remained pegged to the US Dollar throughout the period, the Company's sales proceeds have thus far had minimal exposure to foreign exchange fluctuations.

Therefore, since most of the Company's purchases are made in currencies that the Company believes have low risk of revaluation or appreciation and sales are made in US Dollars, the currency risk in the foreseeable future should not be material, and the Company's management determined that no derivative contracts such as forward contracts and options to hedge against foreign exchange fluctuations were necessary during the quarter.

In addition, the Company's interest expense is sensitive to fluctuations in the general level of Hong Kong interest rates. The interest rates of the installment loans, with principal amount of approximately $5.7 million, ranged from HIBOR+1.25% to HIBOR+3.0% during the 3-month period (where HIBOR represents Hong Kong Interbank Offered Rate). All other installment loans and banking facilities of the Company bear interest at floating rates generally based on prime lending rates, which are subject to periodic review.

As the Hong Kong Dollar is pegged to the US Dollar, which in turn co-relates Hong Kong interest rates to US interest rates, any movement in US interest rates is expected to have a bearing on Hong Kong interest rates. Since the US economy has started to slow down and US interest rates has been falling since June 30, 2000, three-month HIBOR has decreased by 2.7% from 6.5% as at June 30, 2000 to 3.8% as at June 30, 2001. Therefore, the Company does not foresee material risks of an increase in Hong Kong interest rates in the foreseeable future. See "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         None

(B)      Reports on Form 8-K

         None

                                    SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, Man Sang Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     MAN SANG HOLDINGS, INC.

Date:    August 14, 2001



                                     By: /s/  CHENG Chung Hing, Ricky
                                        ---------------------------------------
                                              CHENG Chung Hing, Ricky
                                              Chairman of the Board, President,
                                              Chief Executive Officer and
                                              Chief Financial Officer

                                INDEX TO EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.


Exhibit No.           Description

None