Form 10-Q
period 2001-09-30
MAN SANG HOLDINGS INC
filed 2001-11-14
CIK 807630

                             MAN SANG HOLDINGS, INC.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

         AS OF SEPTEMBER 30, 2001, 4,405,960 SHARES OF COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

                             MAN SANG HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
 PART I - FINANCIAL INFORMATION

 ITEM 1.         Financial Statements
                 Condensed Consolidated Balance Sheets as at
                 September 30, 2001 and March 31, 2001                       F-1

                 Condensed Consolidated Statements of Operations and
                 Comprehensive Income for the three and six months
                 ended September 30, 2001 and 2000                           F-3

                 Condensed Consolidated Statements of Cash Flows for
                 the six months ended September 30, 2001 and 2000            F-4

                 Notes to Condensed Consolidated Financial Statements        F-5

ITEM 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations               1

ITEM 3.          Quantitative and Qualitative Disclosures about              6
                 Market Risk

 PART II - OTHER INFORMATION


 SIGNATURES

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (Amounts expressed in thousands except share data)

                                                                 SEPTEMBER 30, 2001     MARCH 31, 2001
                                                               ----------------------   --------------
                                                                  US$           HK$           HK$
                                                                      (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                     9,494        74,057        65,294
    Restricted cash                                               4,889        38,131        64,879
    Marketable securities                                         1,374        10,719        11,734
    Accounts receivable, net of allowance for doubtful            9,043        70,537        62,620
         accounts of HK$8,700 as of September 30, 2001 and
         HK$5,214 as of March 31, 2001
     Inventories
         Raw materials                                              206         1,606         1,618
         Work in progress                                         3,223        25,139        31,611
         Finished goods                                           9,640        75,191        77,816
                                                               --------      --------      --------
                                                                 13,069       101,936       111,045

     Prepaid expenses                                               196         1,525         1,889
     Other current assets                                         1,644        12,825        13,246
     Income tax receivable                                          221         1,725         1,725
                                                               --------      --------      --------
              Total current assets                               39,930       311,455       332,432

Long-term investments                                               812         6,330         6,330

Deferred tax assets                                                 191         1,494         3,643

Goodwill                                                            151         1,179         1,179
     Accumulated amortization and impairment                       (151)       (1,179)         (393)
                                                               --------      --------      --------
                                                                     --            --           786

Property, plant and equipment                                    14,433       112,579       110,791
     Accumulated depreciation                                    (3,786)      (29,531)      (25,970)
                                                               --------      --------      --------
                                                                 10,647        83,048        84,821

Real estate investment                                           11,404        88,949        90,383
     Accumulated depreciation                                      (859)       (6,701)       (6,014)
                                                               --------      --------      --------
                                                                 10,545        82,248        84,369

                                                               --------      --------      --------
              Total  assets                                      62,125       484,575       512,381
                                                               ========      ========      ========

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
               (Amounts expressed in thousands except share data)

                                                                     SEPTEMBER 30, 2001       MARCH 31, 2001
                                                                  ------------------------    --------------
                                                                    US$             HK$             HK$
                                                                         (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings                                          7,020          54,756          75,718
     Current portion of long-term debt
         Secured bank loans                                           715           5,575          16,304
         Capital lease obligations                                      2              18             123
                                                                  -------        --------        --------
                                                                      717           5,593          16,427

     Accounts payable                                                 937           7,310           3,465
     Amount due to affiliate                                           --               1             184
     Accrued payroll and employee benefits                            631           4,921           4,640
     Other accrued liabilities                                      1,190           9,281          11,306
      Income taxes payable                                            272           2,119             763
                                                                  -------        --------        --------
              Total current liabilities                            10,767          83,981         112,503

Long-term debt
         Secured bank loans                                         3,179          24,797          29,301
         Capital lease obligations                                     --              --               5
                                                                  -------        --------        --------
                                                                    3,179          24,797          29,306

Minority interests                                                 14,668         114,407         112,234

Stockholders' equity:
Common stock, par value US$0.001                                        4              34              34
      - authorized:  25,000,000 shares;
         issued and outstanding:  4,405,960 shares
Series A preferred stock, par value US$0.001                           --               1               1
      - authorized, issued and outstanding: 100,000 shares;
         (entitled in liquidation to US$2,500 (HK$19,500))
Series B convertible preferred stock, par value US$0.001               --              --              --
      - authorized:  100,000 shares; no shares outstanding
Additional paid-in capital                                         11,290          88,061          88,061
Retained earnings                                                  22,604         176,311         171,261
Accumulated other comprehensive income                               (387)         (3,017)         (1,019)
                                                                  -------        --------        --------
              Total stockholders' equity                           33,511         261,390         258,338
                                                                  -------        --------        --------
              Total liabilities and stockholders' equity           62,125         484,575         512,381
                                                                  =======        ========        ========

      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND COMPREHENSIVE INCOME (UNAUDITED)
                FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30
               (Amounts expressed in thousands except share data)

                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                              ------------------------------------
                                                                       2001                2000
                                                              -----------------------   ----------
                                                                 US$           HK$          HK$
Net sales                                                          9,313       72,645       95,581
Cost of goods sold                                                (6,356)     (49,575)     (70,320)
                                                              ----------   ----------   ----------
Gross profit                                                       2,957       23,070       25,261

Rental income, gross                                                 249        1,935        1,388
                                                              ----------   ----------   ----------
                                                                   3,206       25,005       26,649
Selling, general and administrative expenses
   - Pearls                                                       (2,118)     (16,519)     (22,081)
   - Real estate investment                                         (183)      (1,432)      (1,290)
                                                              ----------   ----------   ----------
Operating income                                                     905        7,054        3,278

Non-operating items
   - Interest expense                                               (206)      (1,610)      (1,764)
   - Interest income                                                  94          740        1,185
   - Other income                                                     16          121          375
                                                              ----------   ----------   ----------
Income before income taxes and minority interest                     809        6,305        3,074

Provision for income taxes                                          (185)      (1,437)      (2,381)

                                                              ----------   ----------   ----------
Income before minority interests                                     624        4,868          693

Minority interests                                                  (246)      (1,915)        (240)

                                                              ----------   ----------   ----------
Net income                                                           378        2,953          453


Other comprehensive (loss) income, net of tax and
minority interests
   - Foreign currency translation adjustments                         62          488           33
   - Unrealized holding (loss) gain on marketable securities        (342)      (2,672)        (444)
                                                              ----------   ----------   ----------
Other comprehensive (loss) income, net of tax and
minority interests                                                  (280)      (2,184)        (411)
                                                              ----------   ----------   ----------
Comprehensive income                                                  98          769           42
                                                              ==========   ==========   ==========





Basic earnings per common share                                     0.09         0.67         0.10
                                                              ==========   ==========   ==========

Diluted earnings per common share                                   0.09         0.67         0.09
                                                              ==========   ==========   ==========


Weighted average number of shares
   of common stock
   - for basic earnings per share                              4,405,960    4,405,960    4,405,960
                                                              ==========   ==========   ==========

   - for diluted earnings per share                            4,405,960    4,405,960    4,519,404
                                                              ==========   ==========   ==========

                                                                 SIX MONTHS ENDED SEPTEMBER 30,
                                                              ------------------------------------
                                                                       2001                2000
                                                              -----------------------   ----------
                                                                  US$          HK$         HK$
Net sales                                                         18,710      145,939      177,042
Cost of goods sold                                               (13,029)    (101,625)    (126,514)
                                                              ----------   ----------   ----------
Gross profit                                                       5,681       44,314       50,528

Rental income, gross                                                 489        3,811        2,630
                                                              ----------   ----------   ----------
                                                                   6,170       48,125       53,158
Selling, general and administrative expenses
   - Pearls                                                       (4,265)     (33,267)     (40,511)
   - Real estate investment                                         (366)      (2,856)      (2,646)
                                                              ----------   ----------   ----------
Operating income                                                   1,539       12,002       10,001

Non-operating items
   - Interest expense                                               (436)      (3,403)      (3,428)
   - Interest income                                                 249        1,947        2,690
   - Other income                                                    157        1,222        2,110
                                                              ----------   ----------   ----------
Income before income taxes and minority interest                   1,509       11,768       11,373

Provision for income taxes                                          (470)      (3,663)      (4,864)

                                                              ----------   ----------   ----------
Income before minority interests                                   1,039        8,105        6,509

Minority interests                                                  (392)      (3,055)      (1,961)

                                                              ----------   ----------   ----------
Net income                                                           647        5,050        4,548


Other comprehensive (loss) income, net of tax and
minority interests
   - Foreign currency translation adjustments                         50          391          202
   - Unrealized holding (loss) gain on marketable securities        (306)      (2,389)         258
                                                              ----------   ----------   ----------
Other comprehensive (loss) income, net of tax and
minority interests                                                  (256)      (1,998)         460
                                                              ----------   ----------   ----------
Comprehensive income                                                 391        3,052        5,008
                                                              ==========   ==========   ==========





Basic earnings per common share                                     0.15         1.15         1.03
                                                              ==========   ==========   ==========

Diluted earnings per common share                                   0.15         1.15         0.95
                                                              ==========   ==========   ==========


Weighted average number of shares
   of common stock
   - for basic earnings per share                              4,405,960    4,405,960    4,405,960
                                                              ==========   ==========   ==========

   - for diluted earnings per share                            4,405,960    4,405,960    4,539,701
                                                              ==========   ==========   ==========

      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      FOR THE SIX MONTHS ENDED SEPTEMBER 30
                        (Amounts expressed in thousands)

                                                                    SIX MONTHS ENDED SEPTEMBER 30,
                                                                 ------------------------------------
                                                                         2001                  2000
                                                                 ---------------------        -------
                                                                   US$           HK$            HK$
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                          647          5,050          4,548
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Provision for doubtful debts                                     447          3,486             --
   Compensation expense                                              --             --          3,850
   Depreciation and amortization                                    609          4,754          4,489
   Provision for impairment of goodwill                              76            591             --
   Loss on sale of property, plant and equipment                      1              9            342
   Realized gain on disposal of marketable securities                --             --           (664)
   Minority interests                                               392          3,055          1,961
Changes in operating assets and liabilities:
   Accounts receivable                                           (1,366)       (10,655)       (25,412)
   Inventories                                                    1,173          9,150          1,212
   Prepaid expenses                                                  47            363          1,627
   Other current assets                                              55            429         (2,911)
   Accounts payable                                                 493          3,844           (421)
   Amount due to affiliate                                          (23)          (184)         1,228
   Accrued payroll and employee benefits                             36            280          2,777
   Other accrued liabilities                                       (260)        (2,028)           389
   Income taxes payable                                             449          3,506          2,035
                                                                 ------        -------        -------
Net cash provided by (used in) operating activities               2,776         21,650         (4,950)
                                                                 ------        -------        -------

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                       (86)          (671)        (8,935)
    Purchase of marketable securities                              (324)        (2,524)       (19,047)
    Decrease (increase) in restricted cash                        3,429         26,748           (984)
    Proceeds from sale of marketable securities                      --             --          3,518
    Proceeds from sale of property, plant and equipment               1              5             90
                                                                 ------        -------        -------
Net cash provided by (used in) investing activities               3,020         23,558        (25,358)
                                                                 ------        -------        -------

CASH FLOW FROM FINANCING ACTIVITIES:
    Repayment of short-term borrowings                           (3,020)       (23,556)       (46,612)
    Repayment of long-term debt                                  (1,967)       (15,343)        (2,308)
    Increase in short-term borrowings                               270          2,106         53,223
    Dividend paid to minority shareholders of a subsidiary           --             --             (1)
    Net proceeds from issuance of shares by a subsidiary             --             --            525
                                                                 ------        -------        -------
Net cash (used in) provided by financing activities              (4,717)       (36,793)         4,827
                                                                 ------        -------        -------

Net increase (decrease) in cash and cash equivalents              1,079          8,415        (25,481)
Cash and cash equivalents at beginning of period                  8,371         65,294         88,900
Exchange adjustments                                                 44            348            195
                                                                 ------        -------        -------
Cash and cash equivalents at end of period                        9,494         74,057         63,614
                                                                 ======        =======        =======


SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest and financing charges                                 439          3,421          3,359
                                                                 ------        -------        -------
     Income taxes                                                    20            158          2,829
                                                                 ------        -------        -------

      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. Unless otherwise indicated as Hong Kong dollars or HK$, all financial information contained herein is presented in United States dollars. The translations of Hong Kong dollar amounts into United States dollars are for convenience only and have been made at the rate of HK$7.8 to US$1, the approximate free rate of exchange at September 30, 2001. Such translations should not be construed as representations that Hong Kong dollar amounts could be converted into United States dollars at that rate or any other rate.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

In July 2001, FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 142 will become effective for fiscal years beginning after December 15, 2001.

4.  EARNINGS PER SHARE ("EPS")

EPS is calculated in accordance with SFAS No. 128. Per share data is calculated using the weighted average number of shares of common stock outstanding during the period.

The reconciliation of the basic and diluted EPS is as follows:

                                                  For the Quarter Ended September 30, 2000
                                                  ----------------------------------------
                                                     Earnings    No. of shares     EPS
                                                       US$                         US$
Basic EPS
Net income available to common stockholders          58,027        4,405,960       0.01
                                                                                   ====

Effect of dilutive stock options granted by the
Company                                                  --          113,444

Effect of dilutive stock options and warrants
granted by MSIL                                      (5,461)              --
                                                     ------        ---------

Diluted EPS
Net income available to common stockholders,
including conversion                                 52,566        4,519,404       0.01
                                                     ======        =========       ====

                                                  For the Six Months Ended September 30, 2000
                                                  -------------------------------------------
                                                   Earnings       No. of shares      EPS
                                                     US$                             US$
Basic EPS
Net income available to common stockholders         583,085         4,405,960        0.13

                                                                                     ====

Effect of dilutive stock options granted by the
Company                                                  --           133,741

Effect of dilutive stock options and warrants
granted by MSIL                                     (27,308)               --
                                                   --------         ---------

Diluted EPS
Net income available to common stockholders,
including conversion                                555,777         4,539,701        0.12
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

For both the six-month period ended September 30, 2000, and the six-month period ended September 30, 2001, to the extent that the average market price of MSIL's ordinary shares was higher than the exercise price of any outstanding option or warrant issued by MSIL, and to the extent that the average market price of the Company's common shares was higher than the exercise price of any outstanding option or warrant issued by the Company, the dilutive effect on consolidated EPS was included. However, if the average market price of MSIL's ordinary shares was lower than the exercise price of any outstanding option or warrant issued by MSIL, or if the average market price of the Company's common shares was lower than the exercise price of any outstanding option or warrant issued by the Company, no anti-dilutive effect of such option or warrant on consolidated EPS was included.

                                                              For the Quarter Ended September 30, 2001
                                                           ---------------------------------------------
                                                           Earnings          No. of shares           EPS
                                                              US$                                    US$
Basic EPS
Net income available to common stockholders                 378,583            4,405,960            0.09
                                                            =======            =========            ====

Diluted EPS
Net income available to common stockholders,
including conversion                                        378,583            4,405,960            0.09
                                                            =======            =========            ====

                                                            For the Six Months Ended September 30, 2001
                                                           ---------------------------------------------
                                                           Earnings          No. of shares           EPS
                                                              US$                                    US$
Basic EPS
Net income available to common stockholders                 647,487            4,405,960            0.15
                                                            =======            =========            ====


Diluted EPS
Net income available to common stockholders,
including conversion                                        647,487            4,405,960            0.15
                                                            =======            =========            ====

For each of the three-month and six-month periods ended September 30, 2001, the effect on consolidated EPS of both options and warrants issued by MSIL and options issued by the Company was not included in the computation of diluted Earnings per share because it would have resulted in anti-dilutive effect.

5.  DISCLOSURE OF GEOGRAPHIC INFORMATION

All of the Company's sales of pearls are co-ordinated through its Hong Kong subsidiaries and an analysis by destination is as follows:

                                                         For the quarter              For the six months
                                                       ended September 30             ended September 30
                                                      2001             2000          2001            2000
                                                     US$'000          US$'000       US$'000         US$'000
Net Sales:
Hong Kong *                                           1,927            2,599         4,175           4,667

Export:
Asian countries excluding Hong Kong                   2,616            3,580         4,622           6,643
North America                                         2,633            3,176         5,004           5,848
Europe                                                1,879            2,501         4,101           4,825
Others                                                  258              398           808             715
                                                      -----           ------        ------          ------
                                                      9,313           12,254        18,710          22,698
                                                      =====           ======        ======          ======

* A majority of sales (by dollar amount) in Hong Kong are for re-export to North America and Europe.

The Company operates in only one geographic area. The location of the Company's identifiable assets is as follows:

                                                                 September 30, 2001          March 31, 2001
                                                                      US$'000                   US$'000

Hong Kong                                                              47,787                    49,137
Other regions of The People's Republic of China ("PRC")                14,338                    16,553
                                                -                      ------                    ------
                                                                       62,125                    65,690
                                                                       ======                    ======

6.  DISCLOSURE OF MAJOR CUSTOMERS

During the six months ended September 30, 2001, there was one customer accounted for 10.1% of total sales.

A substantial percentage of the Company's sales was made to a small number of customers and was typically on an open account basis. Except as disclosed above, no single customer accounted for 10% or more of total sales.

7.  SEGMENT INFORMATION

Reportable segment profit or loss, and segment assets are disclosed as follows:

                                              Reportable Segment Profit or Loss, and Segment Assets
                                              -----------------------------------------------------
                                                 For the three months   For the six months ended,
                                                 ended, September 30           September 30
                                                  2001         2000         2001          2000
                                                 US$'000     US$'000      US$'000       US$'000
Revenue from external customers
Pearls                                            9,313       12,254       18,710        22,698
Real estate investment                              249          178          489           337
                                                 ------       ------       ------       -------
                                                  9,562       12,432       19,199        23,035
                                                 ======       ======       ======       =======

Operating income
Pearls                                              839          407        1,416         1,284
Real estate investment                               66           13          123            (2)
                                                 ------       ------       ------       -------
                                                    905          420        1,539         1,282
                                                 ======       ======       ======       =======

Interest expense
Pearls                                               80           87          157           171
Real estate investment                              107           73          235           145
Corporate assets                                     19           66           44           123
                                                 ------       ------       ------       -------
                                                    206          226          436           439
                                                 ======       ======       ======       =======

Depreciation and amortization
Pearls                                              202          209          403           398
Real estate investment                               58           25          117            50
Corporate assets                                     45           54           89           103
                                                 ------       ------       ------       -------
                                                    305          288          609           551
                                                 ======       ======       ======       =======

Capital expenditure for segment assets
Pearls                                               39          589           80           601
Real estate investment                               --           --           --            --
Corporate assets                                      4          537            6           544
                                                 ------       ------       ------       -------
                                                     43        1,126           86         1,145
                                                 ======       ======       ======       =======

                                             As of September       As of March
                                                 30, 2001            31, 2001
                                                  US$'000             US$'000
Segment assets
Pearls                                            42,476              45,589
Real estate investment                            10,631              10,816
Corporate assets                                   9,018               9,285
                                                  ------              ------
                                                  62,125              65,690
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

RESULTS OF OPERATIONS

Six-Month Period Ended September 30, 2001 Compared to Six-Month Period Ended September 30, 2000

Net sales for the six-month period ended September 30, 2001 decreased by $4.0 million to $18.7 million, representing a 17.6% drop when compared to net sales of $22.7 million during the same period in 2000. The decrease in sales was mainly attributable to a decrease in demand, which was in turn mainly attributable to a general slow down of the economies of, and weakened business and consumer confidence in, many of the Company's major markets, especially after the attack in New York on September 11, 2001. For example, perhaps due to travel and other risks, many of the Company's long-time customers from the United States did not attend the jewelry show held in Hong Kong in September 2001. The management anticipates that business and consumer confidence in the Company's major markets will remain weak for at least another two to three quarters, but is working closely with its customers to satisfy current demand and anticipate any upcoming increase in demand, and will increase its efforts marketing to customers.

Gross profit for the six-month period ended September 30, 2001 decreased by $797K, or 12.3%, to $5.7 million, compared to $6.5 million for the same period in 2000. As a percentage of net sales, gross profit increased slightly from 28.5% for the six-month period ended September 30, 2000 to 30.4% for the same period in 2001. The decrease in gross profit resulted mainly from an overall decrease in sales, and the increase in gross profit margin resulted at least in part from a shift of the Company's product mix to South Sea and Tahitian pearls. As the Company has reported in the past, South Sea and Tahitian pearls, while higher priced, generally yield lower margins. However, in recent months, the outstanding harvests of Chinese Freshwater pearls have put downward pressures on their profit margins, and as a result the margins of South Sea and Tahitian pearls have improved in relation to those of Chinese Freshwater pearls. South Sea and Tahitian pearls represented 49.9% of net sales during the six-month period ended September 30, 2001, compared to 42.2% of net sales for the same period in 2000, whereas Chinese Freshwater pearls constituted 12.6% of net sales for the six-month period ended September 30, 2001, as compared to 28.5% of net sales for the same period in 2000.

Rental Income

Gross rental income for the six-month period ended September 30, 2001 was approximately $489K*, representing an increase of approximately $151K, or 44.9%, as compared to the same period in 2000. The increase in gross rental income was mainly attributable to the additional rental income generated from the Company's rental properties at (i) Flat A on 33rd Floor of Valverde, 11 May Road, Hong Kong, which the Company used as accommodation for senior executives (rather than leasing to third parties) during the six-month period ended September 30, 2000, and (ii) 19th floor of Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong (the "Newly Acquired Property"), which the Company acquired in February 2001.

Selling, General and Administrative Expenses ("SG&A")

SG&A expenses were $4.6 million, consisting of $4.2 million attributable to pearl operations and $0.4 million attributable to real estate operations, for the six-month period ended September 30, 2001, a decrease of approximately $902K, or 16.3%, from $5.5 million, consisting of $5.2 million attributable to pearl operations and $0.3 million attributable to real estate operations, for the same period in 2000. The decrease in SG & A was partly due to a decrease in compensation expenses as no stock options were granted by the Company or MSIL during the six-month period ended September 30, 2001 (compared to the same period in 2000, when MSIL granted options to purchase 33,000,000 shares at HK$0.297 per share), and partly due to a decrease in compensation, marketing and other operating expenses under the Company's cost savings program. In addition, the Company's investments in new marketing and distribution channels were fully expensed in the Statement of Operations for the six-month period ended September 30, 2000.

As a percentage of net sales, SG&A from pearl operations decreased slightly from 22.9% for the six-month period ended September 30, 2000 to 22.8% for the same period in 2001, while SG&A from real estate operations increased from 1.5% for the six-month period ended September 30, 2000 to 2.0% for the same period in 2001.

Interest Expense

Interest expense decreased slightly by $3K, or 0.7%, to $436K from the comparable period in the prior year. Any decrease in interest expenses which resulted from the lower interest rates for the six-month period ended September 30, 2001 as compared to interest rates for the same period in 2000 was offset by the increase in bank borrowings for the acquisition of the Newly Acquired Property.

The Company borrows most of the cash it needs in China through short-term loans from PRC banks in order to minimize exposure to any Renminbi fluctuations. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk". Interest rates for these loans, determined by the Peoples' Bank of China, did not change materially during the six-month period ended September 30, 2001, as compared to the same period of prior year. The

--------
* As used in this 10-Q , the letter "K" appearing immediately after a dollar amount denotes rounding to the nearest $1,000; as an example, $250,499 may be rounded to "$250K".

Company's weighted average short-term borrowing rate decreased slightly from 6.25% per annum for the six-month period ended September 30, 2000 to 5.92% per annum for the same period in 2001.

Interest Income

Interest income decreased by $95K, or 27.6%, to $249K from the comparable period in the prior year. The decrease in interest income was due principally to lower interest rates for the six-month period ended September 30, 2001 as compared to interest rates for the same period in 2000. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk".

Income Taxes

Income taxes and provision therefor for six-month period ended September 30, 2001 decreased by $154K to $470K as compared to $624K for the same period in 2000. The effective tax rate decreased from approximately 42.8% for the six-month period ended September 30, 2000 to approximately 31.1% for the same period in 2001. The decrease was principally due to compensation expenses of $494K related to options granted by MSIL during the six-month period ended September 30, 2000, which were not deductible for Hong Kong tax purposes.

Net Income

Net income for the six-month period ended September 30, 2001 increased by $64K to $647K, representing a 11.0% increase from $583K for the same period in 2000. The increase was attributable to, among other things, a decrease in SG&A expenses during the six-month period ended September 30, 2001.

Excluding income taxes and minority interests, the operating profit was $1.5 million during the six-month period ended September 30, 2001 similar to that of the same period in 2000.

Three-Month Period Ended September 30, 2001 Compared to Three-Month Period Ended September 30, 2000

Net sales for the three-month period ended September 30, 2001 decreased by $2.9 million to $9.3 million, representing a 24.0% drop when compared to net sales of $12.2 million during the same period in 2000. The decrease in sales was mainly attributable to a decrease in demand, which was in turn mainly attributable to a general slow down of the economies of, and weakened business and consumer confidence in, many of the Company's major markets, especially after the attack in New York on September 11, 2001. For example, perhaps due to travel and other risks, many of the Company's long-time customers from the United States did not attend the jewelry show held in Hong Kong in September 2001. The management anticipates that business and consumer confidence in the Company's major markets will remain weak for at least another two to three quarters, but is working closely with its customers to satisfy current demand and anticipate any upcoming increase in demand, and will increase its efforts marketing to new customers.

Gross profit for the three-month period ended September 30, 2001 decreased by $281K, or 8.7%, to $3.0 million, compared to $3.2 million for the same period in 2000. As a percentage of net sales, gross profit increased slightly from 26.4% for the three-month period ended September 30, 2000 to 31.8% for the same period in 2001. The decrease in gross profit resulted mainly from an overall decrease in sales, and the increase in gross profit margin resulted at least in part from a shift of the Company's product mix to South Sea and Tahitian pearls. As the Company has reported in the past, South Sea and Tahitian pearls, while higher priced, generally yield lower margins. However, in recent months, the outstanding harvests of Chinese Freshwater pearls have put downward pressures on their profit margins, and as a result the margins of South Sea and Tahitian pearls have improved in relation to those of Chinese Freshwater pearls. South Sea and Tahitian pearls represented 48.3% of net sales during the three-month period ended September 30, 2001, compared to 44.3% of net sales for the same period in 2000, whereas Chinese Freshwater pearls constituted 14.7% of net sales for the three-month period ended September 30, 2001, as compared to 24.2% of net sales for the same period in 2000.

Rental Income

Gross rental income for the three-month period ended September 30, 2001 was approximately $249K, representing an increase of approximately $70K, or 39.4%, as compared to the same period in 2000. The increase in gross rental income was mainly attributable to the additional rental income generated from the Company's rental properties at (i) Flat A on 33rd Floor of Valverde, 11 May Road, Hong Kong, which the Company used as accommodation for senior executives (rather than leasing to third parties) during the three-month period ended September 30, 2000, and (ii) the Newly Acquired Property, which the Company acquired in February 2001.

Selling, General and Administrative Expenses

SG&A expenses were $2.3 million, consisting of $2.1 million attributable to pearl operations and $0.2 million attributable to real estate operations, for the three-month period ended September 30, 2001, a decrease of approximately $695K, or 23.2%, from $3.0 million, consisting of $2.8 million attributable to pearl operations and $0.2 million attributable to real estate operations, for the same period in 2000. The decrease in SG & A was partly due to a decrease in compensation expenses as no stock options were granted by the Company or MSIL during the three-month period ended September 30, 2001 (compared to the same period in 2000, when MSIL granted options to purchase 33,000,000 shares at HK$0.297 per share), and partly due to a decrease in compensation, marketing and other operating expenses under the Company's cost savings program. In addition, the Company's investments in new marketing and distribution channels were fully expensed in the Statement of Operations for the three-month period ended September 30, 2000.

As a percentage of net sales, SG&A from pearl operations decreased slightly from 23.1% for the three-month period ended September 30, 2000 to 22.7% for the same period in 2001, while SG&A from real estate operations increased from 1.3% for the three-month period ended September 30, 2000 to 2.0% for the same period in 2001.

Interest Expense

Interest expense decreased slightly by $20K, or 8.7%, to $206K from the comparable period in the prior year. The decrease in interest expenses was principally due to the lower interest rates for the three-month period ended September 30, 2001 as compared to interest rates for the same period in 2000.

Interest Income

Interest income decreased by $57K, or 37.6%, to $94K from the comparable period in the prior year. The decrease in interest income was due principally to lower interest rates for the three-month period ended September 30, 2001 as compared to interest rates for the same period in 2000. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk".

Income Taxes

Income taxes and provision therefor for three-month period ended September 30, 2001 decreased by $120K to $185K as compared to $305K for the same period in 2000. Such decrease was principally due to the decrease in net sales and gross profit and compensation expenses of $296K related to options granted by MSIL during the three-month period ended September 30, 2000, which were not deductible for Hong Kong tax purposes.

Net Income

Net income for the three-month period ended September 30, 2001 increased by $320K to $378K, representing a 551.9% increase from $58K for the same period in 2000. The increase was attributable to, among other things, an increase in gross profit margin and a decrease in SG&A expenses during the three-month period ended September 30, 2001.

Excluding income taxes and minority interests, the operating profit during the three-month period ended September 30, 2001 was $809K, representing a 105.1% increase, compared to that of $394K during the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity needs are to fund accounts receivable and inventories. At September 30, 2001, the Company had working capital of $29.2 million which included a cash balance of $14.4 million (including restricted cash), compared to working capital of $28.2 million, which included a cash balance of $16.7 million at March 31, 2001. The current ratio was 3.7 to 1 as of September 30, 2001 as compared with that of 3.0 to 1 as of March 31, 2001. Net cash provided by operating activities was $2.8 million for the six-month period ended September 30, 2001, while net cash used in operating activities was $635K for the same period in 2000. The increase in cash and cash equivalents by $1.1 million was mainly due to the decrease in inventories by $1.2 million from March 31, 2001 to September 30, 2001.

Inventories decreased by $1.2 million to $13.1 million at September 30, 2001 when compared to March 31, 2001 and the inventory turns increased from 6.1 months as at March 31, 2001 to 8.6 months as at September 30, 2001. The increase in inventories was attributable to the increase in the purchase of higher priced South Sea and Tahitian pearls to meet anticipated increase in future demand.

Accounts receivable increased by $1.0 million to $9.0 million at September 30, 2001, as compared to $8.0 million at March 31, 2001 and the debtors turnover period increased from 73 days as at March 31, 2001 to 88 days as at September 30, 2001. The increase in accounts receivable was mainly attributable to an increase in the Company's sales of higher priced South Sea and Tahitian pearls and the more favorable credit period customers of such pearls customarily enjoy in the market. The management is closely monitoring both the amount (both with respect to each customer and in the aggregate) and the ageing of the Company's accounts receivable.

Long-term debt (including current portion of long-term debt) was $3.9 million at September 30, 2001, a decrease of $2.0 million compared to that at March 31, 2001. The decrease was attributable to repayment of installment loan during the six-month period ended September 30, 2001. The gearing ratio was 0.76 at September 30, 2001, compared to 0.90 at March 31, 2001.

The Company had available working capital facilities of $10.9 million in total with various banks at September 30, 2001. Such banking facilities include letter of credit arrangements, import loans, overdraft and other facilities commonly used in the jewelry business. All such banking facilities bear interest at floating rates generally based on prime lending rates, and are subject to periodic review. At September 30, 2001, the Company utilized approximately $1.3 million of its credit facilities.

The Company believes that funds to be generated from internal operations and the existing banking facilities will enable the Company to meet anticipated future cash flow requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six-month period ended September 30, 2001, the Company made approximately 21.5% of its purchases in Renminbi, with the remaining amounts mainly settled in Hong Kong Dollars, US Dollars and Japanese Yen (8.2% of total purchase). The Renminbi is not a fully convertible currency and the Chinese government determines its exchange rate against other currencies. There are conflicting speculations in the market for either a devaluation of the Renminbi as an attempt of the Chinese government to make Chinese exports more competitive, or a revaluation of the Renminbi if China enters the World Trade Organization. As China has not declared any intention to either devalue or revalue its currency, the management believes that the imminent risk of a substantial fluctuation of the Renminbi exchange rate remains low. However, to further minimize any exposure to any Renminbi fluctuations, the Company borrows most of the cash it needs in China through short-term loans from PRC banks. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company's policy is to denominate all its sales in either US Dollars or Hong Kong Dollars. Since the Hong Kong Dollar remained pegged to the US Dollar throughout the period, the Company's sales proceeds have thus far had minimal exposure to foreign exchange fluctuations.

Therefore, since most of the Company's purchases are made in currencies that the Company believes have low risk of revaluation or appreciation and sales are made in US Dollars, the currency risk in the foreseeable future should not be material, and the Company's management determined that no derivative contracts such as forward contracts and options to hedge against foreign exchange fluctuations were necessary during the six-month period ended September 30, 2001.

In addition, the Company's interest expense is sensitive to fluctuations in the general level of Hong Kong interest rates. The interest rates of the installment loans, with principal amount of approximately $3.9 million, ranged from HIBOR+1.25% to HIBOR+1.5% during the period (where HIBOR represents Hong Kong Interbank Offered Rate). All other installment loans and banking facilities of the Company bear interest at floating rates generally based on prime lending rates, which are subject to periodic review.

As the Hong Kong Dollar is pegged to the US Dollar, which in turn co-relates Hong Kong interest rates to US interest rates, any movement in US interest rates is expected to have a bearing on Hong Kong interest rates. Since the US economy has started to slow down and US interest rates has been falling since June 30, 2000, three-month HIBOR has decreased by 4.0% from 6.5% as at June 30, 2000 to 2.5% as at September 30, 2001. Therefore, the Company does not foresee material risks of an increase in Hong Kong interest rates in the foreseeable future. See "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

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



                                         MAN SANG HOLDINGS, INC.

Date:    November 14, 2001


                                         By: /s/ CHENG Chung Hing, Ricky
                                             -----------------------------------
                                               CHENG Chung Hing, Ricky
                                               Chairman of the Board, President,
                                               Chief Executive Officer and
                                               Chief Financial Officer

                                INDEX TO EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.


Exhibit No.                Description

None