Form 10-Q
period 2001-12-31
MAN SANG HOLDINGS INC
filed 2002-02-08
CIK 807630

                             MAN SANG HOLDINGS, INC.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

         AS OF DECEMBER 31, 2001 AND FEBRUARY 7, 2002, 4,405,960 SHARES OF COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

                             MAN SANG HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                      Page
                                                                      ----
PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements
          Condensed Consolidated Balance Sheets as at
          December 31, 2001 and March 31, 2001                         F-1

          Condensed  Consolidated  Statements of Operations and
          Comprehensive  Income  for the three and nine  months
          ended December 31, 2001 and 2000                             F-3

          Condensed Consolidated Statements of Cash Flows for
          the nine months ended December 31, 2001 and 2000             F-4

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


 SIGNATURES

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (Amounts expressed in thousands except share data)

                                                                           December 31, 2001                 March 31, 2001
                                                                    ----------------------------------       --------------
                                                                      US$                       HK$                HK$
                                                                               (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                        10,362                     80,823             65,294
    Restricted cash                                                   2,042                     15,925             64,879
    Marketable securities                                             1,793                     13,987             11,734
    Accounts receivable, net of allowance for doubtful                7,494                     58,453             62,620
         accounts of HK$10,054 as of December 31, 2001
         and HK$5,214 as of March 31, 2001
     Inventories
         Raw materials                                                  423                      3,302              1,618
         Work in progress                                             2,378                     18,549             31,611
         Finished goods                                              11,228                     87,575             77,816
                                                                     ------                    -------            -------
                                                                     14,029                    109,426            111,045

     Prepaid expenses                                                   244                      1,904              1,889
     Other current assets                                             3,260                     25,428             13,246
     Income tax receivable                                              221                      1,725              1,725
                                                                     ------                    -------            -------
              Total current assets                                   39,445                    307,671            332,432

Long-term investments                                                   812                      6,330              6,330

Deferred tax assets                                                     155                      1,210              3,643

Goodwill                                                                151                      1,179              1,179
     Accumulated amortization and impairment                           (151)                    (1,179)              (393)
                                                                      ------                    -------            -------
                                                                         --                         --                786

Property, plant and equipment                                        14,376                    112,137            110,791
     Accumulated depreciation                                        (3,950)                   (30,808)           (25,970)
                                                                    -------                    -------            -------
                                                                     10,426                     81,329             84,821

Real estate investments                                              11,496                     89,669             90,383
     Accumulated depreciation                                          (926)                    (7,227)            (6,014)
                                                                     ------                    -------            -------
                                                                     10,570                     82,442             84,369

                                                                     ------                    -------            -------
              Total  assets                                          61,408                    478,982            512,381
                                                                     ======                    =======            =======



     See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

               (Amounts expressed in thousands except share data)


                                                 December 31,         March 31,
                                                     2001               2001
                                             ------------------       -------
                                               US$         HK$          HK$
                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                        3,900       30,420       75,718

 Current portion of long-term debt
   Secured bank loans                           715        5,575       16,304
   Capital lease obligations                      0            0          123
                                             ------       ------       ------
                                                715        5,575       16,427

   Accounts payable                             921        7,181        3,465
   Amount due to affiliate                       --            1          184
   Accrued payroll and employee benefits        757        5,906        4,640
   Other accrued liabilities                    955        7,446       11,306
      Income taxes payable                      242        1,887          763
                                             ------       ------      -------
           Total current liabilities          7,490       58,416      112,503

Long-term debt
   Secured bank loans                         3,000       23,404       29,301
   Capital lease obligations                     --           --            5
                                             ------      -------      -------
                                              3,000       23,404       29,306

Minority interests                           20,752      161,866      112,234

Stockholders' equity:
Common stock, par value US$0.001                  4           34           34
 - authorized:  25,000,000 shares;
   issued and outstanding:
   4,405,960 shares

Series A preferred stock,
 par value US$0.001                              --             1           1
 - authorized, issued and outstanding:
   100,000 shares;
   (entitled in liquidation to
   US$2,500 (HK$19,500))

Series B convertible preferred stock,
 par value US$0.001                              --            --          --
 - authorized:
   100,000 shares; no shares outstanding

Additional paid-in capital                    7,495         58,459       88,061
Retained earnings                            22,848        178,210      171,261
Accumulated other comprehensive income         (181)        (1,408)      (1,019)
                                            -------        -------      -------
           Total stockholders' equity        30,166        235,296      258,338
                                            -------        -------      -------
           Total liabilities and
             stockholders' equity            61,408        478,982      512,381
                                            =======        =======      =======







     See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND COMPREHENSIVE INCOME (Unaudited)
                FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31
               (Amounts expressed in thousands except share data)


                                                          Three Months Ended December 31,        Nine Months Ended December 31,
                                                                2001                 2000                2001             2000
                                                     -------------------------- -----------  -----------------------   ----------
                                                       US$              HK$            HK$          US$         HK$          HK$

Net sales                                                  7,324      57,127        66,102       26,034     203,066      243,144
Cost of goods sold                                        (4,896)    (38,188)      (72,105)     (17,925)   (139,813)    (198,619)
                                                     ------------ -----------  ------------  -----------  ----------  -----------
Gross profit (loss)                                        2,428      18,939        (6,003)       8,109      63,253       44,525

Rental income, gross                                         242       1,889         1,338          731       5,700        3,968
                                                     ------------ -----------  ------------  -----------  ----------  -----------
                                                           2,670      20,828        (4,665)       8,840      68,953       48,493
Selling, general and administrative expenses
   -  Pearls                                              (1,871)    (14,598)      (19,923)      (6,136)    (47,864)     (60,434)
   -  Real estate investments                               (193)     (1,502)       (1,527)        (559)     (4,358)      (4,173)
                                                     ------------ -----------  ------------  -----------  ----------  -----------
Operating income (loss)                                      606       4,728       (26,115)       2,145      16,731      (16,114)

Non-operating items
   -  Interest expenses                                     (118)       (922)       (1,662)        (554)     (4,325)      (5,090)
   -  Interest income                                         52         404         1,710          301       2,351        4,400
   -  Other income                                            47         370           715          204       1,592        2,825
                                                     ------------ -----------  ------------  -----------  ----------  -----------
Income (loss) before income taxes and
minority interests                                           587       4,580       (25,352)       2,096      16,349      (13,979)

Provision for income taxes                                   (11)        (86)        1,964         (481)     (3,749)      (2,900)
                                                     ------------ -----------  ------------  -----------  ----------  -----------
Income (loss) before minority interests                      576       4,494       (23,388)       1,615      12,600      (16,879)

Minority interests                                          (332)     (2,596)        7,180         (724)     (5,651)       5,219
                                                     ------------ -----------  ------------  -----------  ----------  -----------
Net income (loss)                                            244       1,898       (16,208)         891       6,949      (11,660)


Other comprehensive income (loss), net of
taxes and minority interests
   -  Foreign currency translation adjustments                45         354           164           95         745          366
   -  Unrealized holding gains (losses)
      on marketable securities                               161       1,255          (837)        (145)     (1,134)        (579)
                                                     ------------ -----------  ------------  -----------  ----------  -----------
Other comprehensive income (loss), net of taxes and
minority interests                                           206       1,609          (673)         (50)       (389)        (213)
                                                     ------------ -----------  ------------  -----------  ----------  -----------


Comprehensive income (loss)                                  450       3,507       (16,881)         841       6,560      (11,873)
                                                     ============ ===========  ============  ===========  ==========  ===========



Basic earnings (loss) per common share                      0.06        0.43    -     3.68         0.20        1.58    -    2.65
                                                     ============ ===========  ============  ===========  ==========  ===========

Diluted earnings (loss) per common share                    0.06        0.43   -      3.68         0.20        1.58    -    2.65
                                                     ============ ===========  ============  ===========  ==========  ===========


Weighted average number of shares
of common stock
   - for basic earnings (loss) per share               4,405,960   4,405,960     4,405,960    4,405,960   4,405,960    4,405,960
                                                     ============ ===========  ============  ===========  ==========  ===========

   - for diluted earnings (loss) per share             4,405,960   4,405,960     4,405,960    4,405,960   4,405,960    4,405,960
                                                     ============ ===========  ============  ===========  ==========  ===========



     See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      FOR THE NINE MONTHS ENDED DECEMBER 31
                        (Amounts expressed in thousands)

                                                                       NINE MONTHS ENDED DECEMBER 31,
                                                               -----------------------------------------------
                                                                             2001                       2000
                                                               ------------------------------------  ---------
                                                                   US$                HK$                 HK$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         891               6,949             (11,660)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Provision for doubtful debts                                    648               5,054                  --
   Compensation expenses                                            --                  --               4,620
   Depreciation and amortization                                   898               7,008               6,825
   Provision for impairment of goodwill                             76                 591                  --
   Loss on sale of property, plant and equipment                     1                   9                 342
   Realized gains on disposal of marketable securities              --                  --                (949)
   Minority interests                                              724               5,651              (5,219)
   Changes in operating assets and liabilities:
   Accounts receivable                                            (120)               (935)             (9,829)
   Inventories                                                     213               1,660              29,931
   Prepaid expenses                                                 (2)                (15)              1,157
   Other current assets                                         (1,560)            (12,175)             (1,890)
   Accounts payable                                                476               3,715              (5,311)
   Amount due to affiliate                                         (23)               (184)               (439)
   Accrued payroll and employee benefits                           162               1,267               5,125
   Other accrued liabilities                                      (495)             (3,864)             (2,314)
   Income taxes payable                                            456               3,558                 566
                                                                ------             -------             -------
Net cash provided by operating activities                        2,345              18,289              10,955
                                                                ------             -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                     (180)             (1,402)            (10,083)
    Purchase of marketable securities                             (459)             (3,578)            (21,165)
    Decrease (increase) in restricted cash                       6,276              48,955              (1,491)
    Proceeds from sales of marketable securities
                                                                    --                  --               4,683
    Proceeds from sales of property, plant and
      equipment                                                      1                   5                 137
                                                                ------             -------             -------
Net cash provided by (used in) investing activities              5,638              43,980             (27,919)
                                                                ------             -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of short-term borrowings                          (5,936)            (46,300)            (67,592)
    Repayment of long-term debt                                 (2,148)            (16,755)             (3,464)
    Increase in short-term borrowings
                                                                   261               2,035              78,431
    Dividends paid to minority shareholders of a
      subsidiary
                                                                    --                  --                  (1)
    Net proceeds from issuance of shares by a
      subsidiary
                                                                 1,799              14,030                 525
                                                                ------             -------             -------
Net cash (used in) provided by financing activities             (6,024)            (46,990)              7,899
                                                                ------             -------             -------

Net increase (decrease) in cash and cash equivalents             1,959              15,279              (9,065)
Cash and cash equivalents at beginning of period                 8,371              65,294              88,900
Exchange adjustments                                                32                 250                 400
                                                                ------             -------             -------
Cash and cash equivalents at end of period                      10,362              80,823              80,235
                                                                ======             =======             =======



SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest and financing charges                                564               4,397               5,095
                                                                ------             -------             -------
     Income taxes, net of refunds                                   24                 191               2,334
                                                                ------             -------             -------




      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001
                                   (UNAUDITED)

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

The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. Unless otherwise indicated as Hong Kong dollars or HK$, all financial information contained herein is presented in United States dollars. The translations of Hong Kong dollar amounts into United States dollars are for convenience only and have been made at the rate of HK$7.8 to US$1, the approximate free rate of exchange at December 31, 2001. Such translations should not be construed as representations that Hong Kong dollar amounts could be converted into United States dollars at that rate or any other rate.

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

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 142 will become effective for fiscal years beginning after December 15, 2001.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will be required to adopt this standard on January 1, 2003. The Company is reviewing the statement to determine what effect, if any, it will have on its financial position and results of operations.

 In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. This statement supersedes FASB Statement 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and portions of APB Opinion 30 "Reporting the Results of Operations". This statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company is reviewing the statement to determine what effect, if any, it will have on its financial position and results of operations.

4.  EARNINGS PER SHARE ("EPS") / LOSS PER SHARE ("LPS")

EPS / LPS is calculated in accordance with SFAS No. 128. Per share data is calculated using the weighted average number of shares of common stock outstanding during the period.

                                       For the Quarter Ended December 31, 2000
                                       ---------------------------------------
                                         Loss         No. of shares       LPS
                                          US$                             US$
Basic LPS
Net loss available to common
stockholders                           (2,091,316)      4,405,960        (0.47)
                                      ===========       =========        =====

Diluted LPS
Net loss available to common
stockholders, including conversion     (2,091,316)      4,405,960        (0.47)
                                       ==========       =========        =====

                                    For the Nine Months Ended December 31, 2000
                                    -------------------------------------------
                                      Loss        No. of shares           LPS
                                      US$                                 US$
Basic LPS
Net loss available to common
stockholders                         (1,504,469)       4,405,960       (0.34)
                                     ==========        =========       =====

Diluted LPS
Net loss available to common
stockholders, including
conversion                           (1,504,469)       4,405,960      (0.34)
                                     ==========        =========      =====

Man Sang International Ltd. ("MSIL"), a subsidiary of the Company whose shares are listed on The Stock Exchange of Hong Kong Limited ("Hong Kong Stock
Exchange"), adopted a share option scheme (the "Share Option Scheme") on September 8, 1997. The Share Option Scheme is administered by Board of Directors of MSIL, whose decisions are final and binding on all parties.

On April 28, 2000, MSIL granted to its directors and certain of its senior employees options to subscribe for 33,000,000 MSIL shares of nominal value of HK$0.10 per share at an exercise price of HK$0.297 per share. The exercise price represented approximately 80% of the average closing price of each MSIL share as stated in the daily quotation sheets of Hong Kong Stock Exchange for the five trading days immediately preceding the date on which the options were granted. The options can be exercised in a period of two years commencing on the expiry of six months after the options are accepted in accordance with the Share Option Scheme, and expiring on the last day of such two-year period. On August 3, 2000, MSIL's shareholders approved a bonus issue of its ordinary shares to its shareholders on the basis of one bonus share for every five shares of MSIL held on August 3, 2000 (the "Bonus Issue"). As a result of the Bonus Issue, the number of MSIL shares that may be subscribed under the options granted on April 28, 2000, increased to 39,600,000, and the exercise price per share decreased to HK$0.2475.

For each of the three-month and nine-month periods ended December 31, 2000, the effect on consolidated LPS of both options and warrants issued by MSIL and options issued by the Company was not included in the computation of diluted LPS because it would have resulted in anti-dilutive effect.


                                         For the Quarter Ended December 31, 2001
                                         ---------------------------------------
                                          Earnings       No. of shares     EPS
                                            US$                            US$
Basic EPS
Net income available to common
stockholders                              243,553          4,405,960        0.06
                                          =======          =========        ====

Diluted EPS
Net income available to common
stockholders, including conversion        243,553          4,405,960        0.06
                                          =======          =========        ====

                                            For the Nine Months Ended
                                                December 31, 2001
                                          ------------------------------
                                          Earnings   No. of shares    EPS
                                             US$                      US$
Basic EPs
Net income available to common
 stockholders                             891,040     4,405,960       0.20
                                          =======     =========       ====

Diluted EPS
Net income available to common
 stockholders, including conversion       891,040     4,405,960       0.20
                                          =======     =========       ====


For each of the three-month and nine-month periods ended December 31, 2001, the effect on consolidated EPS of both options and warrants issued by MSIL and options issued by the Company was not included in the computation of diluted EPS because it would have resulted in anti-dilutive effect.


5.  DISCLOSURE OF GEOGRAPHIC INFORMATION

All of the Company's sales of pearls are co-ordinated through its Hong Kong subsidiaries and an analysis by destination is as follows:


                            For the quarter              For the nine months
                           ended December 31              ended December 31
                        ----------------------         ----------------------
                         2001             2000          2001            2000
                        US$'000         US$'000        US$'000         US$'000
Net Sales:
Hong Kong*               1,941           2,638          6,116           7,335

Export:
Asian countries
 excluding Hong Kong     2,309           2,140          6,931           8,827
North America            1,521           1,934          6,525           7,819
Europe                   1,412           1,438          5,512           6,293
Others                     141             379            950           1,099
                        ------          ------         ------          ------
                         7,324           8,529         26,034          31,373
                        ======          ======         ======          ======


---------
* A majority of sales (by dollar amount) in Hong Kong are for re-export to North America and Europe.


The Company operates in only one geographic area. The location of the Company's identifiable assets is as follows:

                                           December 31,    March 31,
                                              2001           2001
                                             US$'000        US$'000
                                             -------        -------
Hong Kong                                     47,743         49,454
Other regions of The People's Republic
 of China ("PRC")                             13,665         16,657
                                              ------         ------
                                              61,408         66,111
                                              ======         ======

6.  DISCLOSURE OF MAJOR CUSTOMERS

During the nine months ended December 31, 2001, there was one customer who accounted for 10.4% of total sales.

A substantial percentage of the Company's sales was made to a small number of customers and was typically on an open account basis. Except as disclosed above, no single customer accounted for 10% or more of total sales.

7.  SEGMENT INFORMATION

Reportable segment profit or loss, and segment assets are disclosed as follows:

                                                  Reportable  Segment Profit or  Loss,  and  Segment  Assets
                                            ---------------------------------------------------------------------
                                                For the three months                For the nine months
                                                ended, December 31                   ended, December 31
                                                2001             2000               2001                2000
                                               US$'000         US$'000            US$'000             US$'000
Revenues from external customers
   Pearls                                            7,324          8,529                 26,034          31,373
   Real estate investment                              242            173                    731             512
                                           ----------------  -------------  ---------------------  --------------
                                                     7,566          8,702                 26,765          31,885
                                           ================  =============  =====================  ==============

Operating income (loss)
   Pearls                                              557         (3,346)                 1,973          (2,053)
   Real estate investment                               49            (23)                   172             (26)
                                           ----------------  -------------  ---------------------  ---------------
                                                       606         (3,369)                 2,145          (2,079)
                                           ================  =============  =====================  ===============

Interest expenses
   Pearls                                               50             89                    207              262
   Real estate investment                               52             72                    287              218
   Corporate assets                                     16             54                     60              177
                                           ----------------  -------------  ---------------------  ---------------
                                                       118            215                    554              657
                                           ================  =============  =====================  ===============

Depreciation and amortization
   Pearls                                              155            208                    582              609
   Real estate investment                               59             32                    176               82
   Corporate assets                                     51             49                    140              152
                                           ----------------  -------------  ---------------------  ---------------
                                                       265            289                    898              843
                                           ================  =============  =====================  ===============

Capital expenditure for segment assets
   Pearls                                               94            117                    174              722
   Real estate investment                                -              -                      -                -
   Corporate assets                                      -             31                      6              579
                                           ----------------  -------------  ---------------------  ---------------
                                                        94            148                    180            1,301
                                           ================  =============  =====================  ===============

                                                                             As of December 31,     As of March 31
                                                                                    2001                2001
Segment assets                                                                    US$'000             US$'000
   Pearls                                                                                 41,419           45,882
   Real estate investment                                                                 10,570           10,885
   Corporate assets                                                                        9,419            9,344
                                                                            ---------------------  ---------------
                                                                                          61,408           66,111
                                                                            =====================  ===============

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

RESULTS OF OPERATIONS

Nine-Month Period Ended December 31, 2001 Compared to Nine-Month Period Ended December 31, 2000

Net sales for the nine-month period ended December 31, 2001 decreased by $5.3 million to $26.0 million, representing a 16.9% drop when compared to net sales of $31.3 million during the same period in 2000. The decrease in sales was mainly attributable to a decrease in demand, which was in turn mainly attributable to a general slow down of the economies of, and weakened business and consumer confidence in, many of the Company's major markets. Especially after the attack in New York on September 11, 2001, the management anticipates that business and consumer confidence in the Company's major markets will remain weak for at least another one to two quarters, but is working closely with its customers to satisfy current demand and any anticipated upcoming increase in demand, and will increase its marketing efforts to customers.

Gross profit for the nine-month period ended December 31, 2001, on the other hand, improved by $2.4 million, or 41.1%, from $5.7 million for the same period in 2000 to $8.1 million. As a percentage of net sales, gross profit improved from 18.3% for the nine-month period ended 31 December 2000 to 31.1% for the same period in 2001. The gross profit in the comparative period in last fiscal year was adversely affected by a write-down of the Company's inventories in the amount of US$2.2 million in the third quarter of last fiscal year.

Rental Income

Gross rental income for the nine-month period ended December 31, 2001 was approximately $731K*, representing an increase of approximately $219K, or 42.8%, as compared to the same period in 2000. The increase in gross rental income was mainly attributable to the additional rental income generated from the Company's rental properties at (i) Flat A on 33rd Floor of Valverde, 11 May Road, Hong Kong, which the Company used as accommodation for senior executives (rather than leasing to third parties) during the nine-month period ended December 31, 2000, and (ii) 19th floor of Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong (the "Newly Acquired Property"), which the Company acquired in February 2001.

Selling, General and Administrative Expenses ("SG&A expenses")

SG&A  expenses were $6.7 million,  consisting  of $6.1 million  attributable  to pearl operations and $0.6 million attributable to real estate operations, for the nine-month period ended December 31, 2001, a decrease of approximately $1.6 million, or 19.3%, from $8.3 million, consisting of $7.8 million attributable to pearl operations and $0.5 million attributable to real estate operations, for the same period in 2000. The decrease in SG&A expenses was partly due to a decrease in compensation expenses as no stock options were granted by the Company or MSIL during the nine-month period ended December 31, 2001 (compensation expenses in respect of stock options granted by MSIL to purchase 33,000,000 shares at HK$0.297 per share was $592K for the same period in last fiscal year), and partly due to a decrease in compensation, marketing and other operating expenses under the Company's cost savings program. In addition, the Company's investments in new marketing and distribution channels were fully expensed in the Statement of Operations for the nine-month period ended December 31, 2000.

As a percentage of net sales, SG&A expenses from pearl operations decreased slightly from 24.9% for the nine-month period ended December 31, 2000 to 23.6% for the same period in 2001.

Interest Expenses

Interest expenses decreased by $103K, or 15.7%, to $554K from $657K for the comparable period in the prior year as a result of the drop in interest rate and the use of bank deposits by the Company to repay part of the bank borrowings. The Company borrows most of the cash it needs in China through short-term loans from PRC banks in order to minimize exposure to any Renminbi ("RMB") fluctuations. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk".

Interest Income

Interest income decreased by $267K, or 47.0%, to $301K from the comparable period of $568K in the prior year. The decrease in interest income was due principally to lower interest

--------
* As used in this 10-Q , the letter "K" appearing immediately after a dollar amount denotes rounding to the nearest $1,000; as an example, $250,499 may be rounded to "$250K".

rates for the nine-month period ended December 31, 2001 as compared to interest rates for the same period in 2000 and the use of bank deposits to reduce level of bank borrowings. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk".

Income Taxes

Income taxes and provision thereon for nine-month period ended December 31, 2001 increased by $107K to $481K as compared to $374K for the same period in 2000. The increase was in line with the return to profitability in current fiscal year.

Net Income

The net income for the nine-month period ended December 31, 2001 showed an improvement of $2.4 million over the loss of $1.5 million for the same period in 2000 to a net income of $0.9 million. The net income in the comparative period in last fiscal year was adversely affected by a write-down of the Company's inventories in the amount of US$2.2 million in the third quarter of last fiscal year.


Excluding income taxes and minority interests, the operating income for the nine-month period ended December 31, 2001 was $2.1 million, the operating loss for the comparable period in the last fiscal year was $1.8 million.

Three-Month Period Ended December 31, 2001 Compared to Three-Month Period Ended December 31, 2000

Net sales for the three-month period ended December 31, 2001 decreased by $1.2 million from $8.5 million for the same period in last fiscal year to $7.3 million, representing a 14.1% drop. The decrease in sales was mainly attributable to a decrease in demand, which was in turn mainly attributable to a general slow down of the economies of, and weakened business and consumer confidence in, many of the Company's major markets. Especially after the attack in New York on September 11, 2001, the management anticipates that business and consumer confidence in the Company's major markets will remain weak for at least another one to two quarters, but is working closely with its customers to satisfy current demand and any anticipated upcoming increase in demand, and will increase its efforts marketing to new customers.

Gross profit for the three-month period ended December 31, 2001, on the other hand, improved by $3.2 million from gross loss of $0.8 million for the same period in 2000 to gross profit of $2.4 million. The gross profit in the comparative period in last fiscal year was adversely affected by a write-down of the Company's inventories in the amount of US$2.2 million in the third quarter of last fiscal year.

Rental Income

Gross rental income for the three-month period ended December 31, 2001 was approximately $242K, representing an increase of approximately $69K, or 39.4%, as compared to the same period in 2000. The increase in gross rental income was mainly attributable to the additional rental income generated from the Company's rental properties at (i) Flat A on 33rd Floor of Valverde, 11 May Road, Hong Kong, which the Company used as accommodation for senior executives (rather than leasing to third parties) during the three-month period ended December 31, 2000, and (ii) the Newly Acquired Property, which the Company acquired in February 2001.

Selling, General and Administrative Expenses

SG&A expenses were $2.1 million, consisting of $1.9 million attributable to pearl operations and $0.2 million attributable to real estate operations, for the three-month period ended December 31, 2001, a decrease of approximately $0.7 million, or 25.4%, from $2.8 million, consisting of $2.6 million attributable to pearl operations and $0.2 million attributable to real estate operations, for the same period in 2000. The decrease in SG&A expenses was partly due to a decrease in compensation expenses as no stock options were granted by the Company or MSIL during the three-month period ended December 31, 2001, and partly due to a decrease in compensation, marketing and other operating expenses under the Company's cost savings program.

As a percentage of net sales, SG&A expenses from pearl operations decreased from 30.1% for the three-month period ended December 31, 2000 to 25.6% for the same period in 2001.

Interest Expenses

Interest expenses decreased by $97K, or 45.1%, to $118K from $215K for the comparable period in the prior year as a result of the drop in interest rate and the use of bank deposits by the Company to repay part of the bank borrowings. Interest Income

Interest income decreased by $169K, or 76.5%, to $52K from the comparable period in the prior year. The decrease in interest income was due principally to lower interest rates for the three-month period ended December 31, 2001 as compared to interest rates for the same period in 2000 and the uplift of pledged bank deposits to reduce level of bank borrowings. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk".

Income Taxes

Income taxes and provision thereon for three-month period ended December 31, 2001 increased by $264K from a credit of $253K to a provision of $11K. The credit in the third quarter of last fiscal year was mainly attributable to the loss in that quarter following the write-down of $2.2 million in inventories.

Net Income

Net income for the three-month period ended December 31, 2001 improved by $2.3 million from net loss of $2.1 million to net income of $0.2 million. The improvement was attributable to, among other things, an increase in gross profit margin and a decrease in SG&A expenses during the three-month period ended December 31, 2001. The net income in the comparative period in last fiscal year was adversely affected by a write-down of the Company's inventories in the amount of US$2.2 million in the third quarter of last fiscal year.

Excluding income taxes and minority interests, the operating income for the three-month period ended December 31, 2001 was $0.6 million, the operating loss for the comparable period in the last fiscal year was $3.3 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity needs are to fund accounts receivable and inventories. At December 31, 2001, the Company had working capital of $31.9 million which included a cash balance of $12.4 million (including restricted cash), compared to working capital of $28.4 million, which included a cash balance of $16.8 million at March 31, 2001. The current ratio was 5.3 to 1 as of December 31, 2001 as compared with that of 3.0 to 1 as of March 31, 2001. Net cash provided by operating activities was $2.3 million for the nine-month period ended December 31, 2001, while net cash provided by operating activities was $1.4 million for the same period in 2000. The increase in cash and cash equivalents by $1.9 million from March 31, 2001 to December 31, 2001 was the net effect of net cash provided by operating activities of $2.3 million, net cash provided by investing activities of $5.6 million and net cash used in financing activities of $6.0 million.

Inventories decreased slightly by $0.3 million from $14.3 million at March 31, 2001 to $14.0 million at December 31, 2001. The inventory turnover period increased from 6.1 months as at March 31, 2001 to 7.1 months as at December 31, 2001.

Accounts receivable decreased by $0.6 million to $7.5 million at December 31, 2001, as compared to $8.1 million at March 31, 2001 mainly as result of additional provision for doubtful debts of $0.5 million during the nine months ended December 31, 2001. The debtors turnover period increased from 73 days as at March 31, 2001 to 82 days as at December 31, 2001. The increase in level of accounts receivable relative to sales was mainly attributable to an increase in the Company's sales of higher priced South Sea and Tahitian pearls and the more favorable credit period normally offered to customers of such pearls in the market. The management is closely monitoring both the amount (both with respect to each customer and in the aggregate) and the ageing of the Company's accounts receivable.

Long-term debt (including current portion of long-term debt) was $3.7 million at December 31, 2001, a decrease of $2.2 million compared to that at March 31, 2001. The decrease was attributable to repayment of installment loan during the nine-month period ended December 31, 2001. The gearing ratio was 0.94 at December 31, 2001, compared to 0.90 at March 31, 2001.

The Company had available working capital facilities of $10.9 million in total with various banks at December 31, 2001. Such banking facilities include letter of credit arrangements, import loans, overdraft and other facilities commonly used in the jewelry business. All such banking facilities bear interest at floating rates generally based on inter bank rates, and are subject to periodic review. At December 31, 2001, the Company utilized approximately $1.7 million of its credit facilities.

The Company believes that funds to be generated from internal operations and the existing banking facilities will enable the Company to meet anticipated future cash flow requirements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine-month period ended December 31, 2001, the Company made approximately 31.0% of its purchases in RMB, with the remaining amounts mainly settled in Hong Kong Dollars, US Dollars and Japanese Yen (9.1% of total purchase). The RMB is not a fully convertible currency and the Chinese government determines its exchange rate against other currencies. There are conflicting speculations in the market for either a devaluation of the RMB as an attempt of the Chinese government to make Chinese exports more competitive, or a revaluation of the RMB following China's entry to the World Trade Organization. As China has not declared any intention to either devalue or revalue its currency, the management believes that the imminent risk of a substantial fluctuation of the RMB exchange rate remains low. However, to further minimize any exposure to any RMB fluctuations, the Company borrows most of the cash it needs in China through short-term loans from PRC banks. At December 31, 2001, the Company had short-term RMB bank borrowings of about $3.8 million, the weighted average interest rate was 6.15% per annum. See also "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

The Company's policy is to denominate all its sales in either US Dollars or Hong Kong Dollars. Since the Hong Kong Dollar remained pegged to the US Dollar throughout the period, the Company's sales proceeds have thus far had minimal exposure to foreign exchange fluctuations.

Therefore, since most of the Company's purchases are made in currencies that the Company believes have low risk of revaluation or appreciation and sales are made in US Dollars, the currency risk in the foreseeable future should not be material, and the Company's management determined that no derivative contracts such as forward contracts and options to hedge against foreign exchange fluctuations were necessary during the nine-month period ended December 31, 2001.

In addition, the Company's interest expense is sensitive to fluctuations in the general level of Hong Kong interest rates determined on the basis of Hong Kong Inter-bank Offer Rate ("HIBOR"). As the Hong Kong Dollar is pegged to the US Dollar, which in turn co-relates Hong Kong interest rates to US interest rates, any movement in US dollar interest rates is expected to have a consequential bearing on Hong Kong dollar interest rates. Since the US economy has started to slow down and US interest rates has been falling since June 30, 2000, three-month HIBOR has decreased by 4.5% from 6.5% as at June 30, 2000 to 2.0% as at December 31, 2001, largely in line with the change in US dollar rates. At December 31, 2001, the Company had Hong Kong dollar bank borrowings of about $3.8 million, the weighted average interest rate was 3.4% per annum. Therefore, the Company does not foresee material risks of an increase in Hong Kong interest rates in the foreseeable future. See "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations".

As a result, the Company believes that the risk associated with fluctuations in interest rate is not material, and no derivative contracts are necessary.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

On November 1, 2001, Man Sang Jewellery Company Limited, a subsidiary of the Company, filed an action in the High Court of Hong Kong against a customer to claim $119,182 (for which the Company has made full provision) plus interest and costs. The Company estimates that non-recoverable costs in addition to the amount claimed, if any, will be immaterial.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

On November 15, 2001, MSIL announced that it agreed to place, through DBS Vickers (Hong Kong) Limited ("DBS Vickers") 120,000,000 new shares (the "Placing Shares") in MSIL at a price of HK$0.12 per share (the "Placing Price") to more than six independent professional and private placees on a fully underwritten basis (the "Placement"). All the 120,000,000 Placing Shares were allotted on November 26, 2001. None of the placees holds more than 10% interest in MSIL on completion of the Placement.

The 120,000,000 Placing Shares represented approximately 18.99% of the issued share capital of MSIL immediately before the Placement and approximately 15.96% of the issued share capital of MSIL as enlarged by the issue of the Placing Shares.

The Placing Price of HK$0.12 per Placing Share was negotiated on an arm's length basis between MSIL and DBS Vickers. No director, chief executive or substantial shareholder of MSIL is a director, chief executive or substantial shareholder of DBS Vickers. Although Mr. Lau Chau Ming, Mathew, a director of the Company (but not of MSIL), is a senior manager of DBS Vickers, he was not involved in the negotiation between MSIL and DBS Vickers. The Placing Price represented a discount of approximately 16.08% to the closing price of HK$0.143 per share as quoted on Hong Kong Stock Exchange on November 15, 2001 and a discount of approximately 15.19% to the average closing price of HK$0.1415 per share as quoted on Hong Kong Stock Exchange over the last ten trading days up to and including November 15, 2001.

All the Placing Shares rank pari passu in all respects with all other shares in MSIL.

The net proceeds of the Placement of approximately HK$14 million will be used as working capital of the pearl business.

Upon completion of the Placement, the number of shares issued and outstanding in MSIL increased from 631,870,930 to 751,870,930. The legal and beneficial ownership of interest in MSIL by Man Sang International (B.V.I.) Limited, a wholly-owned subsidiary of the Company, decreased from 67.42% to 56.66%.

ITEM 6. EXHIBITS

(A)     Exhibits

        None

(B)     Reports on Form 8-K

        None

                                    SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, Man Sang Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           MAN SANG HOLDINGS, INC.

Date: February 8, 2002



                                           By: /s/ CHENG Chung Hing, Ricky
                                               --------------------------------
                                               CHENG Chung Hing, Ricky
                                               Chairman of the Board, President,
                                               Chief Executive Officer and
                                               Chief Financial Officer

                                INDEX TO EXHIBITS

The following  documents are filed herewith or have been included as exhibits to
previous   filings  with  the  Securities   and  Exchange   Commission  and  are
incorporated by reference as indicated below.


Exhibit No.                Description

None