Form 10-K
period 2002-03-31
MAN SANG HOLDINGS INC
filed 2002-06-28
CIK 807630

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2002 OR

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
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing
requirements for the past ninety (90) days. Yes  X      No
                                               ----        -----

         Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $1,549,470 as of June 18, 2002, based upon the closing price on the NASD Electronic Bulletin Board reported for such date. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer of affiliate status is not necessarily a conclusive determination for other purposes.

  4,815,960 shares of Common Stock Issued and Outstanding as of June 18, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) or (c) are incorporated by reference in this report.

                                TABLE OF CONTENTS

                                                                               Page
                                                                               ----
PART I
         ITEM 1.  BUSINESS                                                      1
         ITEM 2.  PROPERTIES                                                   13
         ITEM 3.  LEGAL PROCEEDINGS                                            15
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                             15

PART II
         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS                                          15
         ITEM 6.  SELECTED FINANCIAL DATA                                      16
         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                17
         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                            25
         ITEM 8.  FINANCIAL STATEMENTS                                         27
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE           27

PART III
         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS                             28
         ITEM 11. EXECUTIVE COMPENSATION                                       32
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT AND RELATED
                  STOCKHOLDER MATTERS                                          37
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS                                                 39
PART IV
         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K                                          40

SIGNATURES                                                                     44

SUPPLEMENTAL REPORTS TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-
REPORTING ISSUERS                                                              45

INDEX TO EXHIBITS                                                              46

FINANCIAL STATEMENTS

                                     PART I

ITEM 1.  BUSINESS

GENERAL AND ORGANIZATION CHART

Man Sang Holdings, Inc. (the "Company"), through its subsidiaries, is primarily engaged in (i) the purchasing, processing, assembling, merchandising, and wholesale distribution of pearls and pearl jewelry products; and (ii) the management and leasing of a commercial real estate complex in Shenzhen, People's Republic of China (the "PRC"). The structure of the Company as of the date of this annual report on Form 10-K is as follows:-

[ORGANIZATIONAL CHART OF MAN SANG GROUP]

HISTORY OF THE COMPANY

The Company was incorporated in the State of Nevada in November 1986 under the name of SBH Ventures, Inc. The Company was originally incorporated as a "blind pool" company for the purpose of acquiring an operating business. In March 1987, the Company completed a public offering of 20,000,000 shares of common stock raising net proceeds of approximately $171,000.* Subsequently, in November 1991, the Company, in connection with a merger with an operating company, changed its name to UNIX Source America, Inc. and effected a 1-for-20 reverse stock split of its common stock. The operations of the merged companies proved unsuccessful and the Company ceased such business operations in 1992. In January 1996, the Company again effected a reverse split of its common stock on approximately a 1-for-14 basis and, following such reverse split, issued 11,000,000 shares of common stock, par value $0.001 per share ("Common Stock") and 100,000 shares of Series A Preferred Stock, par value $0.001 per share ("Series A Preferred Stock") in exchange (the "Exchange") for all of the outstanding securities of Man Sang International (B.V.I.) Limited, a British Virgin Islands company ("Man Sang BVI"). Pursuant to the terms of the Exchange, the Company changed its name to Man Sang Holdings, Inc. and assumed the operations of Man Sang BVI. The management of Man Sang BVI then assumed control of the Company.

During the period from April to July 1996, the Company, in reliance on Regulation S promulgated under the US Securities Act of 1933, as amended, sold and issued 6,760 shares of Series B Convertible Preferred Stock, par value $0.001 per share ("Series B Preferred Stock"), for an aggregate purchasing price of $6.76 million. All 6,760 shares of Series B Preferred Stock were converted into 5,223,838 shares of Common Stock, of which 5,219,448 shares were issued in fiscal 1997 before a 1-for-4 reverse stock split which the Company effected in October 1996, and the balance of 4,390 shares of Common Stock issuable upon conversion of Series B Preferred Stock were issued as 1,098 shares of Common Stock (post reverse stock split) during fiscal 1998.

On July 30, 1997, Man Sang International Limited ("MSIL") was incorporated as an exempted company under the Companies Act 1981 of Bermuda. On September 8, 1997, Man Sang BVI acquired MSIL and underwent a corporate reorganization. Thereafter, MSIL held directly or indirectly the interests of various operating subsidiaries in Hong Kong and the PRC.

--------
*Unless otherwise indicated as Hong Kong dollars or HK$, all financial information contained herein is presented in US dollars. The translations of Hong Kong dollar amounts into US dollars are for reference purpose only and have been made at the exchange rate of HK$7.80 for US$1, the approximate free rate of exchange at March 31, 2002. The Hong Kong dollar has been "pegged" to the US dollar since October 1983. The so-called "peg" is the Linked Exchange Rate System under which certificates of indebtedness issued by the Hong Kong Exchange Fund, which the three banks that issue the Hong Kong currency are required to hold as backing for the issue of Hong Kong dollar notes, are issued and redeemed against US dollars at a fixed exchange rate of HK$7.80 to US$1. In practice, therefore, any increase in note circulation is matched by a US dollar payment to the Exchange Fund, and any decrease in note circulation is matched by US dollar payment from the Exchange Fund. In the foreign exchange market, the exchange rate of Hong Kong dollar continues to be determined by forces of supply and demand. Against the fixed exchange rate for the issue and redemption of certificates of indebtedness, the market exchange rate generally stays close to the rate of HK$7.80 to US$1.

On September 26, 1997, MSIL successfully listed on The Stock Exchange of Hong Kong Limited ("The Hong Kong Stock Exchange") and completed an initial public offering ("IPO") of 127,500,000 shares ("Shares") of HK$0.1 each at HK$1.08 per share with warrants (each an "IPO Warrant") in the proportion of 1 IPO Warrant for every 5 Shares raising net proceeds of approximately HK$123.6 million. Every IPO Warrant entitled the holder thereof to subscribe for one Share at an exercise price of HK$1.3 from the date of issue up to and including March 31, 1999. After MSIL's IPO, Man Sang BVI held 73.02% or 345 million Shares. As of March 31, 1999, the Company had issued 50 Shares upon exercise of the IPO Warrants related to such Shares and on such date, the subscription rights attaching to the remaining IPO Warrants expired.

On August 12, 1998, at the 1998 Annual General Meeting of MSIL, MSIL's shareholders approved a final dividend for the year ended March 31, 1998 of HK$0.03 per Share, settled by way of allotment of fully paid shares in the capital of MSIL ("Scrip Shares") with a cash option ("Scrip Dividend Scheme"). Man Sang BVI elected to receive part of its final dividend in cash and part of it in 10,000,000 Scrip Shares. As some of MSIL's shareholders elected to receive cash dividend and some elected Scrip Shares, a total of 11,963,456 Scrip Shares were allotted on October 8, 1998. After the allotment, Man Sang BVI legally and beneficially owns approximately 73.28% or 355 million Shares.

On August 2, 1999, at the 1999 Annual General Meeting of MSIL, MSIL's shareholders approved (i) a final dividend for the year ended March 31, 1999 in the amount of HK$0.01 per share; and (ii) a "Bonus Issue of Warrants" (i.e. a distribution of warrants (each a "Bonus Warrant")) to MSIL's shareholders on the basis of 1 Bonus Warrant for every 5 Shares of MSIL held on August 2, 1999. Pursuant to such shareholder approval, MSIL paid a cash dividend of HK$4,844,635.06 to its shareholders on September 7, 1999. Each Bonus Warrant entitles the holder thereof to subscribe in cash at an initial subscription price of HK$0.40 per Share (subject to adjustment), and is exercisable at any time from September 14, 1999 to September 13, 2001, both dates inclusive. 45,603 Shares were issued in fiscal 2000 upon exercise of Bonus Warrants; all other Bonus Warrants expired without exercise.

On August 6, 1999, MSIL appointed Kingsway SW Securities Limited as placing agent on a fully underwritten basis in respect of the placing of 40,000,000 new Shares of MSIL at a price of HK$0.33 per Share. After the placement, MSIL had 524,463,506 shares issued and outstanding. The legal and beneficial ownership of Man Sang BVI reduced from 73.28% to 67.69% of the issued and outstanding Shares of MSIL.

On August 2, 2000, at the 2000 Annual General Meeting of MSIL, MSIL's shareholders approved a bonus issue of Shares to MSIL's shareholders on the basis of 1 bonus Share for every 5 Shares of MSIL held on August 2, 2000 (the "Bonus Issue"). Based on the 526,559,109 MSIL Shares issued and outstanding as at August 2, 2000, 105,311,821 bonus Shares, credited as fully paid by way of capitalization from the share premium account of MSIL, were allotted on August 3, 2000. The bonus Shares rank pari passu in all respects with the existing issued Shares of MSIL. After the Bonus Issue, and the placement of Shares in 1999 and exercise of Bonus Warrants referred to above, Man Sang BVI legally and beneficially owned approximately 67.42% of the issued and outstanding Shares of MSIL.

On November 26, 2001, MSIL issued 120,000,000 Shares through a private placement, which constituted approximately 18.99% of the issued share capital of MSIL immediately before, and approximately 15.96% of the issued share capital of MSIL immediately after, said placement. Said placement in 2001 (i) increased the number of issued and outstanding Shares of MSIL from 631,870,930 to 751,870,930, and therefore (ii) decreased Man Sang BVI's legal and beneficial ownership in MSIL from 67.42% to 56.66%.

On June 7, 2002, the Company issued in aggregate 410,000 shares of Common Stock, par value $0.001 per share, to 2 business consultants pursuant to 2 separate business consulting agreements dated June 1, 2002.

The foundation of the group of companies comprising the Company and its subsidiaries (the "Group") was laid in early 1980's when Cheng Chung Hing, Ricky formed Man Sang Trading Hong, a freshwater pearl trading company and Cheng Tai Po formed Peking Pearls Company, a Japanese cultured pearl trading company. As the business of the Group developed, Man Sang Jewellery Company Limited ("MSJ") and Peking Pearls Company Limited were formed in Hong Kong in 1988 and 1991 respectively to continue the trading operations of the Group. Subsequently, the Group expanded its operations to include pearl processing with the establishment of Man Hing Industry Development (Shenzhen) Co., Ltd. ("Man Hing") in 1992 to process and assemble freshwater pearls and Chinese cultured pearls, and Damei Pearls Jewellery Goods (Shenzhen) Co., Ltd. ("Damei") in 1995 to assume and expand the Chinese cultured pearl processing operations of Man Hing. In view of the continuous expansion of Chinese cultured pearls business, in December 1996, the Group set up a subsidiary, Tangzhu Jewellery Goods (Shenzhen) Co., Ltd. ("Tangzhu") in the PRC to specialize in purchasing and processing Chinese cultured pearls of larger sizes with diameter from 6mm and above and, to a lesser extent, in processing other cultured pearls. As a result, Damei started to concentrate on the purchasing and processing of cultured pearls of smaller size with diameter below 6mm. The business of purchasing and processing of Chinese freshwater pearls was also transferred from Man Hing to Tangzhu whilst Man Hing started to concentrate on the pearl jewelry assembling business.

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

The PRC is a major supplier of freshwater pearls. In addition to the traditional smaller freshwater pearls ranging in size from 5mm to 7mm, since 1999 there was a supply of high quality freshwater pearls ranging in size from 8mm to 10mm, or even sometimes up to 15mm. These larger freshwater pearls contribute a higher gross profit margin than the traditional smaller freshwater pearls. In fiscal 2001, and continuing into fiscal 2002, there was an overall increase in the supply of freshwater pearls.

The PRC has emerged as a major supplier of cultured pearls, ranging in size from 5mm to 8mm. Since 1996, Japan has been losing its long held dominance in the cultured pearl industry because Japanese cultured pearls have been in poor harvests. Meanwhile, Chinese cultured pearls have been improving in quality and competitively priced. As a result, the Company has been shifting its cultured pearls product mix from Japanese to Chinese cultured pearls.

Tahitian pearls are sourced from French Polynesia and the Cook Islands, while South Sea pearls are sourced mainly from Australia, Papua New Guinea, Indonesia and the Philippines. These pearls are generally more expensive and are considered superior in quality when compared to either Japanese or Chinese cultured pearls, and cannot be easily substituted by the latter.

Products

The Company presently offers six product lines including pearl jewelry, freshwater pearls, Chinese cultured pearls, Japanese cultured pearls, South Sea pearls and Tahitian pearls. Freshwater pearls are available in a variety of shapes and sizes. The most commonly available sizes range from 2mm to 8mm, and the price are generally less expensive than cultured pearls with wholesale prices typically ranging from $2 to $300 per 16 inch strand depending on size, grade and shape. However, since 1998, larger size freshwater pearls are available in the market ranging from 8mm to 10mm, or even sometimes up to 15mm, and the price for the larger size freshwater pearls can reach up to $1,000 per 16 inch strand depending on size, grade and shape. Saltwater cultured pearls generally are round in shape and range in size from 5mm to 18mm. South Sea and Tahitian pearls are considered to be the highest quality saltwater cultured pearls and typically the largest and most expensive followed by Japanese cultured pearls and Chinese cultured pearls. Wholesale prices of cultured pearls typically range from $13 to $70,000 per 16-inch strand.

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

The Company also offers fully assembled pearl jewelry, including necklaces, earrings, rings, pendants, broaches, bracelets, watches, cufflinks, and similar miscellaneous pearl products. For the three years ended March 31, 2002, freshwater and cultured pearls sales as a percentage of the Company's sales of pearls and assembled pearl products were as follows:

                 Loose and                         Assembled
 Year            Strands Pearls                    Pearl Jewelry
 ----     --------------------------      ---------------------------
           Freshwater     Cultured         Freshwater    Cultured
              %              %                %             %

2002         66             92               34             8
2001         53             92               47             8
2000         68             90               32            10

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

In fiscal 2002, the five largest suppliers of the Company accounted for approximately 34.1% (2001: 40.4%) of the Company's total purchases, with the largest supplier accounting for approximately 9.5% (2001: 12.1%) of the Company's total purchases.

In fiscal 2002, approximately 35.3% of the Company's purchases were made in Renminbi, with the remaining amount settled in Japanese Yen, French Polynesian Francs, Hong Kong dollars or US dollars. It is the Company's policy not to enter into derivative contracts such as forward contracts and options, unless the Company considers it necessary to hedge against foreign exchange fluctuations. No such derivative contract was entered into during fiscal 2002. See "Item 7A - Quantitative and Qualitative Disclosures about Market Risk".

Processing and Assembly

Pearl processing and assembly are conducted at the Company's facilities in Shenzhen, PRC. Freshwater pearl processing and assembly operations presently occupy approximately 33,260 square feet and employ 275 workers while cultured pearl processing and assembly operations occupy approximately 23,788 square feet and employ 260 workers. The average compensation per factory worker is US$80 per month while average supervisory compensation is US$188 per month.

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

Pearl processing occurs in batches or production cycles. Raw pearls and other materials transported to the Company's processing facilities in Shenzhen PRC are first sorted, bleached and, if necessary, drilled. This process, excluding drilling, takes approximately 21 days for freshwater pearls and approximately 70 days for saltwater cultured pearls. Drilling takes approximately 10 days. Next, the pearls are cleaned, dried, waxed, graded, sorted, strung, and if necessary, packaged. The entire production cycle takes approximately 30 days for freshwater pearls and approximately 100 days for saltwater cultured pearls.

Where appropriate, processed pearls are then incorporated into finished jewelry products. Assembly and finishing may include the addition of clasps, decorative jewelry pieces, or other specialty work requested by the customers to produce finished jewelry pieces.

The Company presently has facilities and pearl processing personnel to produce approximately 25,000 kg (2001: 20,000 kg) of freshwater pearls and 10,600 kg (2001: 10,400 kg) of cultured pearls annually. Fiscal 2002 production totaled approximately 13,367 kg of freshwater pearls and 6,761 kg of cultured pearls, compared to the production of 8,907 kg of freshwater pearls and 8,432 kg of cultured pearls in fiscal 2001. The Company presently also has adequate assembly and finishing personnel and facilities to produce approximately 1.2 million pieces of finished jewelry annually.

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

Customers

The Company's customers consist principally of wholesale distributors and mass merchandisers in Europe, the United States, Hong Kong and other Asian countries. For fiscal 2002, no customer accounted for more than 10% of the Company's sales, and the five largest customers of the Company accounted for approximately 20.2% (2001: 25.3%), with the largest customers accounting for approximately 9.3% (2001: 7.5%) of the Company's sales. As of March 31, 2002, the Company had approximately 800 customers. The Company has no long-term contract with any customer. Most of the Company's customers have been in business with the Company for a number of years. The Company does not believe that the loss of any one customer will have a material adverse effect on its financial condition or results of operations.

The Company's policy is to denominate predominantly all its sales in either US dollars or Hong Kong dollars. Since Hong Kong dollar remained "pegged" to the US dollar throughout fiscal 2002, the Company's sales proceeds have thus far had minimal exposure to foreign exchange fluctuations. See "Item 7A - Quantitative and Qualitative Disclosures about Market Risk".

The following table sets forth by region and by product the net sales of the Company for the years ended March 31, 2002, 2001 and 2000:


                                2002                  2001                   2000
                                ----                  ----                   ----

                          US$'000      %       US$'000       %        US$'000      %

Cultured Pearls
North America             7,692       21.2      6,922       17.2      5,358       14.9
Europe                    5,384       14.9      4,074       10.2      4,944       13.7
Hong Kong                 6,392       17.6      5,474       13.6      3,526        9.8
Other Asian countries     7,023       19.4      9,067       22.6      4,741       13.1
Others                      952        2.6      1,146        2.9        861        2.4
                         ------      -----     ------      -----     ------      -----
 Sub-total               27,443       75.7     26,683       66.5     19,430       53.9
                         ------      -----     ------      -----     ------      -----

Freshwater Pearls
North America               861        2.4      2,155        5.4      3,048        8.5
Europe                    1,049        2.9      1,846        4.6      3,695       10.3
Hong Kong                   311        0.9        615        1.5      1,253        3.5
Other Asian countries     1,867        5.1      1,188        2.9      2,350        6.5
Others                      158        0.4        116        0.3        481        1.3
                         ------      -----     ------      -----     ------      -----
 Sub-total                4,246       11.7      5,920       14.7     10,827       30.1
                         ------      -----     ------      -----     ------      -----

Assembled Pearl
Jewelry                   4,557       12.6      7,540       18.8      5,780       16.0
                         ------      -----     ------      -----     ------      -----

Total                    36,246      100.0     40,143      100.0     36,037      100.0
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

The following table sets forth the Company's unaudited net sales for the fiscal years indicated:-

                                           Fiscal Year Ended March 31,
                                 2002                       2001                    2000
                                 ----                       ----                    ----
                          US$'000      %           US$'000          %        US$'000      %

First Quarter              9,397      25.9          10,511        26.2        8,779     24.4
Second Quarter             9,313      25.7          12,333        30.7        9,252     25.7
Third Quarter              7,324      20.2           8,529        21.3        8,192     22.7
Fourth Quarter            10,212      28.2           8,770        21.8        9,814     27.2
                          ------     -----          ------       -----       ------    -----
Total                     36,246     100.0          40,143       100.0       36,037    100.0
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

REAL ESTATE LEASING OPERATIONS

Facilities

In connection with its expansion into pearl processing and assembling operations, the Company acquired land use rights with respect to, and constructed, an industrial complex ("Man Sang Industrial City") located in Gong Ming Zhen, Shenzhen Special Economic Zone, PRC in September 1991. The land use rights with a total site area of approximately 472,291 square feet acquired by the Company with respect to Man Sang Industrial City have a duration of 50 years starting from September 1, 1991. The Company acquired the land use rights relating to Man Sang Industrial City and constructed such facility for approximately $3.4 million.

As of March 31, 2002, Man Sang Industrial City consisted of 24 buildings encompassing a total gross floor area of approximately 559,356 square feet. 19 of the buildings in Man Sang Industrial City are factory buildings and 5 are living quarters. In addition to factories, dormitories and shops, Man Sang Industrial City has green zones, playgrounds and other amenities typically offered in industrial/living complexes in the PRC.

Leasing and Management

The Company presently utilizes 5 buildings in Man Sang Industrial City for pearl processing and assembly, administration and to house employees. The remaining facilities are leased to third party industrial users, primarily foreign investors and non-polluting light industry.

The Company employs a staff of 26 persons to provide required management, leasing, maintenance and security for Man Sang Industrial City.

As of March 31, 2002, the 19 buildings in Man Sang Industrial City, other than the 5 buildings utilized for the Company's pearl operations, were leased to third party industrial users. Such facilities are typically offered under leases ranging in duration from 1 year to 3 years. The gross rental income from Man Sang Industrial City for fiscal 2002 was approximately $574,000 compared to approximately $601,000 for fiscal 2001. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Year Ended March 31, 2002 Compared to Year Ended March 31, 2001 - Rental Income".

In addition to Man Sang Industrial City, the Company owns rental properties in Hong Kong ("Hong Kong Rental Properties") which were leased to independent third parties. The Hong Kong Rental Properties consist of the properties as follows:-

a. 3,586 square feet at Unit 14 and half of Unit 15 of the 6th floor, Block A, Focal Industrial Centre, 21 Man Lok Street, Kowloon, Hong Kong. A tenancy agreement was made on December 29, 2000 for a term of 3 years starting from February 1, 2001. The rental income totaled approximately $33,846 for fiscal 2002 and approximately $24,946 for fiscal 2001. See "Item 2 - Properties - Hong Kong";

b. 1,585 square feet at Unit 16 of the 6th floor, Block A, Focal Industrial Centre, 21 Man Lok Street, Kowloon, Hong Kong. A tenancy agreement was entered into during fiscal 2002 at a monthly rental of $1,626 for a term of 2 years starting from May 12, 2001. The rental income totaled approximately $19,783 for fiscal 2002 and approximately $22,088 for fiscal 2001. See "Item 2 - Properties
- Hong Kong";

c. Parking space No. L-30 on the Ground Floor of Block A, Focal Industrial Centre, 21 Man Lok Street, Kowloon, Hong Kong. A tenancy agreement was made at a monthly rental of $619 for a term of 2 years starting from September 1, 2000. The rental income totaled approximately $7,385 for each of fiscal 2002 and for fiscal 2001. See "Item 2 - Properties - Hong Kong";

d. Parking space No. 3 on Floor L3 of Valverde, 11 May Road, Hong Kong. A tenancy agreement on this property and property (e) below was made during the year. See "Item 2 - Properties - Hong Kong".

e. 1,063 square feet at Flat A on 33rd Floor, Valverde, 11 May Road, Hong Kong. A tenancy agreement on this property and property (d) above was made at a total monthly rental of $4,872 for a term of 2 years starting from March 15, 2002. The rental income on this property and property (d) above totaled approximately $55,732 for fiscal 2002, approximately $26,452 for fiscal 2001. See "Item 2 - Properties - Hong Kong".

f. 10,880 square feet at 19th Floor, Railway Plaza, 39 Chatham Road South,

Tsimshatsui, Kowloon, Hong Kong. A tenancy agreement was made at a monthly rental of $19,528 for a term of 1 year from March 15, 2002. The rental income totaled approximately $273,978 for fiscal 2002, compared to approximately $24,950 for fiscal 2001. See "Item 2 - Properties - Hong Kong".

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

EMPLOYEES

As of May 31, 2002, the Group had 716 employees. No employee is governed by collective bargaining agreements and the Company considers its relations with its employees to be satisfactory. A breakdown of employees by function is as follows:-

                                         Hong Kong         PRC              Total

Senior management                           6               --                6
Marketing and sales                        24                6               30
Purchasing                                  2                4                6
Finance and accounting                     11                7               18
Processing and logistics                   14              571              585
Human resources and administration         10               29               39
Real estate leasing                        --               26               26
Information technology                      6               --                6
                                          ---              ---              ---
       Total                               73              643              716
                                          ===              ===              ===

SEGMENT INFORMATION

Reportable segment income or loss, and segment assets are as follows:

                         Reportable Segment Income or Loss, and Segment Assets

                                           2002        2001
                                          -------     -------
                                          US$'000     US$'000

Revenues from external customers
Pearls                                     36,246      40,143
Real estate investment                        965         713
                                          -------     -------
                                           37,211      40,856
                                          =======     =======

Interest expenses
Pearls                                        240         374
Real estate investment                        315         306
Corporate assets                               71         222
                                          -------     -------
                                              626         902
                                          =======     =======

Depreciation and amortization
Pearls                                        773         851
Real estate investment                        234         133
Corporate assets                              179         198
                                          -------     -------
                                            1,186       1,182
                                          =======     =======

Operating income (loss)
Pearls                                      3,915      (7,825)
Real estate investment                        179         (64)
                                          -------     -------
                                            4,094      (7,889)
                                          =======     =======

Capital expenditure for segment assets
Pearls                                        277         828
Real estate investment                         --       4,831
Corporate assets                                6         571
                                          -------     -------
                                              283       6,230
                                          =======     =======

Segment assets
Pearls                                     42,894      45,881
Real estate investment                     10,511      10,886
Corporate assets                            9,296       9,344
                                          -------     -------
                                           62,701      66,111
                                          =======     =======


ITEM 2.  PROPERTIES

HONG KONG

The head office of the Group at 21st Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong has a gross floor area of approximately 10,880 square feet. The Company entered into a tenancy agreement for 3 years commencing from July 1, 1999 and ending on June 30, 2002, with another optional renewal term of 3 years upon expiry of the tenancy.

On April 1, 2000, the Company commenced leasing the premises at 27th Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong. The premises has a gross floor area of approximately 10,880 square feet for the trading of pearl jewelry and the retailing of jewelry and accessories through its e-commerce website, www.4376zone.com. The lease has a term of 3 years commencing from April 1, 2000 and ending on March 31, 2003, with an option to renew for a further term of 3 years upon expiry of the tenancy.

The Company owns the property at Room 407, Wing Tuck Commercial Centre, 177 - 183 Wing Lok Street, Sheung Wan, Hong Kong. The gross floor area of the premises is approximately 957 square feet. In fiscal 2002, the Company used the property to house its operation in system integration consultancy.

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

The Company owns a residential flat with a gross floor area of approximately 2,643 square feet on the 17th Floor, and a parking space on 2nd Floor, at Silvercrest, 24 MacDonnell Road, Hong Kong, which it had been using as the Chairman's residence until February 5, 2002, when the Chairman moved to Flat B, 20th Floor, The Mayfair, 1 May Road, Hong Kong (see below). The Company is considering leasing out the property.

The Company owns two residential flats with a gross floor area of approximately 1,784 square feet on Flat C and Flat D on 15th Floor, Windsor Mansion, 29-31 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong, which the Company uses as quarters for PRC employees on business trips to Hong Kong.

The Company owns a residential flat with a gross floor area of approximately 1,063 square feet on 33rd Floor, and a parking space at No.3 on L3 Floor of Valverde, 11 May Road, Hong Kong. It was leased to an independent third party. See "Item 1 - Business - Real Estate Leasing Operations - Leasing and Management" above.

The Company owns a residential flat with a gross floor area of approximately 2,838 square feet on Flat B, 20th Floor, The Mayfair, 1 May Road, Hong Kong, which it had used as the Vice-Chairman's residence until January 13, 2002 when the Vice Chairman moved out. The Chairman then moved in on February 6, 2002. The Company currently pays for the Vice Chairman's stay at a hotel.

The Company owns an investment property with a gross floor area of approximately 10,880 square feet at 19th Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong, which the Company has leased to an independent third party. See "Item 1 - Business - Real Estate Leasing Operations - Leasing and Management" above.


PEOPLE'S REPUBLIC OF CHINA

As noted above, the Company owns the land use rights to the site of Man Sang Industrial City for a term of 50 years from September 1, 1991 to September 1, 2041. On March 31, 2002, Man Sang Industrial City consisted of 24 buildings encompassing a total gross floor area of approximately 559,356 square feet. The Company presently utilizes most of the units in 5 buildings for pearl processing, administration and staff accommodation. The remaining 19 buildings, amounting to approximately 490,564 square feet of floor space and representing approximately 87.7% of the total gross floor space of Man Sang Industrial City, are leased to independent third parties and industrial users not connected with the Company.

ITEM 3.  LEGAL PROCEEDINGS

On November 1, 2001, MSJ filed an action in the High Court of Hong Kong against a customer, World Wide Imports, Inc. to claim approximately $119,182 (for which the Company has made full provision) plus interests and costs. Up to May 31, 2002, the Company has recovered $28,800 and the Company estimates that non-recoverable costs in addition to the amount claimed, if any, will be immaterial.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended March 31, 2002.



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

Period                             Over the quarter                On the last day of quarter
------                          ----------------------             --------------------------
                                  High          Low                 High                Low
                                  ----          ----                ----                ---
                                    $             $                   $                  $
2002
June 30, 2001                     1.39          0.75                 0.82              0.75
September 30, 2001                1.14          0.71                 0.95              0.95
December 31, 2001                 2.00          0.75                 1.80              1.70
March 31, 2002                    2.10          1.10                 1.16              1.16

2001
June 30, 2000                     2.375         1.187                2.312             1.75
September 30, 2000                2.031         1.062                1.25              1.218
December 31, 2000                 1.375         0.75                 1.00              0.843
March 31, 2001                    1.312         0.906                0.906             0.906

The above bid information is provided by Bloomberg LP, and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

HOLDERS

The number of record holders of the Company's Common Stock as of May 31, 2002, was approximately 200. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

DIVIDENDS

The Company has not paid any dividends with respect to its Common Stock during the two preceding fiscal years, and does not intend to pay dividends in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA

Set forth below is certain selected consolidated financial data for the Company and its subsidiaries covering the fiscal years ended March 31, 2002, 2001, 2000, 1999 and 1998, and the selected balance sheet data at March 31 of each such year. This summary should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements provided in Item 7, 7A and 8 respectively, of this Report on Form 10-K.

(Amounts expressed in thousands except share data)

FOR THE FISCAL YEAR                   2002       2001       2000       1999       1998
                                       US$        US$        US$        US$        US$
Net sales                            36,246     40,143      36,037     29,795     33,827
Gross profit                         12,364      2,120      11,759     10,000     13,516
Rental income - gross                   965        713         596        555        703
SG & A expenses
  - for net sales                     8,449      9,945       8,366      8,069      6,947
  - for rental                          786        777         504        538        453
Operating income (loss)               4,094     (7,889)      3,485      1,949      6,818
Interest expenses                       626        902         701        581        475
Interest income                         357        748         647        518        430
Non-operating income                    240        866         849        268      2,786
Income (loss) before
  income taxes  (N1)                  4,065     (7,177)      4,280      2,155      9,560
Income taxes expenses (benefits)        155       (428)        621        301        457
Minority interests                    1,819     (2,337)      1,101        716      1,494
Net income (loss) (N1)                2,091     (4,412)      2,559      1,137      7,609
Net income (loss)
  - per share                          0.47      (1.00)       0.59       0.26       1.77
Depreciation and amortization         1,186      1,182         864        725        523
Gross profit margin  (%)              34.11       5.28       32.63      33.56      39.96

AT MARCH 31                         2002           2001          2000          1999          1998
                                     US$            US$           US$           US$           US$

Working capital                     34,459        28,376         39,256        34,212        37,713
Property, plant and
   equipment, net                   10,299        10,945         12,569        12,998         6,543
Real estate investments, net        10,511        10,886          4,262         3,851         3,882
Total assets                        62,701        66,111         70,798        59,349        50,045
%  Return on total assets             3.33         (6.67)          3.61          1.92         14.62
Long-term debts                      2,822         3,781          2,695         3,292         2,496
Total liabilities (excluding
   minority interests)               9,546        18,297         16,589        10,879         5,702
Minority interests                  21,822        14,482         16,460        11,970        11,477
Stockholders' equity                31,333        33,332         37,748        36,500        34,866
Net book value per share              7.11          7.56           8.75          8.48          8.10
%  Return on
      stockholders' equity            6.67        (13.24)          6.78          3.12         21.82
Gearing ratio  (N2)                   0.93          0.90           0.78          0.53          0.42
Weighted average shares
  outstanding                    4,405,960     4,405,960      4,316,069     4,305,960     4,305,458

N1: Income before income taxes and net income is from continuing operations.

N2: "Gearing ratio" represents the ratio of the Company's total debts and minority interests to shareholders' equity.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-K contain forward-looking statements that are, by their nature, subject to risks and uncertainties. These forward-looking statements include, without limitation, statements relating to:
(a) future supplies, demands, and purchase and sale prices of pearl and pearl jewelry in the international pearl and jewelry markets, and real estate in Hong Kong and the PRC; (b) sales and profitability of the Company's products and its future product mix; (c) the amount and nature of, and potential for, future developments and competitions; (d) expansion, consolidation and other trends in the pearl and jewelry industry; (e) the Company's business strategy; (f) the Company's estimated financial information regarding its business; (g) tax exemptions and tax rates; and (h) exchange rates. These forward looking statements are based on assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors the Company believes to be appropriate in particular circumstances. However, whether actual results and developments will meet the Company's expectations and predictions depends on a number of known and unknown risks and uncertainties and other factors, any or all of which could cause actual results, performance or achievements to differ materially from the Company's expectations, whether expressed or implied by such forward-looking statements (which may relate to, among other things, the Company's sales, costs and expenses, income, inventory performance, and receivables). Primarily engaged in the processing and trading of pearls and pearl jewelry products, and in real estate investment, the Company's ability to achieve its objectives and expectations are derived at least in part from assumptions regarding economic conditions, consumer tastes, and developments in its competitive environment. The following assumptions, among others, could materially affect the likelihood that the Company will achieve its objectives and expectations communicated through these forward-looking statements: (i) that low or negative growth in the economies or the financial markets of our customers, particularly in the United States and in Europe, will not occur and reduce discretionary spending on good that might be perceived as "luxuries";
(ii) that the Hong Kong dollar will remain pegged to the US dollar at US$1 to HK$7.8; (iii) that customer's choice of pearls vis-a-vis other precious stones and metals will not change adversely; (iv) that the Company will continue to obtain a stable supply of pearls in the quantities, of the quality and on terms required by the Company; (v) that there will not be a substantial adverse change in the exchange relationship between RMB and the Hong Kong or US dollar; (vi) that there will not be substantial increase in tax burden of subsidiaries of the Company operating in the PRC; (vii) that there will not be substantial change in climate and environmental conditions at the source regions of pearls that could have material effect on the supply and pricing of pearls; and (viii) that there will not be substantial adverse change in the real estate market conditions in the PRC and in Hong Kong. The following discussion of results of operation, liquidity and capital resources, derivative instruments, seasonality and inflation should be read in conjunction with the financial statements and the notes thereto included elsewhere herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of results of operations and financial condition are based upon the Company's consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Some of the most significant estimates and assumptions include estimates of sales returns, valuation of inventories, provisions for income taxes and uncollectible accounts, the recoverability of non-consolidated investments and long-lived assets. Actual results could differ from these estimates. Periodically, the Company reviews all significant estimates and assumptions affecting the financial statements and records the effect of any necessary adjustments.

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of the Company's consolidated financial statements:

Sales returns: Sales are recognized at the time products are shipped to customers and collectibility for such sales is reasonably assured. Sales are reported net of returns. The Company maintains a reserve for potential product returns and it records, as a reduction to sales, its provision for estimated product returns, which is based on historical experience.

Allowance for doubtful accounts: The Company maintains an allowance for doubtful accounts based on estimates of the credit-worthiness of the Company's customers. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories write-downs: The Company writes down the amount by which the cost of inventories (determined by the weighted average method) exceeds their estimated market values based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Long-lived assets: The Company periodically evaluates the carrying value of long-lived assets held or used, including goodwill and other intangible assets, whenever events and circumstances indicate that the carrying value of the asset may no longer be recoverable. An impairment loss, measured based on the fair value of the asset, is recognized if expected future undiscounted cash flows are less than the carrying value of the assets.

Non-consolidated investments: An adverse change in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge.

Income taxes: Provisions for deferred income taxes are made using the asset and liability method, under which deferred income taxes are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities, and are classified as current or non-current based upon the classification of the related asset or liability in the financial statements. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion, or all, of the deferred tax asset will not be realized.

OVERVIEW

Net sales in fiscal 2002 decreased by $3.9 million to $36.2 million, representing a 9.7% drop when compared to net sales of $40.1 million in fiscal 2001. The decrease in sales was mainly attributable to a decrease in demand, which was in turn mainly attributable to a general slow down of the economies of, and weakened business and consumer confidence in, many of the Company's major markets, especially immediately after September 11, 2001. Net sales in the fourth quarter of fiscal 2002, however, was $10.2 million, compared to $8.8 million for the same period in fiscal 2001; such strong rebound was attributable in part to increased marketing efforts of the Company, and in part to improvement in the market sentiments.

Net income for fiscal 2002 was $2.1 million, compared to a net loss of $4.4 million for fiscal 2001. The results in fiscal 2001 were adversely affected by the inventories write-down of $8.4 million, excluding which the net income would have been $4.0 million.

RESULTS OF OPERATIONS

The following table sets forth for the fiscal years indicated certain items from the Consolidated Statements of Income expressed as a percentage of net sales:

                                                     Year Ended March 31,
                                                     --------------------
                                                   2002      2001      2000
                                                  -----     -----     -----
                                                    %         %         %
Net sales                                         100.0     100.0     100.0
Cost of sales                                      65.9      94.7      67.4
                                                  -----     -----     -----
Gross profit                                       34.1       5.3      32.6
Rental income, gross                                2.7       1.8       1.7
                                                  -----     -----     -----
                                                   36.8       7.1      34.3
Selling, general and administrative expenses      (25.5)    (26.7)    (24.6)
                                                  -----     -----     -----
Operating income (loss)                            11.3     (19.6)      9.7
Interest expenses                                  (1.7)     (2.3)     (1.9)
Interest income                                     1.0       1.9       1.8
Other income                                        0.6       2.1       2.3
                                                  -----     -----     -----
Income (loss) before income taxes
  and minority interests                           11.2     (17.9)     11.9
Income taxes (expenses) benefits                   (0.4)      1.1      (1.7)
                                                  -----     -----     -----
Net income (loss) before minority interests        10.8     (16.8)     10.2
Minority interests                                 (5.0)      5.8      (3.1)
                                                  -----     -----     -----
Net income (loss)                                   5.8     (11.0)      7.1
                                                  =====     =====     =====


YEAR ENDED MARCH 31, 2002 COMPARED TO YEAR ENDED MARCH 31, 2001

Net Sales and Gross Profit

Net sales in fiscal 2002 decreased by $3.9 million to $36.2 million, representing a 9.7% drop when compared to net sales of $40.1 million in fiscal 2001. The decrease in sales was mainly attributable to a decrease in demand, which was in turn mainly attributable to a general slow down of the economies of, and weakened business and consumer confidence in, many of the Company's major markets, especially immediately after September 11, 2001. Net sales in the fourth quarter of fiscal 2002, however, was $10.2 million, compared to $8.8 million for the same period in fiscal 2001; such strong rebound was attributable in part to increased marketing efforts of the Company, and in part to improvement in the market sentiments.

Gross profit for the fiscal 2002, on the other hand, improved by $10.3 million from $2.1 million for fiscal 2001 to $12.4 million. Gross profit in fiscal 2001 was adversely affected by a write-down of the Company's inventories in the amount of $8.4 million.

Rental Income

Gross rental income increased by $252K**, or 35.3%, from $713K for fiscal 2001 to $965K for fiscal 2002. The increase in gross rental income was mainly attributable to the rental income from 19th Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Hong Kong, acquired in February 2001.

-----
**As used in this 10-K, the letter "K" appearing immediately after a dollar amount denotes rounding to the nearest $1,000; as an example, $250,499 may be rounded to "$250K".

Selling, General and Administrative Expenses ("SG & A expenses")

SG & A expenses for fiscal 2002 were $9.2 million, consisting of $8.4 million attributable to pearl operations and $0.8 million attributable to real estate operations. This is a decrease of approximately $1.5 million, or 14.0%, from $10.7 million, consisting of $9.9 million attributable to pearl operations and $0.8 million attributable to real estate operations, during fiscal 2001. Included in the SG&A expenses for fiscal 2002 were impairment loss on goodwill of $76K and impairment loss on non-consolidated investments of $385K.

The decrease in SG&A expenses was partly due to a decrease in compensation expenses as no stock options were granted by the Company or MSIL for fiscal 2002 (compared to fiscal 2001 when MSIL granted options to purchase 33,000,000 shares at HK$0.297 per share), and partly due to a decrease in compensation, marketing and other operating expenses under the Company's cost savings program. In addition, the Company's investments in new marketing and distribution channels were fully expensed in fiscal 2001.

As a percentage of net sales, SG & A expenses for pearl operations decreased from 24.8% in fiscal 2001 to 23.3% in fiscal 2002.

Interest Income

Interest income for fiscal 2002 decreased by $391K to $357K from $748K in fiscal 2001. The decrease in interest income was principally due to lower interest rates for fiscal 2002 as compared to interest rates for fiscal 2001 and the withdrawal of bank deposits to pay down the Company's bank debts. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk".

Interest Expenses

Interest expenses for fiscal 2002 decreased by $276K to $626K from $902K in fiscal 2001 as a result of drops in interest rates and the use by the Company of bank deposits to pay down its bank debts.

Income Taxes Expenses (Benefits)

The Company's income taxes expenses for fiscal 2002 were $155K. This is in contrast to income taxes benefits of $428K for fiscal 2001. The income taxes benefits in fiscal 2001 were mainly attributable to a deferred tax asset of $470K which arose from the inventories write-down in fiscal 2001.

Net Income (Loss)

Net income for fiscal 2002 was $2.1 million, compared to a net loss of $4.4 million for fiscal 2001. The net loss of fiscal 2001 was mainly attributable to the inventories write-down of $8.4 million. Excluding inventories write-down, income taxes and minority interests, operating income for fiscal 2002 was $4.1 million, compared to operating income of $1.2 million for fiscal 2001.

YEAR ENDED MARCH 31, 2001 COMPARED TO YEAR ENDED MARCH 31, 2000

Net Sales and Gross Profit

Net sales increased by $4.1 million, or 11.4%, from $36.0 million in fiscal 2000 to $40.1 million in fiscal 2001. The growth was mainly attributable to the increase by 81.6% in the net sales of South Sea and Tahitian pearls as a result of Company's sales efforts and its shift in product mix towards South Sea and Tahitian pearls. South Sea pearls represented 41.5% of net sales in fiscal 2001 as compared to 25.4% of net sales in fiscal 2000.

Gross profit decreased by $9.6 million, or 81.9%, to $2.1 million for fiscal 2001 compared to $11.7 million for fiscal 2000. As a percentage of sales, gross profit decreased from 32.6% to 5.3%. The significant drop in gross profit and gross profit margin was in part due to a write-down of the Company's inventories by $8.4 million, in part due to the shift of the Company's product mix from Chinese freshwater pearls towards higher priced South Sea and Tahitian pearls that yield lower margins, and in part due to the overall drop in margins for all type of pearls.

Rental Income

Gross rental income increased by $117K, or 19.6%, to $713K for fiscal 2001 compared to $596K for fiscal 2000. The increase in gross rental income was attributable to an increase in occupancy rate from 80.3% to 93.4% in the Man Sang Industrial City facility located in the PRC. The rental income from the Hong Kong properties totaled approximately $112K and $81K for fiscal 2001 and 2000, respectively.

SG & A expenses

SG & A expenses for fiscal 2001 were $10.7 million, consisting of $9.9 million attributable to pearl operations and $0.8 million attributable to real estate operations. This is an increase of approximately $1.8 million, or 20.9%, from $8.9 million, consisting of $8.4 million attributable to pearl operations and $0.5 million attributable to real estate operations, during fiscal 2000.

In fiscal 2001, in addition to an increase in compensation expenses, marketing and other operating expenses all increased as net sales increased and the Company continued to develop new product lines (such as jewelry and accessories) and marketing and distribution channels (such as retail sales through e-commerce). Other increases in SG & A expenses were due to increased depreciation and repair and maintenance expenses for certain real estate investments which were previously leasehold land and buildings.

As a percentage of net sales, SG & A expenses for pearl operations increased from 23.2% in fiscal 2000 to 24.8% in fiscal 2001.

Interest Income

Interest income for fiscal 2001 increased by $101K to $748K from $647K in fiscal 2000, principally due to more time deposits placed in banks during fiscal 2001.

Interest Expenses

Interest expenses increased by $201K, or 28.9%, to $902K for fiscal 2001, from $701K for fiscal 2000. The increase in interest expenses was due principally to an increase in short-term bank borrowings by the Company's subsidiaries in PRC to minimize the impact of a possible fluctuation of the Renminbi. The Company's average borrowing rate fell to 6.0% per annum for fiscal 2001 as compared to 6.1% for the prior year.

Income Taxes (Expenses) Benefits

The Company has income taxes benefits of $428K for fiscal 2001. This is in contrast to income taxes expenses of $621K for fiscal 2000. The income taxes benefits were mainly attributable to a deferred tax asset of $470K because of the inventories write-down. The income tax benefits would be used to offset future income tax liabilities.

Net Income (Loss)

The Company has suffered a net loss of $4.4 million for fiscal 2001. This is in contrast to a net income of $2.6 million for fiscal 2000. The loss was mainly attributable to the inventories write-down, the softness of the market price of the pearls and an increase in SG & A expenses for fiscal 2001.

Excluding income taxes and minority interests, the operating loss for fiscal 2001 was $7.2 million, compared to an operating income of $4.3 million for fiscal 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that, among other things, all business combinations entered into subsequent to June 30, 2001, be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives not be amortized, but will be tested for impairment on an annual basis. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 141 during the year ended March 31, 2002 and it did not impact the Company's financial statements. The Company has adopted SFAS No. 142 on April 1, 2002. There was no significant impact on the Company's financial position and results of operations.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will be required to adopt this standard on January 1, 2003. Management is assessing, but has not yet determined, the impact that SFAS No. 143 will have on its financial position and results of operations.

The FASB also recently issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on assets impairment supersede SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and portions of APB Opinion 30 "Reporting the Results of Operations". The statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. The statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement dates as presently required. Management is assessing, but has not yet determined, the impact that SFAS No. 144 will have on its financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity needs are to fund accounts receivable and inventories and, to a lesser extent, to expand its business operations. At March 31, 2002, the Company had working capital of $34.5 million, which included a cash balance of $12.6 million (including restricted cash), compared to working capital of $28.4 million, which included a cash balance of $16.8 million, at March 31, 2001. The current ratio was 6.2 to 1 in fiscal 2002 as compared with that of 3.0 to 1 in fiscal 2001. Net cash provided by operating activities was $2.9 million and $2.3 million for fiscal 2002 and fiscal 2001, respectively. The increase in cash and cash equivalents by $2.1 million was mainly generated by operating activities.

Inventories increased by $0.9 million from $14.3 million at March 31, 2001 to $15.2 at March 31, 2002 and the inventory turns in terms of months increased from 6.1 months in fiscal 2001 to 7.4 months in this fiscal year. Inventories was increased mainly to cater to improved market sentiments as reflected in the growth in sales during the fourth quarter when compared to the same period last year.

Long-term debts (including current portion of long-term debts) decreased from $5.9 million at March 31, 2001 to $3.5 million. The decrease was attributable to repayment of installment loans. The gearing ratio was 0.93 at March 31, 2002, as compared with 0.90 at March 31, 2001. The increase was mainly attributable to the increase in minority interests balance from $14.5 million at March 31, 2001 to $22.0 million at March 31, 2002 following the increase of minority shareholdings in MSIL from 32.58% to 43.34% as a result of MSIL's private placement of 120 million shares in November 2001.

The Company had available working capital facilities of $7.3 million in total with various banks at March 31, 2002. Such banking facilities include letter of credit arrangements, import loans, overdraft and other facilities commonly used in the jewelry business. All such banking facilities bear interest at floating rates generally based on prime lending rates, and are subject to periodic review. At March 31, 2002, the Company did not utilize such credit facilities.

The Company believes that funds to be generated from internal operations and the existing banking facilities will enable the Company to meet anticipated future cash flow requirements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In fiscal 2002, the Company made approximately 35.3% of its purchases in RMB, with the remaining amounts mainly settled in Hong Kong dollars, US dollars and Japanese Yen (11.2% of total purchase). The RMB is not a fully convertible currency and the PRC government determines its exchange rate against other currencies. There are conflicting speculations in the foreign exchange market for either a devaluation of the RMB as an attempt of the PRC government to make PRC exports more competitive, or a revaluation of the RMB following the PRC's entry into the World Trade Organization. As the PRC has not declared any intention to either devalue or revalue its currency, the management believes that the imminent risk of a substantial fluctuation of the RMB exchange rate remains low. However, to further minimize any exposure to any RMB fluctuations, the Company borrows most of the cash it needs in the PRC through short-term loans from PRC banks. At March 31, 2002, the Company had short-term RMB bank borrowings of about $3.8 million, the weighted average interest rate was 5.6% per annum.

The Company's policy is to denominate all its sales in either US dollars or Hong Kong dollars. Since the Hong Kong dollar remained "pegged" to the US dollar throughout the period, the Company's sales proceeds have thus far had minimal exposure to foreign exchange fluctuations.

Therefore, since most of the Company's purchases are made in currencies that the Company believes have low risk of appreciation or devaluation, and sales are made in US dollars, the Company's management determined that the Company's currency risk in the foreseeable future should not be material, and that no derivative contracts such as forward contracts or options to hedge against foreign exchange fluctuations were necessary during fiscal 2002.

In addition, the Company's interest expense is sensitive to fluctuations in the general level of Hong Kong interest rates determined on the basis of Hong Kong Inter-bank Offer Rate ("HIBOR"). As the Hong Kong dollar is pegged to the US dollar, which in turn correlates Hong Kong interest rates to US interest rates, any movement in US dollar interest rates is expected to have a corresponding bearing on Hong Kong dollar interest rates. Since US interest rates have been falling since June 30, 2000, three-month HIBOR has decreased by 4.2% from 6.5% as at June 30, 2000 to 2.3% as at March 31, 2002, largely in line with changes in US dollar rates. During fiscal 2002, the Company did not expect risks of a material rise in Hong Kong interest rates, and did not enter into derivate contracts or other arrangements to hedge against such risks. At March 31, 2002, the Company had Hong Kong dollar bank borrowings of about $3.5 million, and the weighted average interest rate was 3.3% per annum.

ITEM 8.  FINANCIAL STATEMENTS

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                      Page
Independent Auditors' Report                                                           F-1

Consolidated Statements of Income and Comprehensive Income for the years
  ended March 31, 2002, 2001 and 2000                                                  F-2

Consolidated Balance Sheets as of March 31, 2002 and 2001                              F-3

Consolidated Statements of Stockholders' Equity for the
  years ended March 31, 2002, 2001 and 2000                                            F-5

Consolidated Statements of Cash Flows for the years
  ended March 31, 2002, 2001 and 2000                                                  F-6

Notes to Consolidated Financial Statements                                             F-8


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     NONE


                                      -27

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth, as of June 28, 2002, the name and age, position held with the Company and term of office, of each director of the Company and the period or periods during which he or she has served in his or her respective position(s).

NAME                             AGE        POSITION(S) HELD                TERM OF OFFICE
----                             ---        ----------------                --------------
Cheng Chung Hing, Ricky          41         President and
                                            Chairman of the Board           1/96 - present
                                            Chief Executive Officer         1/98 - present
                                            Chief Financial Officer         2/99 - 8/99
                                                                            and 8/00 - present

Cheng Tai Po                     50         Vice Chairman of the Board      1/96 - present

Yan Sau Man, Amy                 39         Vice President and Director     1/96 - present

Lai Chau Ming, Matthew           49         Director                        11/96 - present

Yuen Ka Lok, Ernest              39         Director                        11/96 - present

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

NAME                                        AGE                  POSITION HELD
----                                        ---                  -------------
Cheng Chung Hing, Ricky                     41                   President, Chairman,
                                                                 Chief Executive Officer,
                                                                 Chief Financial Officer

Cheng Tai Po                                50                   Vice Chairman

Yan Sau Man, Amy                            39                   Vice President

Ho Suk Han, Sophia                          33                   Secretary

BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS

CHENG Chung Hing, Ricky, co-founder of the Group, has served as Chairman of the Board of Directors and President of the Company since January 8, 1996, and of Man Sang BVI since December 1995. He was appointed Chief Executive Officer of the Company on January 2, 1998. He was appointed a member of the Compensation Committee of the Board of Directors on September 8, 1997 and Chief Financial Officer of the Company on February 27, 1999 but resigned from the two offices on September 18, 1998 and August 2, 1999 respectively. He was again appointed Chief Financial Officer on August 2, 2000. Mr. Cheng was appointed Chairman and a Director of MSIL, an indirect subsidiary listed on The Hong Kong Stock Exchange, on August 8, 1997 and August 4, 1997, respectively. Prior to the reorganization of the Group in late 1995, which culminated in the Company's issuance of Common Stock and Series A Preferred Stock in exchange for all the outstanding securities of Man Sang BVI in January 1996 (the "Group Reorganization"), he had served as chairman and president of various companies within the Group. Mr. Cheng has nearly 20 years' experience in the pearl business and is responsible for overall planning, strategic formulation and business development of the Company.

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

LAI Chau Ming, Matthew, has served as a Director of the Company since November 1996. He was appointed a member of the Compensation Committee and a member of the Audit Committee of the Board of Directors on September 8, 1997 and September 18, 1998 respectively. Mr. Lai is currently employed as Sales Associate Director of DBS Vickers (Hong Kong) Limited ("DBS Vickers"). Prior to his joining DBS Vickers in July 1996, Mr. Lai served from 1972 to 1996 as a Senior Manager of Sun Hung Kai Investment Company Limited, one of the biggest investment companies in Hong Kong. Mr. Lai has nearly 30 years' experience in investment. He is experienced in the areas of financial management and planning.

YUEN Ka Lok, Ernest, has served as a Director of the Company since November 1996. He was appointed Chairman of the Compensation Committee and a member of the Audit Committee of the Board of Directors on September 8, 1997 and September 18, 1998 respectively. Mr. Yuen was also appointed a Director of MSIL on August 12, 1997. Mr. Yuen is a solicitor and is currently a Partner in the law firm of Messrs. Yuen & Partners. Mr. Yuen joined Messrs. Ivan Tang & Co. ("ITC") as a Consultant in August 1994 and became a Partner in January 1996. Mr. Yuen retired from ITC as partner and started his own practice in the name of Yuen & Partners in August 1997. Prior to his joining ITC, from March 1992 to August 1994, Mr. Yuen was employed as Assistant Solicitor at Messrs. Van Langenbery & Lau ("VLL") and Messrs. AB Nasir, respectively. Prior to his joining VLL, Mr. Yuen was an Articled Clerk at Messrs. Robin Bridge & John Liu. From 1985 to 1987, Mr. Yuen was an audit trainee at Price Waterhouse (now known as PriceWaterhouse Coopers), an international accounting firm. Mr. Yuen is experienced in civil and criminal litigations as well as general commercial transactions.

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


COMMITTEES  AND ATTENDANCE OF THE BOARD OF DIRECTORS

AUDIT COMMITTEE

The Board of Directors established an Audit Committee on September 18, 1998 with Alexander Reid Hamilton as Chairman, and Yuen Ka Lok, Ernest and Lai Chau Ming, Matthew as Committee members. Mr. Hamilton is a Director and Chairman of the Audit Committee of MSIL. He was a partner in an international accounting firm for 16 years and has over 22 years of audit and accounting experience. Mr. Hamilton serves as audit committee member of several companies which are listed on The Hong Kong Stock Exchange. With his extensive experience, the Company invited him to act as Chairman of the Audit Committee. All the committee members are independent as defined in the applicable standards of the National Association of Securities Dealers.

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

During the year ended March 31, 2002, the Audit Committee held four meetings to review the financial results of the Company before presentation to the Board of Directors for approval and release.

COMPENSATION COMMITTEE

The Board of Directors established a Compensation Committee on September 8, 1997 with Yuen Ka Lok, Ernest as Chairman, and Cheng Chung Hing, Ricky and Lai Chau Ming, Matthew as Committee members. To promote the Committee's independence, Cheng Chung Hing, Ricky resigned as Compensation Committee member on September 18, 1998.

The Compensation Committee deliberates and stipulates the compensation policy for the Company and to administer the 1996 Stock Option Plan. During the year ended March 31, 2002, the Compensation Committee met two times to discuss and review the compensation policies of the Company.

Besides the Audit and Compensation Committee, the Board of Directors presently maintains no other committees.

ATTENDANCE OF THE BOARD OF DIRECTORS

During the year ended March 31, 2002, the Board of Directors held seven meetings. Each of Mr. Cheng Chung Hing, Ricky, Mr. Yuen Ka Lok, Ernest and Mr. Lai Chau Ming, Matthew attended less than 75% of the meetings of the Board of Directors. However, Mr. Yuen Ka Lok, Ernest and Mr. Lai Chau Ming, Matthew attended all the meetings of the committees of the Board of Directors on which they served.

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

In the 2001 Annual General Meeting of MSIL held in August 2001, the shareholders of MSIL passed a resolution to authorize its Board of Directors to fix remuneration of all directors (which for MSIL would include all its executives) for the year. The MSIL Board determined that the compensation packages of its directors were generally competitive. Hence, the compensation packages remained unchanged for fiscal 2002.

As at June 28, 2002, the Company via its subsidiary, Man Sang BVI, holds 426,000,000 shares, or 56.66% of the issued capital, of MSIL. Since the overall compensation of the executive officers of the Company is determined by the Board of Directors of MSIL, the Company's Compensation Committee takes up a monitoring function. The Committee reviews the decisions of the MSIL Board in relation to this issue. Should the Committee disagree with the decisions of the MSIL Board, the Committee may advise the Company's Board of Directors to vote in any general meeting of MSIL against authorizing the MSIL Board to fix compensation for MSIL's directors and executives.

For fiscal 2002, all executive officers received their salaries from MSIL and each of Cheng Chung Hing, Ricky and Cheng Tai Po received a bonus from the Company.

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

EXECUTIVE COMPENSATION

During fiscal 2002, other than its Chief Executive Officer, the Company had two executive officers whose annual compensation exceeded $100,000. The following table sets forth information concerning cash and non-cash compensation paid to such persons during fiscal 2002.

                                                                                  LONG-TERM
                                                                                COMPENSATION
                                                                                ------------
                                    ANNUAL COMPENSATION                          SECURITIES
                                    -------------------     OTHER ANNUAL         UNDERLYING
NAME AND PRINCIPAL POSITION  YEAR   SALARY      BONUS      COMPENSATION(4)     OPTIONS GRANTED
---------------------------  ----   ------      -----      ---------------     ---------------
                                      ($)        ($)              ($)               (#)
Cheng Chung Hing, Ricky      2002   384,615   128,205(1)      87,840(5)                  -
Chairman of the Board,       2001   387,097   129,032(1)      66,968(5)          12,000,000(7)
President, CEO & CFO         2000   387,097   290,322(2)      76,469(5)           1,560,243(7)

Cheng Tai Po                 2002   384,615   128,205(1)     138,934(6)                   -
Vice Chairman                2001   387,097   129,032(1)     152,981(6)          12,000,000(7)
                             2000   387,097   290,322(2)     156,185(6)           1,560,243(7)

Yan Sau Man, Amy             2002   153,846         -              -                     -
Vice President and Director  2001   144,086    10,753(3)           -              6,000,000(7)
                             2000   129,032    25,806(3)           -              2,400,375(7)


(1) Each of Cheng Chung Hing, Ricky and Cheng Tai Po received a bonus of $128,205 and $129,032 from the Company for fiscal 2002 and 2001 respectively. MSIL paid no bonus in fiscal 2002 and 2001.

(2) Each of Cheng Chung Hing, Ricky and Cheng Tai Po received a bonus of $129,032 and $161,290 from each of the Company and MSIL respectively for fiscal 2000.

(3) Yan Sau Man, Amy received a bonus of $10,753 and $25,806 from MSIL for fiscal 2001 and 2000 respectively.

(4) Although the officers receive certain perquisites such as company provided life insurance, medical insurance and mandatory provident fund, the value of such perquisites did not exceed the lesser of $50,000 or 10% of the officer's salary and bonus.

(5) In addition to the amounts referred to in note (1) and (2) above, Cheng Chung Hing, Ricky is provided the right to use a leasehold property of the Company at no cost as his personal residence. The estimated fair rental value of such leasehold property was $87,840, $66,968 and $76,469 for fiscal 2002, 2001 and 2000 respectively. The estimated fair rental value is based on the "rateable value" assessed by the Rating and Valuation Department of The Government of Hong Kong Special Administrative Region. According to the Hong Kong Rating Ordinance (Cap. 116), rateable value is an estimate of the annual rental of the relevant premises at a designated valuation reference date. When assessing a rateable value, all factors which would affect rental value, such as age and size of the premises, quality of finishes, location, transport facilities, amenities and open market rents, are considered.

(6) In addition to the amounts referred to in note (1) and (2) above, Cheng Tai Po is provided the right to use a leasehold property of the Company at no cost as his personal residence till January 13, 2002. The estimated fair rental value of such leasehold property was $135,351, $152,981 and $156,185 for fiscal 2002, 2001 and 2000 respectively. The estimated fair rental value is based on the "rateable value" assessed by the Rating and Valuation Department of The Government of Hong Kong Special Administrative Region. According to the Hong Kong Rating Ordinance (Cap. 116), rateable value is an estimate of the annual rental of the relevant premises at a designated valuation reference date. When assessing a rateable value, all factors which would affect rental value, such as age and size of the premises, quality of finishes, location, transport facilities, amenities and open market rents, are considered. From January 14, 2002, Cheng Tai Po stays in a hotel when he is in Hong Kong at the Company's expenses. The hotel charge for fiscal 2002 was $3,583.

(7) Cheng Chung Hing, Ricky, Cheng Tai Po and Yan Sau Man, Amy each received options from MSIL in fiscal 2001 and 2000.

OPTION GRANTS IN FISCAL 2002

In fiscal 2002, neither the Company nor MSIL granted any option to any of its directors or executive officers.

AGGREGATED OPTION/SAR EXERCISES IN FISCAL 2002 AND FISCAL YEAR-END OPTION/SAR VALUES

No executive officer exercised his/her options to purchase Common Stock of the Company or shares of MSIL in fiscal 2002.

PERFORMANCE GRAPH

The following graph summarizes cumulative total shareholder return (assuming reinvestment of dividends) on the Common Stock of the Company and IWI Holding Limited ("IWI"), a peer issuer selected by the Company. The Company's Common Stock was first registered under Section 12(g) of the Securities Exchange Act of 1934, as amended, on June 17, 1996. As there was no trading of the Company's Common Stock on June 17 and June 18, 1996, the trading price of the Common Stock of the Company was not available. Therefore, the measurement period hereto commenced on June 19, 1996 and ended on March 31, 2002, the Company's 2002 fiscal year end date. The graph assumes that $100 was invested on June 19, 1996.

The comparisons in this graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of future stock price performance or the financial performance of the Company. Shareholders are encouraged to review the Financial Statements of the Company contained in the accompanying annual report on Form 10-K for the fiscal year ended March 31, 2002.

                                  [LINE GRAPH]

                             6/19/96  3/31/97   3/31/98   3/31/99     3/31/00   3/31/01    3/31/02
                             -------  -------   -------   -------     -------   -------    -------
The Company's Common Stock     $100   $15.57     $8.93     $12.50     $16.07     $6.47      $8.28
IWI's Common Stock             $100   $46.67     $8.32      $3.73     $21.33     $3.73     $16.00

As there is no broad equity market index for the OTC Bulletin Board where the Company's Common Stock is traded and there is no published industry or line-of-business index for the pearl or jewelry business in which the Company is engaged, the Company has selected IWI as a peer issuer for comparison. IWI is engaged primarily in the design, assembly, merchandising and wholesale distribution of jewelry.

EMPLOYMENT AGREEMENTS

The Company itself has no employment agreement with any of its officers or employees but in fiscal 2002, the Company paid bonus of $128,205 to each Cheng Chung Hing, Ricky and Cheng Tai Po. Moreover, MSIL entered into Service Agreements with each of Cheng Chung Hing, Ricky, Cheng Tai Po and Yan Sau Man, Amy on September 8, 1997 and September 1, 2000. The major terms of these agreements are as follows:-

- the service agreement of each of Cheng Chung Hing, Ricky, Cheng Tai Po and Yan Sau Man, Amy is for an initial term of 3 years commencing on September 1, 1997 and renewed for another term of 3 years commencing on September 1, 2000. Each service agreement may be terminated by either party by giving the other written notice of not less than 3 months;

- the annual basic salary payable to each of Cheng Chung Hing, Ricky, Cheng Tai Po and Yan Sau Man, Amy shall be HK$3 million, HK$3 million and HK$1.2 million respectively, subject to annual review by the Board of MSIL every year; and

- each of Cheng Chung Hing, Ricky, Cheng Tai Po and Yan Sau Man, Amy is also entitled to a discretionary bonus in respect of each financial year. The amount of such discretionary bonuses shall be determined by the MSIL Board each year, provided that the aggregate of all discretionary bonuses payable by MSIL to its executive directors in any financial year shall not exceed 10% of the net income (after tax and after extraordinary items) of MSIL for such year as shown in its audited accounts.

COMPENSATION OF DIRECTORS

No employee of the Company receives any compensation for his or her service as a Director. The Company paid each of Lai Chau Ming, Matthew and Yuen Ka Lok, Ernest $12,821 for their services as non-employee directors of the Company in fiscal 2002. MSIL paid $12,281 and $25,641 to Yuen Ka Lok, Ernest and Alexander Reid Hamilton (who is not a director of the Company) respectively for their services as a director of MSIL. No additional compensation of any nature was paid to any non-employee director of the Company for their services as directors.

An amount of $500 is paid to each non-employee director and to Alexander Reid Hamilton for his participation in each Audit Committee meeting. In fiscal 2002, the Audit Committee members were compensated as follows:-

                                                 Amount Paid
                                            ----------------------
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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee are not executives of the Company or any of its subsidiaries, save as disclosed in "Item 13 - Certain Relationships and Related Transactions".

Except as described herein, no executive officer of the Company, (i) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity outside the Group, one of whose executive officers served on the Company's Compensation Committee, (ii) served as a director of another entity outside the Group, one of whose executive officers served on the Company's Compensation Committee, or (iii) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity outside the Group, one of whose executive officers served as a director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

The information furnished in the following table indicates beneficial ownership of shares of the Company's Common Stock, as of June 28, 2002, by (i) each shareholder of the Company who is known by the Company to be beneficial owner of more than 5% of the Company's Common Stock, (ii) each director, nominee for director and officer of the Company, individually, and (iii) all officers and directors of the Company as a group.

NAME AND ADDRESS                       AMOUNT AND NATURE OF
OF BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP (1)        PERCENT OF CLASS
-------------------                   ------------------------        ----------------
Cafoong Limited (2) (4)                      2,750,000                       52%
Cheng Chung Hing, Ricky (2) (3) (4)          2,850,000                       54%
Cheng Tai Po (2) (3) (4)                     2,850,000                       54%
Yan Sau Man, Amy (3) (4)                       100,000                        2%
Lai Chau Ming, Matthew (4)                       - 0 -                         *
Yuen Ka Lok, Ernest (4)                          - 0 -                         *
Ho Suk Han, Sophia (4)                           - 0 -                         *
All executive officers and
  directors as a group (6 persons)           3,050,000                       58%

-------------
 *   Less than 1%

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

(4) Address is 21st Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong.

PREFERRED STOCK

The following table is furnished as of June 28, 2002, to indicate beneficial ownership of the Company's Series A Preferred Shares by each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Series A Preferred Shares.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth (i) the number of securities to be issued upon exercise of outstanding options, (ii) the weighted average of exercise price of such outstanding options, and (iii) the number of securities remaining available for future issuance, under (a) equity compensation plans that have been approved by security holders and (b) equity compensation plans that have not been approved by security holders of the Company.

                                                     (a)                         (b)                            (c)
                                                                                                   Number of securities remaining
                                                                                                           available for
                                                                                                    future issuance under equity
                                     Number of securities to be issued      Weighed average                compensation plans
                                       upon exercise of outstanding          exercise price         (excluding securities reflected
Plan Category                                     options                 outstanding options              in column (a)(3))
-------------                        ---------------------------------    -------------------       -------------------------------
Equity compensation plans
approved by security holders (1)                   450,000                       $1.22                        1,450,000

Equity compensation plans not
approved by security holders (2)                43,261,319                    HK$0.2408                      29,670,774
                                                ----------                                                   ----------
Total                                           43,711,319                                                   31,120,774

(1) Shares indicated are those issuable upon exercise of options granted or to be granted under the Company's 1996 Stock Option Plan.

(2) Shares indicated are those issuable upon exercise of options granted or to be granted under MSIL's share option scheme adopted on September 8, 1997 (the "Share Option Scheme"). The Share Option Scheme has been approved by the shareholders of MSIL, but not the shareholders of the Company.

        Under the Share Option Scheme, the MSIL Board of Directors may grant options to executive directors, officers and employees of MSIL or its subsidiaries (the "Group") to purchase MSIL shares, the per share exercise price of which must be the greater of (i) 80% of the average per share closing prices of MSIL shares on The Hong Kong Stock Exchange for the five trading days immediately preceding the date of offer of the relevant options or (ii) HK$0.10.

        The maximum number of shares in respect of which options may be granted (together with options exercised and options then outstanding) under the Share Option Scheme will not, when aggregated with any shares subject to any other schemes or plans involving the issue or grant of options over shares or other securities of MSIL to, or for the benefit of, directors, executives and/or employees of the Group, exceed such number of shares as shall represent 10% of the issued share capital of MSIL from time to time excluding any shares issued upon the exercise of options granted pursuant to the Share Option Scheme and any other schemes or plans involving the issue or grant of options over shares or other securities of MSIL. The number of shares subject to options and to the Share Option Scheme may be adjusted, in such manner as the independent accountants shall certify in writing to the MSIL Board of Directors to be fair and reasonable, in the event of any alteration in the capital structure of MSIL whether by way of capitalization of profits or reserves, rights issue, consolidation, subdivision or reduction of the share capital of MSIL provided that no such adjustment shall be made in the event of an issuance of shares as consideration in respect of a transaction to which MSIL is a party.

        The Share Option Scheme is administered by the MSIL Board of Directors, whose decisions are final and binding on all parties. The Compensation Committee of the Company takes up a monitoring function.

(3) The "securities remaining available for future issuance" under each of the Company's 1996 Stock Option Plan and MSIL's Share Option Scheme are shares of each respective company issuable upon the exercise of authorized options under each respective plan that have not been granted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past three years, the Company has loaned funds to Cheng Chung Hing, Ricky and Cheng Tai Po, the founders and principal shareholders of the Company. The maximum amount advanced to Cheng Chung Hing, Ricky and Cheng Tai Po during the past three years was $70,091 and $53,792 respectively. During fiscal 2002, the Company advanced $56,153 to Cheng Chung Hing, Ricky and $42,594 to Cheng Tai Po respectively. Both of them repaid the amount before March 31, 2002. All such advances were made on an interest free basis


                                      -39
and without definitive repayment terms. The Company has not received advances from any director, executive officer or shareholder of the Company who is known by the Company to be beneficial owner of more than 5% of the Company's Common Stock. Cheng Chung Hing, Ricky has utilized a leasehold property of the Company as his personal residence at no cost to him. Cheng Tai Po had also utilized a leasehold property of the Company as his personal residence at no cost to him from October 11, 1998 to January 13, 2002. See "Executive Compensation".

Yuen Ka Lok, Ernest, a director of both the Company and MSIL, the Chairman of the Compensation Committee and a member of the Audit Committee of the Board of Directors of the Company, is a partner of Messrs. Yuen & Partners, one of the legal advisors to the Company. Messrs. Yuen & Partners receives its standard professional fees in the provision of legal services to the Company.

Lai Chau Ming, Matthew, a director of the Company, a member of the Compensation Committee and the Audit Committee of the Board of Directors of the Company, is Sales Associate Director at DBS Vickers. MSIL holds certain securities that are quoted on The Hong Kong Stock Exchange, and maintains a securities account with DBS Vickers. Mr. Lai is in charge of such account. MSIL pays standard brokerage fees to DBS Vickers when transaction occurs. Mr. Lai has advised the Company that he receives basic monthly salary and a year end performance bonus from DBS Vickers, that he receives no commission from MSIL's securities transactions, and that his performance on MSIL account is insignificant towards the calculation of his year end performance bonus.

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

----------

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

(5) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997

(6) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997

(7) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998

(8) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of June, 2002.

MAN SANG HOLDINGS, INC.


By: /s/ CHENG Chung Hing, Ricky
   ____________________________
CHENG Chung Hing, Ricky
Chairman of the Board, President,
Chief Executive Officer and
Chief Financial Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

NAME                             TITLE                                      DATE
----                             -----                                      ----
/s/ CHENG Chung Hing, Ricky
___________________________      Chairman of the Board, President,          June 28, 2002
CHENG Chung Hing, Ricky          Chief Executive Officer and
                                 Chief Financial Officer

/s/ CHENG Tai Po
___________________________      Vice Chairman of the Board                 June 28, 2002
CHENG Tai Po

/s/ YAN Sau Man, Amy
___________________________      Vice President and Director                June 28, 2002
YAN Sau Man, Amy

SUPPLEMENTAL REPORTS TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

No annual report or proxy material has been forwarded to securities holders of the Registrant covering the Registrant's fiscal 2002; however, if any annual report or proxy material is furnished to security holders in connection with the annual meeting of stockholders to be held in 2002, a copy of any such annual report or proxy materials shall be forwarded to the Commission when it is forwarded to security holders.

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

----------

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

(5) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997

(6) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997

(7) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998

(8) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





MAN SANG HOLDINGS, INC.

Independent Auditors' Report............................................  F-1


Consolidated Statements of Income and Comprehensive Income
  for the years ended March 31, 2002, 2001 and 2000.....................  F-2


Consolidated Balance Sheets as of March 31, 2002 and 2001...............  F-3


Consolidated Statements of Stockholders' Equity for the
  years ended March 31, 2002, 2001 and 2000.............................  F-5


Consolidated Statements of Cash Flows for the years ended
  March 31, 2002, 2001 and 2000.........................................  F-6


Notes to Consolidated Financial Statements..............................  F-8

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and the Board of Directors of Man Sang Holdings, Inc.:


We have audited the accompanying consolidated balance sheets of Man Sang Holdings, Inc. and its subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2002, all expressed in Hong Kong dollars. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Man Sang Holdings, Inc. and its subsidiaries as of March 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Our audits also comprehended the translation of Hong Kong dollar amounts into U.S. dollar amounts and, in our opinion, such translation has been made in conformity with the basis stated in Note 2. Such U.S. dollar amounts are presented solely for the convenience of readers in the United States of America.



/s/ DELOITTE TOUCHE TOHMATSU

DELOITTE TOUCHE TOHMATSU
Hong Kong
June 28, 2002

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (Dollars in thousands except share data)

                                                                                  Year ended March 31,
                                                               2002              2002             2001               2000
                                                                US$               HK$              HK$                HK$
Net sales.................................................       36,246          282,715           311,109          279,289
Cost of sales.............................................       23,882          186,276           294,676          188,153
                                                                -------          -------           -------          -------

Gross profit..............................................       12,364           96,439            16,433           91,136
Rental income, gross......................................          965            7,526             5,526            4,620
                                                                -------          -------           -------          -------

                                                                 13,329          103,965            21,959           95,756
Selling, general and administrative expenses:
  Pearls..................................................       (8,449)         (65,901)          (77,076)         (64,836)
  Real estate investment..................................         (786)          (6,129)           (6,022)          (3,908)
                                                                -------          -------           -------          -------

Operating income (loss)...................................        4,094           31,935           (61,139)          27,012
Interest expenses.........................................         (626)          (4,886)           (6,990)          (5,429)
Interest income...........................................          357            2,785             5,799            5,014
Gain on sale of warrants of a listed subsidiary...........         -                -                 -               2,629
Other income..............................................          240            1,870             6,705            3,947
                                                                -------          -------           -------          -------

Income (loss) before income taxes and
  minority interests......................................        4,065           31,704           (55,625)          33,173
Income tax (expenses) benefits............................         (155)          (1,206)            3,320           (4,811)
Minority interests........................................       (1,819)         (14,189)           18,112           (8,531)
                                                                -------          -------           -------          -------

Net income (loss).........................................        2,091           16,309           (34,193)          19,831
                                                                -------          -------           -------          -------

Other comprehensive income (loss), net of taxes:
  Foreign currency translation adjustments................           92              719               488             (366)
  Unrealized holding loss on marketable
    securities............................................         (174)          (1,363)           (2,929)            -
                                                                -------          -------           -------          -------

Other comprehensive loss, net of taxes and
  minority interests......................................          (82)            (644)           (2,441)            (366)
                                                                -------          -------           -------          -------

Comprehensive income (loss)...............................        2,009           15,665           (36,634)          19,465
                                                                =======          =======           =======          =======


Basic earnings (loss) per common share....................        $0.47            $3.70           $(7.76)            $4.59
                                                                =======          =======           =======          =======

Diluted earnings (loss) per common share..................        $0.47            $3.70           $(7.76)            $4.12
                                                                =======          =======           =======          =======

Weighted average number of shares of common stock outstanding:
  - basic.................................................    4,405,960        4,405,960         4,405,960        4,316,069
  - diluted...............................................    4,405,960        4,405,960         4,405,960        4,783,625
                                                              =========        =========         =========        =========


          See accompanying notes to consolidated financial statements.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                     ASSETS

                                                                                                March 31,
                                                                                 2002             2002               2001
                                                                                  US$              HK$                HK$
Current assets:
  Cash and cash equivalents............................................           10,532            82,152           65,294
  Restricted cash......................................................            2,073            16,169           64,879
  Marketable securities................................................            1,741            13,584           11,734
  Accounts receivable, net of allowance
    for doubtful accounts of HK$10,054 and HK$5,214
    in 2002 and 2001, respectively.....................................            7,797            60,814           62,620
  Inventories..........................................................           15,194           118,511          111,045
  Prepaid expenses.....................................................              346             2,702            1,889
  Deposits and other receivables.......................................            1,451            11,317            4,610
  Other current assets.................................................            2,049            15,983            8,636
  Income taxes receivable..............................................             -                 -               1,725
                                                                                 -------           -------          -------

    Total current assets...............................................           41,183           321,232          332,432

  Property, plant and equipment, net...................................           10,299            80,333           84,821
  Real estate investment, net..........................................           10,511            81,986           84,369
  Long-term investments, net of impairment loss of
    HK$3,000 in 2002...................................................              427             3,330            6,330
  Goodwill, net of amortization of HK$588 and
    HK$393 in 2002 and 2001, respectively and
    net of impairment loss of HK$591 in 2002...........................             -                 -                 786
  Deferred tax assets..................................................              281             2,188            3,643
                                                                                 -------           -------          -------

    Total assets.......................................................           62,701           489,069          512,381
                                                                                 =======           =======          =======

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS - continued
                    (Dollars in thousands except share data)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                March 31,
                                                                                 2002             2002               2001
                                                                                  US$              HK$                HK$
Current liabilities:
  Short-term borrowings................................................            3,775            29,445           75,718
  Current portion of long-term debts...................................              715             5,575           16,427
  Accounts payable.....................................................              477             3,726            3,465
  Amount due to affiliate..............................................             -                 -                 184
  Accrued payroll and employee benefits................................              597             4,658            4,640
  Other accrued liabilities............................................            1,112             8,674           11,306
  Income taxes payable.................................................               48               373              763
                                                                                 -------           -------          -------

    Total current liabilities..........................................            6,724            52,451          112,503
                                                                                 -------           -------          -------

Long-term debts........................................................            2,822            22,010           29,306
                                                                                 -------           -------          -------

Minority interests.....................................................           21,822           170,208          112,234
                                                                                 -------           -------          -------
Commitments and contingencies (note 12)

Stockholders' equity:
  Series A preferred stock US$0.001 par value
    - authorized, issued and outstanding 100,000
        shares in 2002 and 2001 (entitled in liquidation
        to US$2,500 (HK$19,500)).......................................             -                    1                1
  Series B preferred stock US$0.001 par value
    - authorized 100,000 shares; no shares outstanding.................             -                 -                -
  Common stock of par value US$0.001
    - authorized 25,000,000 shares; issued and outstanding,
        4,405,960 shares in 2002 and 2001..............................                4                34               34
  Additional paid-in capital...........................................            7,495            58,458           88,061
  Retained earnings....................................................           24,047           187,570          171,261
  Accumulated other comprehensive loss.................................             (213)           (1,663)          (1,019)
                                                                                 -------           -------          -------

    Total stockholders' equity.........................................           31,333           244,400          258,338
                                                                                 -------           -------          -------

    Total liabilities and stockholders' equity.........................           62,701           489,069          512,381
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

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (Dollars in thousands except share data)

                                                                                                          Accumulated   Total
                                    Series A          Series B                       Additional              other      stock-
                                 preferred stock   preferred stock    Common stock     paid-in  Retained comprehensive  holders'
                                Shares   Amount   Shares   Amount   Shares    Amount   capital  earnings income (loss)  equity
                                           HK$               HK$                HK$      HK$       HK$        HK$        HK$
Balance at April 1, 1999..     100,000        1    -       -    4,305,960       33     95,429    185,623   1,788       282,874
Issuance of common stock on
  exercise of stock options       -        -       -       -      100,000        1        942       -       -              943
Issuance of common shares
  by subsidiary...........        -        -       -       -         -        -       (11,598)      -       -          (11,598)
Stock compensation expense        -        -       -       -         -        -           863       -       -              863
Translation adjustment....        -        -       -       -         -        -          -          -       (366)         (366)
Net income................        -        -       -       -         -        -          -        19,831    -           19,831
                               -------  ------- ------- ------- ---------  ------- ---------- ---------- -------    ----------

Balance at March 31, 2000.     100,000        1    -       -    4,405,960       34     85,636    205,454   1,422       292,547
Issuance of common shares
  by subsidiary...........        -        -       -       -         -        -          (696)      -       -             (696)
Stock compensation expense                 -       -       -         -        -         3,121       -       -            3,121
Translation adjustment....        -        -       -       -         -        -          -          -        488           488
Unrealized holding loss on
  marketable securities...        -        -       -       -         -        -          -          -     (2,929)       (2,929)
Net loss..................        -        -       -       -         -        -          -       (34,193)   -          (34,193)
                               -------  ------- ------- ------- ---------  ------- ---------- ---------- -------    ----------

Balance at March 31, 2001.     100,000        1    -       -    4,405,960       34     88,061    171,261  (1,019)      258,338
Issuance of common shares
  by subsidiary...........        -        -       -       -         -        -       (29,603)      -       -          (29,603)
Translation adjustment....        -        -       -       -         -        -          -          -        719           719
Unrealized holding loss on
  marketable securities...        -        -       -       -         -        -          -          -     (1,363)       (1,363)
Net income................        -        -       -       -         -        -          -        16,309    -           16,309
                               -------  ------- ------- ------- ---------  ------- ---------- ---------- -------    ----------

Balance at March 31, 2002      100,000        1    -       -    4,405,960       34     58,458    187,570  (1,663)      244,400
                               =======  ======= ======= ======= =========  ======= ========== ========== =======    ==========

                                           -               -                  US$4   US$7,495  US$24,047 US$(213)    US$31,333
                                        =======         =======            ======= ========== ========== =======    ==========


          See accompanying notes to consolidated financial statements.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                  Year ended March 31,
                                                               2002              2002             2001               2000
                                                                US$               HK$              HK$                HK$
Cash flow from operating activities
Net income (loss).........................................        2,091           16,309           (34,193)          19,831
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Bad debt provision......................................          648            5,054               214              278
  Provision for impairment loss of goodwill...............           76              591              -                -
  Provision for impairment loss of long-term
    investments...........................................          385            3,000              -                -
  Depreciation and amortization ..........................        1,186            9,252             9,162            6,698
  (Gain) loss on sale of property, plant and
    equipment.............................................           (7)             (55)              733             (146)
  Minority interests......................................        1,819           14,189           (18,112)           8,531
  Realised gain on sale of marketable securities..........         -                -               (2,027)            -
  Stock compensation expense..............................         -                -                4,620            1,127
  Changes in operating assets and liabilities:
    Accounts receivable...................................         (425)          (3,315)           (7,136)            (856)
    Inventories...........................................         (958)          (7,471)           77,021          (16,409)
    Prepaid expenses .....................................         (104)            (813)            1,987           (2,353)
    Deposits and other receivables........................         (860)          (6,707)              955             -
    Other current assets..................................         (942)          (7,347)             (768)          (2,158)
    Income taxes receivable...............................          221            1,725            (1,741)            -
    Deferred tax assets...................................          187            1,455            (3,643)            -
    Accounts payable......................................           33              261            (4,931)            (433)
    Amount due to affiliate...............................          (24)            (184)             (420)             604
    Accrued payroll and employee benefits.................            2               18               614             (698)
    Other accrued liabilities.............................         (338)          (2,632)           (1,039)           1,913
    Income taxes payable..................................          (50)            (390)           (3,432)             206
                                                                -------          -------           -------          -------

Net cash provided by operating activities.................        2,940           22,940            17,864           16,135
                                                                -------          -------           -------          -------

Cash flow from investing activities
Expenditure on real estate investment.....................         -                -              (37,439)            -
Purchase of marketable securities.........................         (459)          (3,578)          (23,486)            -
Purchase of property, plant and equipment.................         (283)          (2,207)          (10,845)          (6,550)
Decrease (increase) in restricted cash....................        6,245           48,710            (2,422)         (43,499)
Proceeds from sale of marketable securities...............         -                -                9,430             -
Acquisition of subsidiaries...............................         -                -                   89             -
Proceeds from sale of property, plant
  and equipment...........................................            9               73                67              171
Purchase of long-term investments.........................         -                -                 -                (900)
                                                                -------          -------           -------          -------

Net cash provided by (used in) investing
  activities..............................................        5,512           42,998           (64,606)         (50,778)
                                                                -------          -------           -------          -------

Cash flow from financing activities
Increase in short-term borrowings.........................        2,073           16,170            87,352           88,115
Increase in long-term debts...............................         -                -               25,000             -
Investment from minority shareholder......................         -                -                  525            3,092
Repayment of short-term borrowings........................       (7,869)         (61,378)          (85,469)         (40,835)
Repayment of long-term debts..............................       (2,327)         (18,148)           (4,778)          (4,665)
Net proceeds from issuance of common shares
  by a subsidiary.........................................        1,799           14,030              -              12,769
Net proceeds from issuance of common stock................         -                -                 -                 943
Dividend paid to minority shareholders....................         -                -                 -              (1,294)
                                                                -------          -------           -------          -------

Net cash (used in) provided by financing activities.......     (6,324)          (49,326)           22,630            58,125
                                                                -------          -------           -------          -------

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                             (Dollars in thousands)

                                                                                  Year ended March 31,
                                                               2002              2002             2001               2000
                                                                US$               HK$              HK$                HK$
Net increase (decrease) in cash and cash
  equivalents.............................................        2,128           16,612           (24,112)          23,482

Cash and cash equivalents at beginning
  of year.................................................        8,371           65,294            88,900           66,196

Exchange adjustments......................................           33              246               506             (778)
                                                                -------         --------           -------         --------

Cash and cash equivalents at end of year..................       10,532           82,152            65,294           88,900
                                                                =======         ========           =======         ========

Supplementary disclosures of cash flow information:

Cash paid (refunded) during the year for:
  Interest and finance charges............................          618            4,821             7,101            5,530
  Income taxes (refunded) paid............................         (203)          (1,584)            5,475            4,605















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



                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Dollars in thousands except share data)


1.    ORGANIZATION AND BASIS OF FINANCIAL STATEMENTS

      ACTIVITIES AND ORGANIZATION

      Man Sang Holdings, Inc. (the "Company") was incorporated in the State of Nevada, the United States of America on November 14, 1986.

      The principal activities of the Company comprise the processing and sale of fresh water and cultured pearls and pearl jewelry products. The selling and administrative activities are performed in the Hong Kong Special Administrative Region of the People's Republic of China ("Hong Kong") and the processing activities are conducted by subsidiaries operating in Guangdong Province, the People's Republic of China ("the PRC"). The Company also derives rental income from real estate located at its pearl processing facility in the PRC and from offices in Hong Kong. The Company's activities are principally conducted by its majority held publicly traded subsidiary, Man Sang International Limited ("MSIL").

      The Company has also made a number of investments in companies that supply the Company or distribute its products. On November 8, 1997, the Company made an investment of Renminbi 5.1 million (HK$4.7 million) for a 19.5% stake in a pearl farm located in Nan'ao County in Guangdong Province in the PRC through a cooperative joint venture which has a duration of 11 years. In case of termination or liquidation of the joint venture, the Company is entitled to receive 19.5% of the net assets of the joint venture.

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

      The acquisition was accounted for as a purchase and the results of IBS and its subsidiary have been included in the accompanying consolidated financial statements since the date of acquisition. The excess of the purchase consideration over the fair value of the net assets acquired was HK$1,179 and has been recorded as goodwill which is being amortized on a straight-line basis over three years. In view of the unsatisfactory financial performance of IBS, the remaining unamortized amount of HK$591 has been fully provided for impairment loss in 2002 accordingly.

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

      In August 1999, MSIL issued 40,000,000 shares for a cash consideration of HK$13,200 representing approximately 7.63% of MSIL's issued and outstanding shares after the issue to an unrelated party. As a consequence, the Company's holding in MSIL was reduced to 67.69%. The difference between the issue price and the Company's carrying value per share after completion of the issuance amounted to HK$11,598 and has been deducted from additional paid-in capital in accordance with policy adopted by the Company. At March 31, 2000, the Company held approximately 67.68% of the issued share capital of MSIL.

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

      In November 2001, MSIL issued 120,000,000 shares for a cash consideration of HK$14,400 representing approximately 15.96% of MSIL's issued and outstanding shares after the issue to unrelated parties. As a consequence, the Company's holding in MSIL was reduced to 56.66%. The difference between the issue price and the Company's carrying value per share after completion of the issuance amounted to HK$29,603 and has been deducted from additional paid-in capital in accordance with policy adopted by the Company. At March 31, 2002, the Company held approximately 56.66% of the issued share capital of MSIL.

                                MAN SANG HOLDINGS, INC.
                                   AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued (Dollars in thousands except share data)

1.    ORGANIZATION AND BASIS OF FINANCIAL STATEMENTS - continued

      BUSINESS RISKS

      During the three years ended March 31, 2002, over 88% of the Company's purchases were pearls. As a pearl is a commodity and its value is subject to prevailing market conditions, it is a customary practice in the pearl market that buyers and sellers of pearls do not normally enter into any long-term contracts. The Company currently does not have any fixed term purchase contracts with any pearl farmers or suppliers. The Company also considers that any adverse change in climate and environmental conditions at the source regions of pearls may have an adverse effect on pearl harvesting and hence the supply of pearls. The Company has developed relationships with a network of suppliers to ensure a continuous supply of different types of pearls.

      The Company has adopted a policy of diversification of sources under which pearls are purchased from different suppliers in different countries or regions so that the Company is less susceptible to changes in raw materials supply due to the changes in climate and environmental conditions at any particular source region. The Company negotiates the purchases of pearls on an as needed basis at prevailing market prices. The prices of pearls fluctuate according to demand and supply conditions in the market. Any significant increase in the prices of pearls may affect the profitability of the Company. The Company has expanded its product range in recent years in order to reduce the impact of price fluctuations of any one type of pearl. However, there can be no assurance that pearls will be available from its suppliers in the quantities, of the quality and on the terms required by the Company. For each of the three years ended March 31, 2002 the largest supplier of the Company accounted for approximately 9.5%, 12.1% and 10.5% of the Company's total purchases, respectively.

      Of the Company's purchases, approximately 35% in 2002, 39% in 2001 and 52% in 2000 was settled in Renminbi ("RMB"), the currency of the PRC. Accordingly, the Company has a direct exposure to the risk of any adverse exchange rate fluctuation in RMB. Nevertheless, the Company has not recorded any material foreign currency gain or loss or experienced any difficulties in obtaining sufficient RMB during the past three years.

      Since January 1, 1994, the government of the PRC has adopted a unified floating exchange rate system to allow the exchange rate of RMB to be largely determined by market supply and demand and promulgated a series of rules and policy to provide a platform for full convertibility of RMB. Even though the prevailing exchange rate for RMB to Hong Kong dollars is relatively stable under the current regime as a result of the above system, there can be no assurance that such exchange rate will not become volatile or that there will be no deterioration of the macroeconomic environment in either the PRC or Hong Kong which may lead to a fluctuation in the exchange rate for RMB to Hong Kong dollars. In the case of a significant appreciation in RMB, the costs of purchases of the Company may increase significantly, which will have an adverse effect on the profitability of the Company.

                                MAN SANG HOLDINGS, INC.
                                   AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued (Dollars in thousands except share data)

1.    ORGANIZATION AND BASIS OF FINANCIAL STATEMENTS - continued

      BASIS OF PREPARATION

      The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which differ from those used in the statutory accounts of its subsidiaries. The principal adjustments made by the Company to conform the statutory accounts of the subsidiaries to U.S. GAAP relate to the amortization of properties held for real estate investment, which is not amortized for local statutory reporting, the restatement of properties included in real estate investment and property, plant and equipment at cost, which is stated at open market value estimated by external professional valuers for local statutory reporting, the recognition of compensation cost over the vesting period for the stock options granted by the Company and MSIL, which is not required for local statutory reporting and the recognition of deferred tax asset, which is not recognized for local statutory reporting unless its recoverability is assured beyond reasonable doubt. At March 31, 2002, there was no material difference between the retained earnings computed under U.S. GAAP and the retained earnings available for distribution prepared in accordance with the accounting principles used in the preparation of the statutory accounts of the subsidiaries.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of consolidation - The consolidated financial statements include the assets, liabilities, revenues and expenses of Man Sang Holdings, Inc. and all its subsidiaries. All material intra-group transactions and balances have been eliminated.

      Goodwill - The excess of the purchase price over the fair value of net assets acquired is recorded on the consolidated balance sheet as goodwill. Goodwill is amortized to expense on a straight-line basis over three years. Amortization expense was HK$195 in 2002. Periodically, the Company reviews the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. In management's opinion, there has been an impairment on goodwill and an impairment loss of HK$591 has been recognized during the year ended March 31, 2002.

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

                                MAN SANG HOLDINGS, INC.
                                   AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued (Dollars in thousands except share data)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

      Marketable securities - The Company classifies its marketable securities as available-for-sale and carries them at market value with a corresponding recognition of net unrealized holding gain or loss (net of tax) as a separate component of stockholders' equity until realized. Gains and losses on sales of securities are computed on a specific identification basis. Marketable securities comprise:


                                                                              March 31,
                                                                       2002            2001
                                                                      -------         -------
                                                                        HK$             HK$
Securities listed in Hong Kong:

Cost                                                                   19,661          16,083
Gross unrealized losses, including minority interests'
  share of a loss of HK$1,785 in 2002 and
  HK$1,420 in 2001                                                     (6,077)         (4,349)
                                                                      -------         -------

                                                                       13,584          11,734
                                                                      =======         =======


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

      Long-term investments - The Company's long-term investments are accounted for under the cost method.

      Real estate investment - Leasehold land and buildings held for investment is stated at cost. Cost includes the cost of the purchase of the land and construction costs, including finance costs incurred during the construction period. Depreciation of land and buildings is computed using the straight-line method over the term of the lease involved up to a maximum of 50 years.

      Valuation of long-lived assets - The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, whenever events and circumstances indicate that the carrying value of the asset may no longer be recoverable. An impairment loss, measured based on the fair value of the asset, is recognized if expected future undiscounted cash flows are less than the carrying amount of the assets. In managements' opinion, there has been an impairment on long-term investments and an impairment loss of HK$3,000 has been recognized during the year ended March 21, 2002.

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

      Net earnings per share ("EPS") - Basic EPS excludes dilution and is computed by dividing net income attributable to common shareholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (warrants to purchase common stock and common stock options) were exercised or converted into common shares. EPS for all periods presented have been computed in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings Per Share" issued by the Financial Accounting Standards Board ("FASB").


      Reconciliation of the basic and diluted EPS is as follows:

                                            For the year ended           For the year ended                  For the year ended
                                                March 31, 2002             March 31, 2001                         March 31, 2000
                                     ---------------------------       ------------------------      -----------------------------
                                     Earnings    Shares      EPS       Loss      Shares     EPS      Earnings      Shares      EPS
                                     --------    ------      ---       ----      ------     ---      --------      ------      ---
                                      HK$'000                HK$      HK$'000               HK$       HK$'000                  HK$
Basic EPS

Net income (loss) available to
  common stockholders                 16,309   4,405,960     3.70    (34,193)  4,405,960  (7.76)      19,831    4,316,069       4.59
                                                            =====                          =====                               =====

Effect of dilutive securities
  Stock options granted by the
  Company                               -           -                   -           -                   -         467,556
  Stock options and warrants
    granted by a listed subsidiary      -           -                   -           -                   (139)        -
                                     -------   ---------             -------   ---------             -------    ---------

Diluted EPS
Net income (loss) available to
  common stockholders,
  including conversion                16,309   4,405,960     3.70    (34,193)  4,405,960  (7.76)      19,692    4,783,625       4.12
                                     =======   =========    =====    =======   =========   =====     =======    =========     ======


            In 2001 and 2002, the effect on consolidated EPS of both warrants and options issued by MSIL and options issued by the Company were not included in the computation of diluted earnings per share because it would have resulted in antidilutive effect.

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

            Translation into United States Dollars - The financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of Hong Kong dollar amounts into U.S. dollars are for convenience of readers in the United States of America only and have been made at the rate of HK$7.8 to US$1, the approximate free rate of exchange at March 31, 2002. Such translations should not be construed as representations that the Hong Kong dollar amounts could be converted into U.S. dollars, at that rate or any other rate.

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

            Derivative instruments - Starting from April 1, 2001, the Company has adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. There was no effect on the consolidated financial statements of the Company upon the adoption of SFAS No. 133.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES


       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                (Dollars in thousands except share data)



2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

            Recent changes in accounting standards - In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements, establish accounting and reporting for business combinations. SFAS No. 141 requires that, among other things, all business combinations entered into subsequent to June 30, 2001, be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives not be amortized, but will be tested for impairment on an annual basis. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 141 during the year ended March 31, 2002 and it did not impact the Company's financial statements. The Company has adopted SFAS No. 142 on April 1, 2002. There was no significant impact on the Company's financial position and results of operations.

            In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will be required to adopt this standard on January 1, 2003. Management is assessing, but has not yet determined, the impact that SFAS No 143 will have, if any, on its financial position and results of operations.

            The FASB also recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and portions of APB Opinion No. 30, "Reporting the Results for Operations". The statement requires a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. The statements also requires expected future operating losses from discontinued operations to be recorded in the period(s) in which the losses are incurred, rather than as of the measurement date as previously required. Management is assessing, but has not yet determined, the impact that SFAS No. 144 will have, if any, on its financial position and results of operations.

                      (This Page Intentionally Left Blank)

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)

3.          OTHER INCOME

            Other income consists of the following:

                                                Year ended March 31,

                                             2002         2001         2000
                                             ----         ----         ----
                                              HK$          HK$         HK$
Gain on sale of marketable securities           --        2,027           --
Foreign currency exchange gain, net .          378        1,722        2,696
Others ..............................        1,492        2,956        1,251
                                             -----        -----        -----

                                             1,870        6,705        3,947
                                             =====        =====        =====

4.          INCOME TAXES

            Income is subject to taxation in the various countries in which the Company and its subsidiaries operate.

            The components of income (loss) before income taxes and minority interests are as follows:

                                       Year ended March 31,

                                  2002            2001            2000
                                  ----            ----            ----
                                  HK$             HK$             HK$
Hong Kong ..............          2,927         (35,682)            889
Other regions in the PRC         32,159         (16,581)         34,072
Corporate expenses, net          (3,382)         (3,362)         (1,788)
                                -------         -------         -------

                                 31,704         (55,625)         33,173
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

            The Company has three subsidiaries which are incorporated in Guangdong Province, China and operate in the special economic zone of Shenzhen. These companies are subject to PRC income taxes at the applicable tax rate (currently 15%) on taxable income based on income tax laws applicable to foreign enterprises. Pursuant to the same income tax laws, the subsidiaries are fully exempt from PRC income tax on their manufacturing operations for two years starting from the first profit-making year, followed by a 50% exemption for the next three years. The exemptions applicable to one of these companies expire in calendar year 2002 and other two subsidiaries' exemption expired on December 31, 2000 and 1999, respectively. These exemptions do not apply to rental income.

            The provision for income taxes consists of the following:

                                                 Year ended March 31,

                                           2002           2001           2000
                                           ----           ----           ----
                                            HK$           HK$            HK$
Current tax:

United States ...................          (598)          (212)           928
Subsidiaries operating in:
  Hong Kong .....................             7           (198)         1,196
  Other regions in the PRC ......           342            733          2,687
                                         ------         ------         ------

                                           (249)           323          4,811
Deferred tax:

Subsidiary operating in Hong Kong         1,455         (3,643)            --
                                         ------         ------         ------

Total ...........................         1,206         (3,320)         4,811
                                         ======         ======         ======


Had the tax holidays and concessions detailed above not been available, the tax charge would have been increased by HK$385 in 2002, HK$928 in 2001 and HK$2,258 in 2000. Basic earnings per share in 2002 and 2000 would have been reduced by HK$0.09 and HK$0.52, respectively, and basic loss per share in 2001 would have been increased by HK$0.21. Diluted earnings per share in 2002 and 2000 would have been reduced by HK$0.09 and HK$0.47, respectively, and diluted loss per share in 2001 would have been increased by HK$0.21.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)

4.          INCOME TAXES - continued

            A reconciliation between the provision for income taxes computed by applying the United States statutory tax rate to income (loss) before income taxes and minority interests and the actual provision for income taxes is as follows:


                                                               Year ended March 31,

                                                       2002             2001              2000
                                                       ----             ----              ----
                                                       HK$               HK$              HK$

Applicable U.S. federal tax rate .............             34%              34%              34%
                                                      -------          -------          -------

Provision of income taxes at the applicable
  U.S. federal tax rate on income for the year         10,779          (18,913)          11,279
(Non-taxable income) non-deductible expenses .         (4,099)           9,360               --
Changes in valuation allowance ...............          2,134            5,490               --
International rate difference ................         (7,305)           1,478           (6,434)
Adjustment of estimated tax due ..............           (648)            (729)             205
Others .......................................            345               (6)            (239)
                                                      -------          -------          -------

Income tax expenses (benefits) ...............          1,206           (3,320)           4,811
                                                      =======          =======          =======



            Details of deferred tax assets are as follows:


                                             March 31,

                                       2002           2001
                                       ----           ----
                                        HK$            HK$
Deferred tax assets:
  Operating loss carryforwards         9,812          9,133
  Valuation allowance ........        (7,624)        (5,490)
                                      ------         ------

                                       2,188          3,643
                                      ======         ======


            At March 31, 2002, subsidiaries of the Company had tax loss carryforwards for Hong Kong tax purposes, subject to the agreement of the Hong Kong Inland Revenue Department, amounting to approximately HK$61,325, which have no expiration date. The loss carryforwards can only be utilized by the subsidiaries generating the losses.

            Due to the uncertainty of the realization of certain operating loss carryforwards, the Company has established a valuation allowance against these carryforward benefits in the amount of HK$7,624. Except to the extent that valuation allowances have been established, the Company believes the carryforward benefits will be realized within two years from March 31, 2002.

            U.S. deferred tax liabilities have not been provided on approximately HK$250,806 in undistributed earnings of foreign subsidiaries because the Company intends to reinvest those earnings permanently. If such earnings were paid as dividends to the Company in a single distribution, the estimated U.S. income tax, net of foreign tax credits, if allowable, would be approximately HK$85,274.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)

5.          INVENTORIES

            Inventories by major categories are summarized as follows:


                               March 31,
                          2002           2001
                        -------        -------
                          HK$            HK$

Raw materials ..          1,773          1,618
Work in progress         35,679         31,611
Finished goods .         81,059         77,816
                        -------        -------

                        118,511        111,045
                        =======        =======


            During the year ended March 31, 2001, the Company made a write-down of inventories, amounting to HK$65,000. No provision for write-down of inventories was made for the year ended March 31, 2002.

6.          STAFF RETIREMENT PLAN

            According to the Mandatory Provident Fund ("MPF") legislation regulated by the Mandatory Provident Fund Scheme Authority in Hong Kong, with effect from December 1, 2000, the Company is required to participate in an MPF scheme operated by approved trustees in Hong Kong and to make contributions for its eligible employees. The contributions borne by the Company are calculated at 5% of the salaries and wages (monthly contribution is limited to 5% of HK$20 for each eligible employee) as calculated under the MPF legislation. The contributions made for the year ended March 31, 2002 and 2001 amounted to HK$622, and HK$248, respectively.

7.          PROPERTY, PLANT AND EQUIPMENT

            Property, plant and equipment consist of the following:


                                              March 31,
                                        2002            2001
                                        ----            ----
                                         HK$            HK$

Leasehold land and buildings .         92,293          90,777
Plant and machinery ..........          6,938           6,839
Furniture and equipment ......          8,928           8,688
Motor vehicles ...............          4,309           4,487
Less: accumulated depreciation        (32,135)        (25,970)
                                      -------         -------

Net book value ...............         80,333          84,821
                                      =======         =======


                      (This Page Intentionally Left Blank)

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)



7.          PROPERTY, PLANT AND EQUIPMENT - continued

            Included in property, plant and equipment are assets acquired under capital leases with the following net book values:

                                                       March 31,
                                                  2002         2001
                                                  ----         ----
                                                   HK$         HK$
            At cost:
            Motor vehicles ...............          --         870
            Less: accumulated depreciation          --        (753)
                                                  ----        ----

                                                    --         117
                                                  ====        ====


            Amortization of capital lease assets, which is included in depreciation expenses in the accompanying consolidated statements of income, was HK$117 in 2002, HK$217 in 2001 and HK$218 in 2000.

8.          REAL ESTATE INVESTMENT

                                                                  March 31,
                                                            2002            2001
                                                            ----            ----
                                                             HK$             HK$
            At cost:
            Leasehold land and buildings- Hong Kong         62,038          62,752
             - Other regions of the PRC ...........         27,631          27,631
            Less: accumulated depreciation ........         (7,683)         (6,014)
                                                           -------         -------
                                                            81,986          84,369
                                                           =======         =======

            The real estate investment in other regions of the PRC represents the Company's interest in an industrial complex known as Man Sang Industrial City located in Gong Ming Zhen, Shenzhen. Part of the industrial complex is used by the Company and is included in property, plant and equipment. The remaining leasehold land and buildings are classified as real estate investment and are leased to unaffiliated third parties under cancelable operating lease agreements. The real estate investment in Hong Kong principally represents office premises leased to unaffiliated third parties under non cancelable operating lease agreements.

            Rental income relating to such operating leases is included in gross rental income in the consolidated statements of income and amounted to HK$7,526 in 2002, HK$5,526 in 2001 and HK$4,620 in 2000.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)


9.          SHORT-TERM BORROWINGS

                                                           March 31,

                                                       2002            2001
                                                       ----            ----
                                                       HK$             HK$
            Bank loans ......................         29,445          75,718
                                                     =======         =======


            Weighted average interest rate on
              borrowings at end of year .....           5.60%           5.97%
                                                     =======         =======


            At end of year:

            Bank credit facilities ..........         86,445         176,843
            Utilized ........................         29,445          75,718
                                                     -------         -------

            Bank credit facilities available          57,000         101,125
                                                     =======         =======


            Interest rates are generally based on the banks' prime lending rates and the credit lines are normally subject to periodic review. There are no significant covenants or other financial restrictions relating to the Company's short-term borrowings.

            At March 31, 2002, leasehold land and buildings with a net book value of HK$38,747, real estate investments with a net book value of HK$71,841 and cash of HK$16,169 were pledged as collateral for the above facilities and long-term debts described in note 11. Other than the cash pledged, there is no restriction on the use of the assets pledged for such facilities and bank loans.

10.         OTHER ACCRUED LIABILITIES

            Other accrued liabilities consist of the following:

                                             March 31,

                                        2002          2001
                                        ----          ----
                                         HK$          HK$
            Accrued expenses .         2,517         3,391
            Commission payable           552           517
            Deposits received          1,893         1,400
            Sundry payables ..         2,473         4,932
            Others ...........         1,239         1,066
                                       -----        ------
                                       8,674        11,306
                                       =====        ======


                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)


11.         LONG-TERM DEBTS

                                                                                                 March 31,
                                                                                             2002          2001
                                                                                             ----          ----
                                                                                              HK$          HK$
  Long-term debts consist of:

Bank loan bearing interest at Hong Kong Inter-Bank Offered Rate
  ("HIBOR") (2.27009% at March 31, 2002) plus 1.25%, repayable
  by monthly instalments of HK$156 through 2009 ..............                               12,969        24,844
Bank loan bearing interest at HIBOR plus 1.1%, repayable by
  quarterly instalments of HK$625 through 2007 ...............                               10,416        12,916
Bank loan bearing interest at HIBOR plus 1.5%, repayable by
  quarterly instalments of HK$300 through 2006 ...............                                4,200         5,400
Bank loan bearing interest at Hong Kong Best Lending Rate
  (5.125% at March 31, 2002) plus 0.25%, repayable by monthly
  instalments  of HK$53 and fully repaid in August 2001 ......                                   --         2,118
Bank loan bearing interest at Hong Kong Best Lending Rate plus
  0.25%, repayable by monthly instalments of HK$8 and fully
  repaid in August 2001 ......................................                                   --           332
Capital lease obligations bearing interest at 9.13% to 11.83%
  per annum and fully repaid in October 2001 .................                                   --           123
                                                                                             ------        ------

Total ........................................................                               27,585        45,733
Current portion of long-term debt ............................                                5,575        16,427
                                                                                             ------        ------

Long-term debts, less current portion ........................                               22,010        29,306
                                                                                             ======        ======

Maturities of long-term debts as of March 31, 2002 are as follows:

                                                                             HK$
Year ending March 31,
2003 ...................................................................    5,575
2004 ...................................................................    5,575
2005 ...................................................................    5,575
2006 ...................................................................    4,975
2007 ...................................................................    2,291
After 2007 .............................................................    3,594
                                                                          -------
                                                                           27,585
                                                                          =======


There are no significant covenants or other financial restrictions relating to the Company's long-term debts.

Details of assets pledged by the Company as collateral for the above bank loans are described in note 9.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)



12.         COMMITMENTS AND CONTINGENCIES

            The Company leases premises under various operating leases which do not contain any escalation clauses and all of the leases contain a renewal option. Rental expense under operating leases was HK$4,678 in 2002, HK$4,916 in 2001 and HK$2,315 in 2000.

            As at March 31, 2002, the Company and its subsidiaries were obligated under non-cancelable operating leases requiring minimum rentals as follows:

                                               Operating
                                                leases
                                                 HK$

            Year ending March 31,
              2003 .....................        2,802
              2004 .....................            6
                                                -----

            Total minimum lease payments        2,808
                                                =====


            At March 31, 2002, the Company had commitments of HK$188 relating to the acquisition of property, plant and equipment.

13.         CAPITAL STOCK

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

            The Series B preferred shares are convertible into common stock commencing on or after 45 days following the sale of such shares. Each of the Series B preferred shares is convertible into the number of shares of common stock determined by dividing US$1 by an amount equal to the lesser of (1) the market price of the common stock on the closing date of the sale of such shares or (2) 70% of the average closing bid price of the common stock for the five trading days preceding the conversion. The right of the holders of Series B preferred shares to convert such shares into common stock expired on December 31, 1997. The Series B preferred shares have a liquidation preference of US$1,000 per share and are subject, at the election of the Company, to redemption or conversion at such price after December 31, 1997. At March 31, 2002, no shares of Series B preferred stock were outstanding.

14.         STOCK OPTION PLANS

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

14.         STOCK OPTION PLANS - continued

            Option activity of the Holding Company Options is as follows:

                                     Number            Option price per share
                                   of Holding         with the weighted average
                                 Company Options     option price in parenthesis
                                 ---------------     ---------------------------

Outstanding at April 1, 1999          850,000             US$1.22 and US$1.5
                                                          (US$1.2529)

Cancelled                            (150,000)            US$1.22
Exercised                            (100,000)            US$1.22
                                     --------

Outstanding at March 31, 2000         600,000             US$1.22 and US$1.5
                                                          (US$1.2667)

Cancelled                            (100,000)            US$1.5
                                     --------

Outstanding at March 31, 2001         500,000             US$1.22
Cancelled                             (50,000)            US$1.22
                                     --------

Outstanding at March 31, 2002         450,000             US$1.22
                                     ========


Total number of options exercisable were 450,000 and 500,000 as of March 31, 2002 and 2001, respectively, at the weighted average exercise price of US$1.22.

Additional information on options outstanding at March 31, 2002 is as follows:




                                    Options outstanding and exercisable as of March 31, 2002
                                    --------------------------------------------------------
                                                              Weighted
                                            Number             average           Weighted
                                          outstanding         remaining           average
                                             and            contractual         exercise
Exercise price                            exercisable       life (years)           price
--------------                            -----------       ------------       ----------
    US$                                                                            US$
   1.22                                    450,000             5.55               1.22
                                           =======             =====              ====


At March 31, 2002 and 2001, 1,450,000 and 1,400,000 options, respectively, were available for future grant under the Plan.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)

14.         STOCK OPTION PLANS - continued

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

            Option activity of the MSIL options is as follows:


                                                       Number                   Option price per share
                                                       of MSIL                   with the weighted average
                                                       Options                 option price in parenthesis
                                                       -------                 ---------------------------
            Outstanding at April 1, 1999              41,250,000            HK$0.6208 and HK$0.4460 (HK$0.5841)
            Granted                                    9,800,000            HK$0.2560
            Cancelled                                 (4,800,000)           HK$0.6208 and HK$0.2560
                                                      ----------

            Outstanding at March 31, 2000             46,250,000            HK$0.6208 and HK$0.4460 and HK$0.2560
                                                                              (HK$0.5108)

            Granted                                   33,000,000            HK$0.2970
            Lapsed                                   (36,450,000)           HK$0.6208 and HK$0.446
            Exercised                                 (2,050,000)           HK$0.2560
            Adjusted                                   8,151,450            (Note)
            Cancelled                                 (1,200,000)           HK$0.2475
                                                      ----------

            Outstanding at March 31, 2001             47,701,450            HK$0.2133 and HK$0.2475 (HK$0.2408)
            Lapsed                                    (4,440,131)           HK$0.2133 and HK$0.2475
                                                      ----------

            Outstanding at March 31, 2002             43,261,319            HK$0.2133 and HK$0.2475 (HK$0.2408)
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

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)


14.         STOCK OPTION PLANS - continued

            Total number of options exercisable were 43,261,319 and 47,701,450 as of March 31, 2002 and 2001, respectively, at the weighted average price of HK$0.2408.

            Additional information on options outstanding at March 31, 2002 is as follows:


                                     Options outstanding and exercisable as of March 31, 2002
                                      --------------------------------------------------------
                                                            Weighted
                                          Number             average         Weighted
                                        outstanding         remaining         average
    Range of                               and            contractual       exercise
 exercise prices                        exercisable       life (years)         price
 ---------------                        -----------       ------------         -----
      HK$                                                                       HK$

     0.2133                             8,461,319              0.13            0.2133
     0.2475                            34,800,000              0.58            0.2475
                                       ----------        ----------        ----------

Total                                  43,261,319              0.49            0.2408
                                       ==========        ==========        ==========


            At March 31, 2002 and 2001, 29,670,774 and 13,230,643 options, respectively, were available for future grant under the Scheme.

            COMPENSATION EXPENSES

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



                                                              Holding Company                            MSIL Options
                                                             Options granted on                          granted on
                                                    --------------------------------     -------------------------------------------
                                                                                                          [October 16,
                                                                                                              1997
                                                                                                              and
                                                    [February 1,       September 16,     November 16,      December 3,     April 28,
                                                       1999                 1997            1999              1997           2000
                                                    ------------       -------------     ------------      -----------     ---------
            Risk-free interest rate per annum         4.75%                5.90%            5.50%              5.25%          6%
            Expected life                            3 years              2 years          2 years            2 years       2 years
            Expected volatility                        60%                  63%              23%                33%           62%
            Expected dividend yield                   Nil]                  Nil              5%                 5%]           5%

            The total compensation expenses of the Holding Company Options and the MSIL Options recognized in the consolidated statements of income for the years ended March 31, 2001 and 2000, net of minority interests' share of HK$1,499 and HK$264, was HK$3,121 and HK$863, respectively.

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

            In addition, the Company advanced HK$770 in 2002, HK$938 in 2001 and HK$897 in 2000 to certain directors on an interest-free basis without specific repayment terms. All amounts were repaid during each year.

            The Company also had purchases of HK$5,415 and HK$3,512 in 2001 and 2000, respectively, from GTI, in which the Company holds an equity interest of 18%.

16.         CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

            A substantial percentage of the Company's sales is made to a small number of customers and is typically on an open account basis. In no period did sales to any one customer account for 10% or more of total sales.

            Details of the amounts receivable from the five customers with the largest receivable balances at March 31, 2002 and 2001 are as follows:

                                                                   Percentages of
                                                                accounts receivable
                                                                       March 31,
                                                                  2002         2001
                                                                 -----         -----
Five largest receivable balances .........................       36.17%        45.86%

            The Company is not aware of any financial difficulties being experienced by its major customers. Bad debt provisions were HK$5,054 in 2002, HK$364 in 2001 and HK$278 in 2000. The deductions from the allowance for doubtful accounts which represented write-offs of bad debts were HK$214 in 2002 and HK$150 in 2001.

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

            The carrying amounts of cash, marketable securities, accounts receivable, accounts payable, short-term borrowings and long-term debt are reasonable estimates of their fair values. The interest rates on the Company's short-term borrowings and long-term debts approximate those which would have been available at March 31, 2002 for debts of the same remaining maturities.

            All the financial instruments are for trade purposes.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)


18.         SEGMENT INFORMATION


            The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for enterprise business segments and related disclosures about its products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

            Contributions of the major activities, profitability information and asset information are summarized below:


                                                           Year ended March 31,
                                                2002              2001             2000
                                                ----              ----             ----
                                                 HK$              HK$              HK$
Revenues from external customers:
  Pearls ..............................         282,715          311,109          279,289
  Real estate investment ..............           7,526            5,526            4,620
                                               --------         --------         --------

                                                290,241          316,635          283,909
                                               ========         ========         ========

Operating income (loss):
  Pearls ..............................          30,538          (60,643)          26,300
  Real estate investment ..............           1,397             (496)             712
                                               --------         --------         --------

                                                 31,935          (61,139)          27,012
                                               ========         ========         ========

Interest expenses:
  Pearls ..............................           1,873            2,898            2,217
  Real estate investment ..............           2,460            2,368              991
  Corporate assets ....................             553            1,724            2,221
                                               --------         --------         --------

                                                  4,886            6,990            5,429
                                               ========         ========         ========

Depreciation and amortization:
  Pearls ..............................           6,031            6,597            4,399
  Real estate investment ..............           1,827            1,033              749
  Corporate assets ....................           1,394            1,532            1,550
                                               --------         --------         --------

                                                  9,252            9,162            6,698
                                               ========         ========         ========

Capital expenditure for segment assets:

  Pearls ..............................           2,162            6,416            7,450
  Real estate investment ..............              --           37,439               --
  Corporate assets ....................              45            4,429               --
                                               --------         --------         --------

                                                  2,207           48,284            7,450
                                               ========         ========         ========

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)


18.         SEGMENT INFORMATION - continued


                                         Year ended March 31,
                                 2002            2001           2000
                                 ----            ----           ----
                                  HK$            HK$            HK$
Segment assets:
  Pearls ...............        331,249        355,592        441,017
  Real estate investment         81,986         84,369         33,027
  Corporate assets .....         75,834         72,420         74,637
                                -------        -------        -------

                                489,069        512,381        548,681
                                =======        =======        =======

Long-lived assets:
  Pearls ...............         22,243         32,556         31,431
  Real estate investment         81,986         84,369         33,027
  Corporate assets .....         61,420         59,381         72,311
                                -------        -------        -------

                                165,649        176,306        136,769
                                =======        =======        =======



All of the Company's sales of pearls are coordinated through the Hong Kong subsidiaries and an analysis by destination is as follows:


                                       Year ended March 31,
                                2002           2001           2000
                                ----           ----           ----
                                 HK$            HK$           HK$
Net sales:
  Hong Kong ...........         61,626         68,753         53,278

Export:
  Other Asian countries         77,977         89,948         59,862
  North America .......         73,655         78,300         72,089
  Europe ..............         58,374         63,080         82,818
  Others ..............         11,083         11,028         11,242
                               -------        -------        -------

                               282,715        311,109        279,289
                               =======        =======        =======


The Company operates in only one geographic area. The location of the Company's identifiable assets is as follows:

                                              March 31,
                                  2002          2001           2000
                                  ----          ----           ----
                                   HK$          HK$            HK$

Hong Kong ..............        371,558        383,268        394,797
Other regions of the PRC        117,511        129,113        153,884
                                -------        -------        -------
                                489,069        512,381        548,681
                                =======        =======        =======

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)

19.         QUARTERLY DATA (UNAUDITED)


                                                 1st            2nd             3rd            4th
                                               Quarter         Quarter        Quarter         Quarter
                                                ------         ------         ------          ------
                                                 HK$             HK$            HK$             HK$
2002

Net sales                                        73,294         72,645         57,127          79,649
Gross profit                                     21,244         23,070         18,939          33,186
Operating income                                  4,948          7,054          4,728          15,205
Net income                                        2,097          2,953          1,898           9,361

Basic earnings per common share                    0.48           0.67           0.43            2.12
Diluted earnings per common share                  0.48           0.67           0.43            2.09


2001

Net sales                                        81,461         95,581         66,102          67,965
Gross profit (loss)                              25,267         25,261         (6,003)        (28,092)
Operating income (loss)                           6,723          3,278        (26,115)        (45,025)
Net income (loss)                                 4,095            453        (16,208)        (22,533)

Basic earnings (loss) per common share .           0.93           0.10          (3.68)          (5.11)
Diluted earnings (loss) per common share           0.88           0.09          (3.68)          (5.11)

Note: Per share amounts do not add to the total for the above years and are independently calculated.


20.         SUBSEQUENT EVENTS

            Effective June 1, 2002, the Company entered into agreements with two business consultants. Under the terms of the agreements, the consultants will provide service for two years in return for either cash of HK$270 or 410,000 shares of common stock of the Company.

            On June 7, 2002, the Company issued in aggregate 410,000 shares of common stock, $0.001 par value per share to the consultants pursuant to the business consulting agreements.