Form 10-Q
period 2002-06-30
MAN SANG HOLDINGS INC
filed 2002-08-14
CIK 807630

                             MAN SANG HOLDINGS, INC.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

           AS OF JUNE 30, 2002 AND AUGUST 2, 2002, 4,815,960 SHARES OF COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

                             MAN SANG HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

 PART I - FINANCIAL INFORMATION

 ITEM 1.          Financial Statements
                  Condensed Consolidated Balance Sheets as at
                  June 30, 2002 and March 31, 2002                          F-1

                  Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended
                  June 30, 2002 and 2001                                    F-3

                  Condensed Consolidated Statements of Cash Flows for
                  the three months ended June 30, 2002 and 2001             F-4

                  Notes to Condensed Consolidated Financial Statements      F-5

ITEM 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             1

ITEM 3.           Quantitative and Qualitative Disclosures about            4
                  Market Risk

 PART II - OTHER INFORMATION


 SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (Amounts expressed in thousands except share data)

                                                                 JUNE 30, 2002       MARCH 31, 2002
                                                           -----------------------   --------------
                                                              US$           HK$           HK$
                                                                 (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                12,607        98,330        82,152
    Restricted cash                                           1,407        10,975        16,169
    Marketable securities                                     1,645        12,833        13,584
    Accounts receivable, net of allowance for doubtful
         accounts of HK$10,054 as of June 30, 2002 and
         HK$10,054 as of March 31, 2002                       6,907        53,876        60,814
     Inventories:
         Raw materials                                          241         1,881         1,773
         Work in progress                                     5,401        42,126        35,679
         Finished goods                                      10,827        84,448        81,059
                                                           --------      --------      --------
                                                             16,469       128,455       118,511

     Prepaid expenses                                           298         2,327         2,702
     Deposits and other receivables                           1,405        10,962        11,317
     Other current assets                                     2,355        18,370        15,983
                                                           --------      --------      --------
              Total current assets                           43,093       336,128       321,232

Property, plant and equipment                                14,501       113,105       112,468
     Accumulated depreciation                                (4,345)      (33,891)      (32,135)
                                                           --------      --------      --------
                                                             10,156        79,214        80,333

Real estate investment                                       11,496        89,669        89,669
     Accumulated depreciation                                (1,043)       (8,139)       (7,683)
                                                           --------      --------      --------
                                                             10,453        81,530        81,986
Long-term investments, net of impairment loss of
    HK$3,000 as of June 30, 2002 and HK$3,000 as
    of March 31, 2002                                           447         3,486         3,330

Goodwill                                                        151         1,179         1,179
     Accumulated amortization and impairment                   (151)       (1,179)       (1,179)
                                                           --------      --------      --------
                                                                 --            --            --
Deferred tax assets                                             126           983         2,188

                                                           --------      --------      --------
              Total  assets                                  64,275       501,341       489,069
                                                           ========      ========      ========

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
               (Amounts expressed in thousands except share data)

                                                                    JUNE 30, 2002       MARCH 31, 2002
                                                                ---------------------   --------------
                                                                  US$           HK$          HK$
                                                                     (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings                                        3,250        25,350        29,445
     Current portion of long-term debts:
         Secured bank loans                                         715         5,575         5,575

     Accounts payable                                             1,515        11,816         3,726
     Accrued payroll and employee benefits                          542         4,232         4,658
     Other accrued liabilities                                    1,048         8,175         8,674
     Income taxes payable                                           275         2,143           373
                                                                -------      --------      --------
              Total current liabilities                           7,345        57,291        52,451

Long-term debts:
         Secured bank loans                                       2,643        20,616        22,010

Minority interests                                               22,216       173,287       170,208

Stockholders' equity:
Series A preferred stock, par value US$0.001
      - authorized, issued and outstanding: 100,000 shares;
         (entitled in liquidation to US$2,500 (HK$19,500))           --             1             1
Series B convertible preferred stock, par value US$0.001
      - authorized:  100,000 shares; no shares outstanding
Common stock, par value US$0.001                                     --            --            --
      - authorized:  25,000,000 shares;
         issued and outstanding:  4,815,960 shares as of
         June 30, 2002 and 4,405,960 shares as of
         March 31, 2002                                               5            37            34
Additional paid-in capital                                        7,773        60,630        58,458
Retained earnings                                                24,556       191,536       187,570
Accumulated other comprehensive loss                               (263)       (2,057)       (1,663)
                                                                -------      --------      --------
              Total stockholders' equity                         32,071       250,147       244,400
                                                                -------      --------      --------
              Total liabilities and stockholders' equity         64,275       501,341       489,069
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
               (Amounts expressed in thousands except share data)

                                                                THREE MONTHS ENDED JUNE 30,
                                                        -------------------------------------------
                                                                    2002                   2001
                                                        ----------------------------   ------------
                                                            US$             HK$             HK$

Net sales                                                    9,843          76,776          73,294
Cost of sales                                               (6,725)        (52,457)        (52,050)
                                                        ----------      ----------      ----------
Gross profit                                                 3,118          24,319          21,244

Rental income, gross                                           235           1,832           1,876
                                                        ----------      ----------      ----------
                                                             3,353          26,151          23,120
Selling, general and administrative expenses:
   - Pearls                                                 (1,831)        (14,278)        (16,748)
   - Real estate investment                                   (214)         (1,669)         (1,424)
                                                        ----------      ----------      ----------
Operating income                                             1,308          10,204           4,948

Non-operating items:
   - Interest expenses                                         (74)           (584)         (1,793)
   - Interest income                                            29             228           1,207
   - Other income                                               98             765           1,101
                                                        ----------      ----------      ----------
Income before income taxes and minority interests            1,361          10,613           5,463

Income taxes                                                  (419)         (3,266)         (2,226)

                                                        ----------      ----------      ----------
Income before minority interests                               942           7,347           3,237

Minority interests                                            (433)         (3,381)         (1,140)

                                                        ----------      ----------      ----------
Net income                                                     509           3,966           2,097

Other comprehensive (loss) income, net of taxes and
     minority interests:
   - Foreign currency translation adjustments                    4              31             (97)
   - Unrealized holding (loss) gain on marketable
      securities                                               (54)           (425)            283
                                                        ----------      ----------      ----------
Other comprehensive (loss) income, net of taxes and
      minority interests                                       (50)           (394)            186
                                                        ----------      ----------      ----------

Comprehensive income                                           459           3,572           2,283
                                                        ==========      ==========      ==========



Basic earnings per common share                               0.11            0.88            0.48
                                                        ==========      ==========      ==========

Diluted earnings per common share                             0.11            0.88            0.48
                                                        ==========      ==========      ==========

Weighted average number of shares
   of common stock outstanding:
   - basic                                               4,514,092       4,514,092       4,405,960
                                                        ==========      ==========      ==========

   - diluted                                             4,514,092       4,514,092       4,405,960
                                                        ==========      ==========      ==========

      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       FOR THE THREE MONTHS ENDED JUNE 30
                        (Amounts expressed in thousands)

                                                                    THREE MONTHS ENDED JUNE 30,
                                                                ----------------------------------
                                                                        2002                2001
                                                                ---------------------     --------
                                                                   US$          HK$         HK$
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                          509        3,966        2,097
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
   Provision for doubtful debts                                      --           --        2,000
   Depreciation and amortization                                    302        2,358        2,370
   Loss on disposal of property, plant and equipment                 43          333            8
   Minority interests                                               433        3,381        1,140
   Changes in operating assets and liabilities:
      Accounts receivable                                           879        6,845       (9,549)
      Inventories                                                (1,275)      (9,936)     (11,062)
      Prepaid expenses                                               48          375          200
      Deposits and other receivables                                 46          358       (1,283)
      Other current assets                                          (39)        (302)         811
      Deferred tax assets                                           155        1,205           --
      Accounts payable                                            1,038        8,090        6,824
      Amount due to an affiliate                                     --           --           53
      Accrued payroll and employee benefits                         (55)        (426)          76
      Other accrued liabilities                                     (64)        (499)      (3,260)
      Income taxes payable                                          227        1,770        2,128
                                                                -------      -------      -------
Net cash provided by (used in) operating activities               2,247       17,518       (7,447)
                                                                -------      -------      -------

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of marketable securities                                --           --       (1,666)
    Purchase of property, plant and equipment                      (131)      (1,022)        (336)
    Decrease in restricted cash                                     666        5,194        1,388
    Proceeds from disposal of property, plant and equipment          --           --            5
    Purchase of long-term investments                               (20)        (156)          --
                                                                -------      -------      -------
Net cash provided by investing activities                           515        4,016         (609)
                                                                -------      -------      -------

CASH FLOW FROM FINANCING ACTIVITIES:
    Increase in short-term borrowings                               121          942           --
    Repayment of short-term borrowings                             (629)      (4,905)      (1,716)
    Repayment of long-term debts                                   (179)      (1,394)      (1,628)
                                                                -------      -------      -------
Net cash used in financing activities                              (687)      (5,357)      (3,344)
                                                                -------      -------      -------

Net increase (decrease) in cash and cash equivalents              2,075       16,177      (11,400)
Cash and cash equivalents at beginning of period                 10,532       82,152       65,294
Exchange adjustments                                                 --            1         (108)
                                                                -------      -------      -------
Cash and cash equivalents at end of period                       12,607       98,330       53,786
                                                                =======      =======      =======


SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest and financing charges                                  73          573        1,827
                                                                -------      -------      -------
     Net income taxes paid                                           37          291           97
                                                                -------      -------      -------

      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (UNAUDITED)

1.  INTERIM FINANCIAL PRESENTATION

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The March 31, 2002 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the annual report of Man Sang Holdings, Inc. (the "Company") on Form 10-K for the fiscal year ended March 31, 2002. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented.

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

The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. Unless otherwise indicated as Hong Kong dollars or HK$, all financial information contained herein is presented in United States dollars. The translations of Hong Kong dollar amounts into United States dollars are for convenience only and have been made at the rate of HK$7.8 to US$1, the approximate free rate of exchange at June 30, 2002. Such translations should not be construed as representations that Hong Kong dollar amounts could be converted into United States dollars at that rate or any other rate.

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

The FASB also recently issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on assets impairment supersede SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and portions of APB Opinion 30 "Reporting the Results of Operations". The statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. The statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement dates as presently required. The Company has adopted SFAS No. 144 on April 1, 2002. There was no significant impact on the Company's financial position and results of operations.

4.  EARNINGS PER SHARE ("EPS")

EPS is calculated in accordance with SFAS No. 128. Per share data is calculated using the weighted average number of shares of common stock outstanding during the period.

                                                                For the Three Months Ended June 30, 2001
                                                           -------------------------------------------------
                                                           Earnings            No. of shares            EPS
                                                              US$                                       US$
Basic EPS
Net income available to common stockholders
                                                           268,904               4,405,960              0.06

Diluted EPS
Net income available to common stockholders, including
conversion                                                 268,904               4,405,960              0.06


Man Sang International Limited ("MSIL"), a subsidiary of the Company whose shares are listed on The Stock Exchange of Hong Kong Limited, adopted a share option scheme (the "Old Share Option Scheme") on September 8, 1997. The Old Share Option Scheme is administered by Board of Directors of MSIL, whose decisions are final and binding on all parties. On August 2, 2002, at the 2002 Annual General Meeting of MSIL, MSIL's shareholders approved a share option scheme (the "New Share Option Scheme") to replace the Old Share Option Scheme. No option has been granted under the New Share Option Scheme and all the options granted under the Old Share Option Scheme shall continue to be valid and exercisable in accordance therewith.

For the three months ended June 30, 2001, the effect on consolidated EPS of both options and warrants issued by MSIL and options issued by the Company was not included in the computation of diluted EPS because it would have resulted in anti-dilutive effect.

                                                                 For the Three Months Ended June 30, 2002
                                                            -------------------------------------------------
                                                            Earnings            No. of shares            EPS
                                                               US$                                       US$
Basic EPS
Net income available to common stockholders
                                                            508,514               4,514,092              0.11

Diluted EPS
Net income available to common stockholders, including
conversion                                                  508,514               4,514,092              0.11

On June 7, 2002, the Company issued in aggregate 410,000 shares of Common Stock, par value $0.001 per share, to 2 business consultants pursuant to 2 separate business consulting agreements dated June 1, 2002. For the three months ended June 30, 2002, the effect on consolidated EPS of options issued by MSIL and options issued by the Company was not included in the computation of diluted EPS because it would have resulted in anti-dilutive effect.

5.  DISCLOSURE OF GEOGRAPHIC INFORMATION

All of the Company's sales of pearls are co-ordinated through its Hong Kong subsidiaries and an analysis by destination is as follows:

                                                              Three Months ended
                                                                   June 30
                                                                2002      2001
                                                               US$'000   US$'000
Net Sales:
Hong Kong *                                                     1,944     2,248

Export:
North America                                                   2,875     2,371
Europe                                                          1,332     2,222
Thailand                                                        1,003       244
Other Asian countries                                           2,394     1,762
Others                                                            295       550
                                                                -----     -----
                                                                9,843     9,397
                                                                =====     =====

* A majority of sales (by dollar amount) in Hong Kong are for re-export to North America and Europe.

The Company operates in only one geographic area. The locations of the Company's identifiable assets are as follows:

                                                               June 30, 2002  March 31, 2002
                                                                  US$'000         US$'000
Hong Kong                                                         49,275          47,636
Other regions of The People's Republic of China (the "PRC")
                                                                  15,000          15,065
                                                                  ------          ------
                                                                  64,275          62,701
                                                                  ======          ======

6.  DISCLOSURE OF MAJOR CUSTOMERS

A substantial percentage of the Company's sales was made to a small number of customers and was typically on an open account basis. During the three months ended June 30, 2002, there was no customer who accounted for 10% or more of total sales.

7.  SEGMENT INFORMATION

Reportable segment profit or loss, and segment assets are disclosed as follows:

              Reportable Segment Profit or Loss, and Segment Assets

                                                         For the three months ended,
                                                                 June 30
                                                           2002            2001
                                                          US$'000         US$'000
Revenues from external customers:
    Pearls                                                  9,843          9,397
    Real estate investment                                    235            240
                                                           ------         ------
                                                           10,078          9,637
                                                           ======         ======

Operating income:
    Pearls                                                  1,287            577
    Real estate investment                                     21             57
                                                           ------         ------
                                                            1,308            634
                                                           ======         ======

Interest expenses:
    Pearls                                                     44             77
    Real estate investment                                     20            128
    Corporate assets                                           10             25
                                                           ------         ------
                                                               74            230
                                                           ======         ======

Depreciation and amortization:
    Pearls                                                    199            201
    Real estate investment                                     59             59
    Corporate assets                                           44             44
                                                           ------         ------
                                                              302            304
                                                           ======         ======

Capital expenditure for segment assets:
    Pearls                                                    130             41
    Real estate investment                                     --             --
    Corporate assets                                            1              2
                                                           ------         ------
                                                              131             43
                                                           ======         ======

                                                           As of          As of
                                                          June 30,      March 31,
                                                            2002          2002
                                                          US$'000        US$'000
Segment assets:
    Pearls                                                 43,951         42,894
    Real estate investment                                 10,453         10,511
    Corporate assets                                        9,871          9,296
                                                           ------         ------
                                                           64,275         62,701
                                                           ======         ======

8.  COMMON STOCK

Effective June 1, 2002, the Company entered into two agreements with two business consultants. Under the terms of such agreements, the consultants will provide service for two years in consideration of either US$370,000 in cash or 410,000 shares of the Common Stock of the Company.

On June 7, 2002, the Company issued in aggregate 410,000 shares of Common Stock, US$0.001 par value per share, to the consultants pursuant to the business consulting agreements. The amount of the relevant compensation expenses of approximately US$279,000, being the fair value of the shares issued, is to be recognized over the consultants' service period. During the three months ended June 30, 2002, approximately US$12,000 was charged to the income statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements that are, by their nature, subject to risks and uncertainties. These forward-looking statements include, without limitation, statements relating to:
(a) future supplies, demands, and purchase and sale prices of pearl and pearl jewelry in the international pearl and jewelry markets, and real estate in Hong Kong and the PRC; (b) sales and profitability of the Company's products and its future product mix; (c) the amount and nature of, and potential for, future developments and competitions; (d) expansion, consolidation and other trends in the pearl and jewelry industry; (e) the Company's business strategy; (f) the Company's estimated financial information regarding its business; (g) tax exemptions and tax rates; and (h) exchange rates. These forward-looking statements are based on assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors the Company believes to be appropriate in particular circumstances. However, whether actual results and developments will meet the Company's expectations and predictions depends on a number of known and unknown risks and uncertainties and other factors, any or all of which could cause actual results, performance or achievements to differ materially from the Company's expectations, whether expressed or implied by such forward-looking statements (which may relate to, among other things, the Company's sales, costs and expenses, income, inventory performance, and receivables). Primarily engaged in the processing and trading of pearls and pearl jewelry products, and in real estate investment, the Company's ability to achieve its objectives and expectations are derived at least in part from assumptions regarding economic conditions, consumer tastes, and developments in its competitive environment. The following assumptions, among others, could materially affect the likelihood that the Company will achieve its objectives and expectations communicated through these forward-looking statements: (i) that low or negative growth in the economies or the financial markets of our customers, particularly in the United States and in Europe, will not occur and reduce discretionary spending on good that might be perceived as "luxuries";
(ii) that the Hong Kong dollar will remain pegged to the US dollar at US$1 to HK$7.8; (iii) that customer's choice of pearls vis-a-vis other precious stones and metals will not change adversely; (iv) that the Company will continue to obtain a stable supply of pearls in the quantities, of the quality and on terms required by the Company; (v) that there will not be a substantial adverse change in the exchange relationship between RMB and the Hong Kong or US dollar; (vi) that there will not be substantial increase in tax burden of subsidiaries of the Company operating in the PRC; (vii) that there will not be substantial change in climate and environmental conditions at the source regions of pearls that could have material effect on the supply and pricing of pearls; and (viii) that there will not be substantial adverse change in the real estate market conditions in the PRC and in Hong Kong. The following discussion of results of operation, and liquidity and capital resources should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Form 10-Q and with the Company's annual report on Form 10-K for the year ended March 31, 2002.

RESULTS OF OPERATIONS

Sales and Gross Profit

Net sales for the three months ended June 30, 2002 increased by $0.4 million to $9.8 million, representing a 4.7% increase when compared to net sales of $9.4 million during the same period in 2001. The overall increase in sales was mainly attributable to increased marketing efforts to customers and improvement in market sentiment in the first quarter. The major areas of growth was Asia (including the PRC and Thailand) and North America. There was, however, a drop in sales to Europe mainly because European buyers have remained cautious.

Gross profit for the three months ended June 30, 2002 improved by $0.4 million, or 14.5%, from $2.7 million for the same period in 2001 to $3.1 million. As a percentage of net sales, gross profit improved from 29.0% for the three months ended 30 June 2001 to 31.7% for the same period in 2002. The overall improvement in gross profit margin was mainly attributable to improvement in gross profit margin of Freshwater pearls as the Company has increased Freshwater pearls of higher grades in its product mix.

Rental Income

Gross rental income for the three months ended June 30, 2002 was approximately $235K*, representing a decrease of approximately $5K, or 2.1%, as compared to the same period in 2001. The decrease in gross rental income was mainly attributable to the decrease in rental rate in respect of the property at 19th Floor of Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong.

Selling, General and Administrative Expenses ("SG & A expenses")

SG&A expenses were $2.0 million, consisting of $1.8 million attributable to pearl operations and $0.2 million attributable to real estate operations, for the three months ended June 30, 2002, a decrease of approximately $0.3 million, or 12.2%, from $2.3 million, consisting of $2.1 million attributable to pearl operations and $0.2 million attributable to real estate operations, for the same period in 2001. The decrease in SG&A expenses was mainly due to a decrease in marketing and other operating expenses under the Company's cost savings program.

As a percentage of net sales, SG&A expenses from pearl operations decreased from 22.9% for the three months ended June 30, 2001 to 18.6% for the same period in 2002.

Interest Expenses

Interest expenses decreased by $156K, or 67.8%, to $74K from $230K for the comparable period in the prior year as a result of reductions in interest rate and the use of bank deposits by the Company to repay part of the bank borrowings. The Company borrows most of the cash it


--------
* As used in this 10-Q, the letter "K" appearing immediately after a dollar amount denotes rounding to the nearest $1,000; as an example, $250,499 may be rounded to "$250K".

needs in the PRC through short-term loans from the PRC banks in order to minimize exposure to any Renminbi ("RMB") fluctuations. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk".

Interest Income

Interest income decreased by $126K, or 81.3%, to $29K from the comparable period of $155K in the prior year. The decrease in interest income was due principally to lower interest rates for the three months ended June 30, 2002 as compared to interest rates for the same period in 2001 and the use of bank deposits to reduce bank borrowings. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk".

Income Taxes

Income taxes and provision therefor for the three months ended June 30, 2002 increased by $134K to $419K as compared to $285K for the same period in 2001. The increase was in line with the increase in income before income taxes and minority interests.

Net Income

Net income for the three months ended June 30, 2002 showed an improvement of $240K over the net income of $269K for the same period in 2001 to a net income of $509K. The improvement was mainly attributable to improvement in sales and gross profit margin and decrease in SG&A expenses.

Excluding income taxes and minority interests, the operating income for the three months ended June 30, 2002 was $1.4 million, and the operating income for the comparable period in the last fiscal year was $0.7 million.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity needs are to fund accounts receivable and inventories. At June 30, 2002, the Company had working capital of $35.7 million, which included a cash balance of $14.0 million (including restricted cash), compared to working capital of $34.5 million, which included a cash balance of $12.6 million (including restricted cash) at March 31, 2002. The current ratio was 5.9 to 1 as of June 30, 2002 as compared with that of 6.2 to 1 as of March 31, 2002. Net cash provided by operating activities was approximately $2.3 million for the three months ended June 30, 2002, while net cash used in operating activities was $1.0 million for the same period in 2001. The increase in cash and cash equivalents by $2.1 million from March 31, 2002 to June 30, 2002 was the net effect of net cash provided by operating activities of $2.3 million, net cash provided by investing activities of $0.5 million and net cash used in financing activities of $0.7 million.

Inventories increased by $1.3 million from $15.2 million at March 31, 2002 to $16.5 million at June 30, 2002. The inventory turnover period decreased from 7.4 months as at March 31, 2002 to 7.1 months as at June 30, 2002.

Accounts receivable decreased by $0.9 million to $6.9 million at June 30, 2002, as compared to $7.8 million at March 31, 2002. The debtors turnover period decreased from 80 days as at March 31, 2002 to 68 days as at June 30, 2002. The decrease in accounts receivable was mainly attributable to continuing efforts by the Company to control its credit.

Long-term debts (including current portion of long-term debts) were $3.4 million at June 30, 2002, a decrease of $0.1 million compared to that of $3.5 million at March 31, 2002. The decrease was attributable to repayment of installment loans during the three months ended June 30, 2002. The gearing ratio was 0.90 at June 30, 2002, compared to 0.93 at March 31, 2002.

The Company had available working capital facilities of $7.3 million in total with various banks at June 30, 2002. Such banking facilities include letter of credit arrangements, import loans, overdraft and other facilities commonly used in the jewelry business. All such banking facilities bear interest at floating rates generally based on inter bank rates in Hong Kong and in the PRC, and are subject to periodic review. At June 30, 2002, the Company did not utilize such credit facilities.

The Company believes that funds to be generated from internal operations and the existing banking facilities will enable the Company to meet anticipated future cash flow requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended June 30, 2002, the Company made approximately 38.0% of its purchases in RMB, with the remaining amounts mainly settled in Hong Kong dollars, US dollars and Japanese Yen (15.1% of total purchase). The RMB is not a fully convertible currency and the PRC government determines its exchange rate against other currencies. There are conflicting speculations in the market for either a devaluation of the RMB as an attempt of the PRC government to make the PRC exports more competitive, or a revaluation of the RMB following the PRC's entry to the World Trade Organization. As the PRC has not declared any intention to either devalue or revalue its currency, the management believes that the imminent risk of a substantial fluctuation of the RMB exchange rate remains low. However, to further minimize any exposure to any RMB fluctuations, the Company borrows most of the cash it needs in the PRC through short-term loans from banks in the PRC. At June 30, 2002, the Company had short-term RMB bank borrowings of about $3.2 million, the weighted average interest rate was 5.4% per annum. The Company is closely monitoring the movements of Japanese Yen against US dollars and may take measures to hedge its currency exposure if deemed necessary. See also "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

The Company's policy is to denominate all its sales in either US dollars or Hong Kong dollars. Since the Hong Kong dollar remained pegged to the US dollar throughout the period, the Company's sales proceeds have thus far had minimal exposure to foreign exchange fluctuations.

Therefore, since most of the Company's purchases are made in currencies that the Company believes have low risk of revaluation or appreciation and sales are made in US dollars, the currency risk in the foreseeable future should not be material, and the Company's management determined that no derivative contracts such as forward contracts and options to hedge against foreign exchange fluctuations were necessary during the three months ended June 30, 2002.

In addition, the Company's interest expense is sensitive to fluctuations in the general level of Hong Kong interest rates determined on the basis of Hong Kong Inter-bank Offer Rate ("HIBOR"). As the Hong Kong dollar is pegged to the US dollar, which in turn correlates Hong Kong interest rates to US interest rates, any movement in US interest rates is expected to have a bearing on Hong Kong interest rates. Since the US economy has slowed down and US interest rates has been falling since June 30, 2000, three-month HIBOR has decreased by 4.7% from 6.5% as at June 30, 2000 to 1.8% as at June 30, 2002. At June 30, 2002, the
Company had Hong Kong dollar bank borrowings of about $3.4 million, the weighted average interest rate of which was 3.1% per annum. Therefore, the Company does not foresee material risks of an increase in Hong Kong interest rates in the foreseeable future. See "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations".

As a result, the Company believes that the risk associated with fluctuations in interest rate is not material, and no derivative contracts are necessary.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

On November 1, 2001, Man Sang Jewellery Company Limited ("MSJ"), a subsidiary of the Company, filed an action in the High Court of Hong Kong against a customer, World Wide Imports, Inc. to claim approximately $119,182 (for which the Company has made full provision) plus interests and costs. Up to August 2, 2002, MSJ has recovered $44,120 and the Company estimates that non-recoverable costs in addition to the amount claimed, if any, will be immaterial.

ITEM 2. CHANGES IN SECURITIES

On June 7, 2002, the Company issued in aggregate 410,000 shares of Common Stock, par value $0.001 per share, to 2 business consultants pursuant to 2 separate business consulting agreements dated June 1, 2002.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(A)        Exhibits

           99.1 Share Option Scheme of Man Sang International Limited, adopted on August 2, 2002.

           99.2 Certification of Chief Executive Officer and Chief Financial Officer

(B)        Reports on Form 8-K

           None

                                    SIGNATURE

           In accordance with the requirements of the Securities Exchange Act of 1934, as amended, Man Sang Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      MAN SANG HOLDINGS, INC.

Date:  August 14, 2002


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


Exhibit No.                    Description

99.1 Share Option Scheme of Man Sang International Limited, adopted on August 2, 2002.

99.2     Certification of Chief Executive Officer and Chief Financial Officer.