Form 10-Q
period 2002-09-30
MAN SANG HOLDINGS INC
filed 2002-11-14
CIK 807630

                             MAN SANG HOLDINGS, INC.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

      CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X]
NO [ ]

      AS OF SEPTEMBER 30, 2002 AND NOVEMBER 14, 2002, 4,815,960 SHARES OF COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

                             MAN SANG HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1.           Financial Statements
                  Condensed Consolidated Balance Sheets as at
                  September 30, 2002 and March 31, 2002                      F-1

                  Condensed Consolidated Statements of Operations and
                  Comprehensive Income for the three and six months ended
                  September 30, 2002 and 2001                                F-3

                  Condensed Consolidated Statements of Cash Flows for
                  the six months ended September 30, 2002 and 2001           F-4

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

SIGNATURES

                            PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Amounts expressed in thousands except share data)

                                                                            SEPTEMBER 30, 2002           MARCH 31, 2002
                                                                  ----------------------------------    -----------------
                                                                         US$                  HK$              HK$
                                                                               (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                           9,760                76,131           82,152
    Restricted cash                                                         -                     -           16,169
    Marketable securities                                               1,323                10,316           13,584
    Accounts receivable, net of allowance for doubtful                  9,057                70,641           60,814
         accounts of HK$11,073 as of September 30, 2002 and
         HK$10,054 as of March 31, 2002
    Inventories :
         Raw materials                                                    261                 2,036            1,773
         Work in progress                                               4,618                36,017           35,679
         Finished goods                                                13,838               107,940           81,059
                                                                  -----------           -----------     ------------
                                                                       18,717               145,993          118,511

    Prepaid expenses                                                      339                 2,642            2,702
    Deposits and other receivables                                      2,088                16,287           11,317
    Other current assets                                                1,676                13,078           15,983
                                                                  -----------           -----------     ------------
              Total current assets                                     42,960               335,088          321,232

Property, plant and equipment                                          12,129                94,604          112,468
    Accumulated depreciation                                           (4,285)              (33,419)         (32,135)
                                                                  -----------           -----------     ------------
                                                                        7,844                61,185           80,333

Real estate investment                                                 13,888               108,327           89,669
    Accumulated depreciation                                           (1,382)              (10,780)          (7,683)
                                                                  -----------           -----------     ------------
                                                                       12,506                97,547           81,986

Interest in an associate                                                   36                   280                -

Long-term investments, net of impairment loss of
  HK$3,000 as of September 30, 2002 and HK$3,000 as
  of March 31, 2002                                                       447                 3,486            3,330

Deferred tax assets                                                       139                 1,081            2,188

                                                                  -----------           -----------     ------------
              Total assets                                             63,932               498,667          489,069
                                                                  ===========           ===========     ============

                        MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED (Amounts expressed in thousands except share data)

                                                                            SEPTEMBER 30, 2002           MARCH 31, 2002
                                                                  ---------------------------------    ------------------
                                                                         US$                  HK$              HK$
                                                                               (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings                                              2,000                15,600           29,445
     Current portion of long-term debts :
         Secured bank loans                                               715                 5,575            5,575

     Accounts payable                                                     934                 7,286            3,726
     Accrued payroll and employee benefits                                616                 4,802            4,658
     Other accrued liabilities                                          1,170                 9,128            8,674
     Income taxes payable                                                 570                 4,449              373
                                                                  -----------           -----------    -------------
              Total current liabilities                                 6,005                46,840           52,451

Long-term debts :
         Secured bank loans                                             2,465                19,222           22,010

Minority interests                                                     22,751               177,459          170,208

Stockholders' equity:
Series A preferred stock, par value US$0.001                                -                     1                1
      - authorized, issued and outstanding: 100,000 shares;
         (entitled in liquidation to US$2,500 (HK$19,500))
Series B convertible preferred stock, par value US$0.001                    -                     -                -
      - authorized:  100,000 shares; no shares outstanding
Common stock, par value US$0.001                                            5                    37               34
      - authorized:  25,000,000 shares;
         issued and outstanding:  4,815,960 shares as of
         September 30, 2002 and 4,405,960 shares as of
         March 31, 2002
Additional paid-in capital                                              7,773                60,630           58,458
Retained earnings                                                      25,356               197,777          187,570
Accumulated other comprehensive loss                                     (423)               (3,299)          (1,663)
                                                                  -----------           -----------    -------------
              Total stockholders' equity                               32,711               255,146          244,400
                                                                  -----------           -----------    -------------
              Total liabilities and stockholders' equity               63,932               498,667          489,069
                                                                  ===========           ===========    =============

     See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                  (UNAUDITED)
                 FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30
               (Amounts expressed in thousands except share data)

                                                        THREE MONTHS ENDED SEPTEMBER 30,        SIX MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------        ------------------------------
                                                                2002               2001                  2002              2001
                                                      -----------------------   ----------   -------------------------  ----------
                                                           US$          HK$           HK$          US$           HK$         HK$
Net sales                                                 10,442       81,445       72,645       20,285        158,221     145,939
Cost of goods sold                                        (6,848)     (53,414)     (49,575)     (13,573)      (105,871)   (101,625)
                                                      ----------   ----------   ----------   ----------     ----------  ----------
Gross profit                                               3,594       28,031       23,070        6,712         52,350      44,314

Rental income, gross                                         239        1,868        1,935          474          3,700       3,811
                                                      ----------   ----------   ----------   ----------     ----------  ----------
                                                           3,833       29,899       25,005        7,186         56,050      48,125
Selling, general and administrative expenses
 -  Pearls                                                (1,964)     (15,325)     (16,519)      (3,795)       (29,603)    (33,267)
 -  Real estate investment                                  (190)      (1,478)      (1,432)        (404)        (3,147)     (2,856)
                                                      ----------   ----------   ----------   ----------     ----------  ----------
Operating income                                           1,679       13,096        7,054        2,987         23,300      12,002

Share of result of an associate                              (10)         (80)           -          (10)           (80)          -
Non-operating items
 -  Interest expenses                                        (59)        (452)      (1,610)        (133)        (1,036)     (3,403)
 -  Interest income                                           25          195          740           54            423       1,947
 -  Other income                                             111          865          121          209          1,630       1,222
                                                      ----------   ----------   ----------   ----------     ----------  ----------
Income before income taxes and minority interests          1,746       13,624        6,305        3,107         24,237      11,768

Income taxes                                                (289)      (2,261)      (1,437)        (708)        (5,527)     (3,663)
                                                      ----------   ----------   ----------   ----------     ----------  ----------
Income before minority interests                           1,457       11,363        4,868        2,399         18,710       8,105

Minority interests                                          (657)      (5,122)      (1,915)      (1,090)        (8,503)     (3,055)

                                                      ----------   ----------   ----------   ----------     ----------  ----------
Net income                                                   800        6,241        2,953        1,309         10,207       5,050

Other comprehensive loss, net of taxes and
 minority interests
 -  Foreign currency translation adjustments                  24          185          488           28            216         391
 -  Unrealized holding loss on marketable securities        (183)      (1,426)      (2,672)        (237)        (1,851)     (2,389)
                                                      ----------   ----------   ----------   ----------     ----------  ----------
Other comprehensive loss, net of taxes and                  (159)      (1,241)      (2,184)        (209)        (1,635)     (1,998)
                                                      ----------   ----------   ----------   ----------     ----------  ----------
 minority interests

Comprehensive income                                         641        5,000          769        1,100          8,572       3,052
                                                      ==========   ==========   ==========   ==========     ==========  ==========

Basic earnings per common share                             0.17         1.30         0.67         0.28           2.19        1.15
                                                      ==========   ==========   ==========   ==========     ==========  ==========

Diluted earnings per common share                           0.17         1.30         0.67         0.28           2.19        1.15
                                                      ==========   ==========   ==========   ==========     ==========  ==========

Weighted average number of shares
 of common stock
 - for basic earnings per share                        4,815,960    4,815,960    4,405,960    4,665,851      4,665,851   4,405,960
                                                      ==========   ==========   ==========   ==========     ==========  ==========

 - for diluted earnings per share                      4,815,960    4,815,960    4,405,960    4,665,851      4,665,851   4,405,960
                                                      ==========   ==========   ==========   ==========     ==========  ==========

     See accompanying notes to condensed consolidated financial statements

                        MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         FOR THE SIX MONTHS ENDED SEPTEMBER 30
                           (Amounts expressed in thousands)

                                                                            SIX MONTHS ENDED SEPTEMBER 30,
                                                                            ------------------------------
                                                                                 2002                         2001
                                                                  -------------------------------------  --------------
                                                                         US$                  HK$              HK$
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                              1,309                10,207            5,050
Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
   Write-down of inventories                                              723                 5,639                -
   Provision for doubtful debts                                           130                 1,019            3,486
   Depreciation and amortization                                          629                 4,902            4,754
   Provision for impairment of goodwill                                     -                     -              591
   Share of result of an associate                                         10                    80                -
   Loss on disposal of property, plant and equipment                       40                   310                9
   Minority interests                                                   1,090                 8,503            3,055
   Changes in operating assets and liabilities:
      Accounts receivable                                              (1,401)              (10,927)         (10,655)
      Inventories                                                      (4,245)              (33,113)           9,150
      Prepaid expenses                                                      8                    60              363
      Deposits and other receivables                                     (405)               (3,157)             850
      Other current assets                                                373                 2,908             (421)
      Deferred tax assets                                                 142                 1,107                -
      Accounts payable                                                    449                 3,500            3,844
      Amount due to an affiliate                                            -                     -             (184)
      Accrued payroll and employee benefits                                18                   144              280
      Other accrued liabilities                                            58                   453           (2,028)
      Income taxes payable                                                522                 4,076            3,506
                                                                  -----------           -----------      -----------
Net cash (used in) provided by operating activities                      (550)               (4,289)          21,650
                                                                  -----------           -----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of marketable securities                                       -                     -           (2,524)
    Purchase of property, plant and equipment                            (187)               (1,457)            (671)
    Decrease in restricted cash                                         2,073                16,169           26,748
    Loan to an associate                                                  (38)                 (300)               -
    Proceeds from disposal of property, plant and equipment                25                   196                5
    Purchase of a long-term investment                                    (20)                 (156)               -
                                                                  -----------           -----------      -----------
Net cash provided by investing activities                               1,853                14,452           23,558
                                                                  -----------           -----------      -----------

CASH FLOW FROM FINANCING ACTIVITIES:
    Increase in short-term borrowings                                     120                   942            2,106
    Repayment of short-term borrowings                                 (1,838)              (14,339)         (23,556)
    Repayment of long-term debts                                         (357)               (2,788)         (15,343)
                                                                  -----------           -----------      -----------
Net cash used in financing activities                                  (2,075)              (16,185)         (36,793)
                                                                  -----------           -----------      -----------

Net (decrease) increase in cash and cash equivalents                     (772)               (6,022)           8,415
Cash and cash equivalents at beginning of period                       10,532                82,152           65,294
Exchange adjustments                                                        -                     1              348
                                                                  -----------           -----------      -----------
Cash and cash equivalents at end of period                              9,760                76,131           74,057
                                                                  ===========           ===========      ===========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest and financing charges                                       134                 1,046            3,421
                                                                  -----------           -----------      -----------
     Net income taxes paid                                                 44                   344              158
                                                                  -----------           -----------      -----------

     See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

1.  INTERIM FINANCIAL PRESENTATION

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The March 31, 2002 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the annual report of Man Sang Holdings, Inc. (the "Company") on Form 10-K for the fiscal year ended March 31, 2002. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results of the entire year.

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

The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. Unless otherwise indicated as Hong Kong dollars or HK$, all financial information contained herein is presented in United States dollars. The translations of Hong Kong dollar amounts into United States dollars are for convenience only and have been made at the rate of HK$7.8 to US$1, the approximate free rate of exchange at September 30, 2002. Such translations should not be construed as representations that Hong Kong dollar amounts could be converted into United States dollars at that rate or any other rate.

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

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will be required to adopt this standard on April 1, 2003. Management is assessing, but has not yet determined, the impact that SFAS No. 143 will have on its financial position and results of operations.

The FASB also issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on assets impairment supersede SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and portions of APB Opinion 30 "Reporting the Results of Operations". The statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. The statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement dates as presently required. The Company has adopted SFAS No. 144 on April 1, 2002. There was no significant impact on the Company's financial position and results of operations.

In April 2002, the FASB also issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", to update, clarify, and simplify certain existing accounting pronouncements. Specifically, SFAS No. 145: (i) Rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", an amendment of APB Opinion 30, and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", which amended SFAS No. 4, as these two standards required that all gains and losses from the extinguishment of debt be aggregate and, if material, classified as an extraordinary item. Consequently, such gains and losses will now be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extra-ordinary, Unusual and Infrequently Occurring Events and Transactions;
(ii) Rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers", an amendment of Chapter 5 of Accounting Research Bulletins No. 43 and an interpretation of APB Opinions 17 and 30, because the discrete event to which the Statement relates is no longer relevant; (iii) Amends SFAS No. 13, "Accounting for leases", to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as such transactions; (iv) Makes certain technical corrections, which the FASB deemed to be non-substantive, to a number of existing accounting pronouncements. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 and No. 64 are effective for fiscal years beginning after May 15, 2002. The provisions related to the amendment of SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. For those provisions that become effective during the six-month period ended September 30, 2002, there was no significant impact on the Company's financial position and results of operations; for the remaining provisions under SFAS No. 145, management is assessing, but has not yet determined, the impact such provisions will have, if any, on its financial position and results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and the Company does not anticipate that the statement will have a material impact on the Company's financial statements and results of operations.

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

                                                              For the Quarter Ended September 30, 2001
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

                                                            For the Six Months Ended September 30, 2001
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

                                                              For the Quarter Ended September 30, 2002
                                                              ----------------------------------------
                                                              Earnings        No. of shares       EPS
                                                                US$                               US$
Basic EPS
Net income available to common stockholders                     800,095         4,815,960         0.17

Diluted EPS
Net income available to common stockholders,
 including conversion                                           800,095         4,815,960         0.17

                                                            For the Six Months Ended September 30, 2002
                                                            -------------------------------------------
                                                              Earnings        No. of shares        EPS
                                                                US$                                US$
Basic EPS
Net income available to common stockholders                   1,308,609         4,665,851          0.28

Diluted EPS
Net income available to common stockholders,
 including conversion                                         1,308,609         4,665,851          0.28

On June 7, 2002, the Company issued in aggregate 410,000 shares of Common Stock, par value $0.001 per share, to 2 business consultants pursuant to 2 separate business consulting agreements dated June 1, 2002.

For each of the three-month and six-month periods ended September 30, 2002, the effect on consolidated EPS of options issued by MSIL and options issued by the Company was not included in the computation of diluted EPS because it would have resulted in anti-dilutive effect.

5.  DISCLOSURE OF GEOGRAPHIC INFORMATION

All of the Company's sales of pearls are co-ordinated through its Hong Kong subsidiaries and an analysis by destination is as follows:

                                        For the quarter ended              For the six months ended
                                             September 30                         September 30
                                       2002               2001            2002                  2001
                                      US$'000            US$'000         US$'000               US$'000
Net Sales:
Hong Kong *                             1,562              1,927           3,506                4,175

Export:
North America                           3,222              2,633           6,097                5,004
Europe                                  2,072              1,879           3,404                4,101
Other Asian countries                   3,063              2,616           6,460                4,622
Others                                    523                258             818                  808
                                   ----------        -----------     -----------          -----------
                                       10,442              9,313          20,285               18,710
                                   ==========        ===========     ===========          ===========

* A majority of sales (by dollar amount) in Hong Kong are for re-export to North America and Europe.

The Company operates in only one geographic area. The locations of the Company's identifiable assets are as follows:

                                                            September 30, 2002       March 31, 2002
                                                                   US$'000                US$'000
Hong Kong                                                                 50,403               47,636
Other regions of The People's Republic of China ( the
 "PRC")                                                                   13,529               15,065
                                                            --------------------     ----------------
                                                                          63,932               62,701
                                                            ====================     ================

6.  DISCLOSURE OF MAJOR CUSTOMERS

During the three or six months ended September 30, 2002, there was no customer who accounted for 10% or more of total sales. During the three and six months ended September 30, 2001, one customer accounted for 10.8% and 10.1% of total sales, respectively. A substantial percentage of the Company's sales was made to a small number of customers and was typically on an open account basis.

7.  SEGMENT INFORMATION

Reportable segment profit or loss, and segment assets are disclosed as follows:

                        Reportable Segment Profit or Loss, and Segment Assets

                                               For the three months ended,          For the six months ended,
                                                     September 30                        September 30
                                                        2002          2001                 2002             2001
                                                     US$'000       US$'000              US$'000          US$'000
Revenues from external customers:
   Pearls                                             10,442         9,313               20,285           18,710
   Real estate investment                                239           249                  474              489
                                               --------------  -----------      ---------------   --------------
                                                      10,681         9,562               20,759           19,199
                                               ==============  ===========      ===============   ==============

Operating income:

   Pearls                                              1,630           839                2,917            1,416
   Real estate investment                                 49            66                   70              123
                                               --------------  -----------      ---------------   --------------
                                                       1,679           905                2,987            1,539
                                               ==============  ===========      ===============   ==============

Interest expenses:
   Pearls                                                 34            80                   78              157
   Real estate investment                                 16           107                   36              235
   Corporate assets                                        9            19                   19               44
                                               --------------  -----------      ---------------   --------------
                                                          59           206                  133              436
                                               ==============  ===========      ===============   ==============

Depreciation and amortization:
   Pearls                                                224           202                  423              403
   Real estate investment                                 58            58                  117              117
   Corporate assets                                       45            45                   89               89
                                               --------------  -----------      ---------------   --------------
                                                         327           305                  629              609
                                               ==============  ===========      ===============   ==============

Capital expenditure for segment assets:
   Pearls                                                 54            39                  184               80
   Real estate investment                                  -             -                    -                -
   Corporate assets                                        2             4                    3                6
                                               --------------  -----------      ---------------   --------------
                                                          56            43                  187               86
                                               ==============  ===========      ===============   ==============

                                                                                As of September       As of March
                                                                                       30, 2002        31, 2002
                                                                                        US$'000           US$'000
Segment assets:
   Pearls                                                                                44,045            42,468
   Real estate investment                                                                12,506            10,511
   Corporate assets                                                                       7,381             9,722
                                                                                ---------------    --------------
                                                                                         63,932            62,701
                                                                                ===============    ==============

8.  COMMON STOCK

Effective June 1, 2002, the Company entered into two agreements with two business consultants. Under the terms of such agreements, the consultants will provide service for two years in consideration of either US$370,000 in cash or 410,000 shares of the Common Stock of the Company.

On June 7, 2002, the Company issued in aggregate 410,000 shares of Common Stock, US$0.001 par value per share, to the consultants pursuant to the business consulting agreements. The amount of the relevant compensation expenses of approximately US$279,000, being the fair value of the shares issued, is to be recognized over the consultants' service period. During the six months ended September 30, 2002, approximately US$46K was charged to the income statement.

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

RESULTS OF OPERATIONS

Six-Month Period Ended September 30, 2002 Compared to Six-Month Period Ended September 30, 2001

Sales and Gross Profit

Net sales for the six months ended September 30, 2002 increased by $1.6 million to $20.3 million, representing an 8.4% increase when compared to net sales of $18.7 million during the same period in 2001. The overall increase in sales was mainly attributable to increased marketing efforts to customers and further improvement in market sentiment in the second quarter. The major areas of growth were Asia (including the PRC and Thailand) and North America, which growth was to a certain extent offset by a drop in sales in Europe mainly because European buyers had remained cautious during the first quarter.

Gross profit for the six months ended September 30, 2002 increased by $1.0 million, or 18.1%, from $5.7 million for the same period in 2001 to $6.7 million. As a percentage of net sales, gross profit improved from 30.4% for the six months ended 30 September 2001 to 33.1% for the same period in 2002. The overall improvement in gross profit margin was mainly attributable to an improvement in gross profit margin of Freshwater pearls and the Company's increase of higher grade Freshwater pearls in its product mix.

Rental Income

Gross rental income for the six months ended September 30, 2002 was approximately $474K*, representing a decrease of approximately $14K, or 2.9%, as compared to the same period in 2001. The decrease in gross rental income was mainly attributable to the decrease in rental rate in respect of the property at 19th Floor of Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong.

Selling, General and Administrative Expenses ("SG & A expenses")

SG&A expenses were $4.2 million, consisting of $3.8 million attributable to pearl operations and $0.4 million attributable to real estate operations, for the six months ended September 30, 2002, a total decrease of approximately $0.4 million, or 9.3%, from $4.6 million, consisting of $4.2 million attributable to pearl operations and $0.4 million attributable to real estate operations, for the same period in 2001. The decrease in SG&A expenses was mainly due to a decrease in other operating expenses under the Company's cost savings program.

As a percentage of net sales, SG&A expenses from pearl operations decreased from 22.8% for the six months ended September 30, 2001 to 18.7% for the same period in 2002.

-----------------------
* As used in this 10-Q, the letter "K" appearing immediately after a dollar amount denotes rounding to the nearest $1,000; as an example, $250,499 may be rounded to "$250K".

Interest Expenses

Interest expenses for the six months ended September 30, 2002, decreased by $303K, or 69.6%, to $133K from $436K for the comparable period last year as a result of the use of bank deposits by the Company to repay part of the bank borrowings. The Company borrows most of the cash it needs in the PRC through short-term loans from the PRC banks in order to minimize exposure to any Renminbi ("RMB") fluctuations. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk".

Interest Income

Interest income decreased by $195K, or 78.3%, to $54K from the comparable period of $249K in last year. The decrease in interest income was due principally to the use of bank deposits to reduce bank borrowings and lower interest rates for the six months ended September 30, 2002 as compared to interest rates for the same period in 2001. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk".

Income Taxes

Income taxes and provision for the six months ended September 30, 2002 increased by $238K to $708K as compared to $470K for the same period in 2001. The increase was in line with the increase in income before income taxes and minority interests.

Net Income

Net income for the six months ended September 30, 2002 showed an improvement of $662K over the net income of $647K for the same period in 2001 to a net income of $1,309K. The improvement was mainly attributable to improvement in sales and gross profit margin and decrease in SG&A expenses.

Excluding income taxes and minority interests, the operating income for the six months ended September 30, 2002 was $3.1 million, and the operating income for the comparable period in the last fiscal year was $1.5 million.

Three-Month Period Ended September 30, 2002 Compared to Three-Month Period Ended September 30, 2001

Sales and Gross Profit

Net sales for the three-month period ended September 30, 2002 increased by $1.1 million to $10.4 million, representing a 12.0% increase when compared to net sales of $9.3 million during the same period in 2001. The overall increase in sales was mainly attributable to increased marketing efforts to customers and further improvement in market sentiment in the second quarter. The major areas of growth were Asia (including PRC) and North America.

Gross profit for the three-month period ended September 30, 2002 increased by $636K, or 21.5%, to $3.6 million, compared to $3.0 million for the same period in 2001. As a percentage of net sales, gross profit increased slightly from 31.8% for the three-month period ended September 30, 2001 to 34.4% for the same period in 2002. The increase in gross profit resulted mainly from an improvement in gross profit margin of Freshwater pearls and the Company's increase of higher grade Freshwater pearls in its product mix.

Rental Income

Gross rental income for the three-month period ended September 30, 2002 was approximately $239K, representing a decrease of approximately $10K, or 3.4%, as compared to the same period in 2001. The decrease in gross rental income was mainly attributable to the decrease in rental rate in respect of the property at 19th Floor of Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong.

Selling, General and Administrative Expenses

SG&A expenses were $2.2 million, consisting of $2.0 million attributable to pearl operations and $0.2 million attributable to real estate operations, for the three-month period ended September 30, 2002, a total decrease of approximately $0.1 million, or 6.4%, from $2.3 million, consisting of $2.1 million attributable to pearl operations and $0.2 million attributable to real estate operations, for the same period in 2001. The decrease in SG&A expenses was mainly due to a decrease in marketing and other operating expenses under the Company's cost savings program.

As a percentage of net sales, SG&A from pearl operations decreased from 22.7% for the three months ended September 30, 2001 to 18.8% for the same period in 2002.

Interest Expense

Interest expense decreased by $147K, or 71.9%, to $59K from $206K for the comparable period in last year as a result of the use of bank deposits by the Company to repay part of bank borrowings. The Company borrows most of the cash it needs in the PRC through short-term loans from the PRC banks in order to minimize exposure to any Renminbi ("RMB") fluctuations. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk".

Interest Income

Interest income decreased by $69K, or 73.4%, to $25K from the comparable period of $94K in last year. The decrease in interest income was due principally to the use of bank deposit to reduce bank borrowings and lower interest rates for the three months ended September 30, 2002 as compared to interest rates for the same period in 2001 See "Item 3. Quantitative and Qualitative Disclosures About Market Risk".

Income Taxes

Income taxes and provision therefor for three-month period ended September 30, 2002 increased by $104K to $289K as compared to $185K for the same period in 2001. The increase was in line with the increase in income before income taxes and minority interests.

Net Income

Net income for the three-month period ended September 30, 2002 showed an improvement of $422K over the net income of 378K for the same period in 2001 to a net income of $800K. The improvement was mainly attributable to improvement in sales and gross profit margin and decrease in SG&A expenses.

Excluding income taxes and minority interests, the operating income for the three-month period ended September 30, 2002 was $1.7 million, and the operating income for the comparable period in the last fiscal year was $809K.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity needs are to fund accounts receivable and inventories. At September 30, 2002, the Company had working capital of $37.0 million, which included a cash balance of $9.8 million, compared to working capital of $34.5 million, which included a cash balance of $12.6 million (including restricted cash) at March 31, 2002. The current ratio was 7.2 to 1 as of September 30, 2002 as compared with that of 6.2 to 1 as of March 31, 2002. Net cash used in operating activities was approximately $0.6 million for the six months ended September 30, 2002, while net cash provided by operating activities was $2.8 million for the same period in 2001. The decrease in cash and cash equivalents by $0.8 million from March 31, 2002 to September 30, 2002 was the net effect of net cash used in operating activities of $0.6 million, net cash provided by investing activities of $1.9 million and net cash used in financing activities of $2.1 million.

Inventories increased by $3.5 million from $15.2 million at March 31, 2002 to $18.7 million at September 30, 2002. The inventory turnover period decreased from 7.4 months as at March 31, 2002 to 7.0 months as at September 30, 2002.

Accounts receivable increased by $1.3 million to $9.1 million at September 30, 2002, as compared to $7.8 million at March 31, 2002. The debtors turnover period increased from 80 days as at March 31, 2002 to 82 days as at September 30, 2002. The increase in accounts receivable was mainly attributable to higher sales made near the end of September as a result of the Jewellery trade show. The management is closely monitoring both the amount (both with respect to each customer and in aggregate) and the aging of the company's accounts receivable.

Long-term debts (including current portion of long-term debts) were $3.2 million at September 30, 2002, a decrease of $0.3 million compared to that of $3.5 million at March 31, 2002. The decrease was attributable to repayment of installment loans during the six months ended September 30, 2002. The gearing ratio was 0.85 at September 30, 2002, compared to 0.93 at March 31, 2002.

The Company had available working capital facilities of $7.3 million in total with various banks at September 30, 2002. Such banking facilities include letter of credit arrangements, import loans, overdraft and other facilities commonly used in the jewelry business. All such banking facilities bear interest at floating rates generally based on inter bank rates in Hong Kong and in the PRC, and are subject to periodic review. At September 30, 2002, the Company did not utilize such credit facilities.

The Company believes that funds to be generated from internal operations and the existing banking facilities will enable the Company to meet anticipated future cash flow requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended September 30, 2002, the Company made approximately 23.2% of its purchases in RMB, with the remaining amounts mainly settled in Japanese Yen, US dollars and Hong Kong dollars (at 26.2%, 17.6% and 8.6% of total purchase respectively). The RMB is not a fully convertible currency and the PRC government determines its exchange rate against other currencies. There are conflicting speculations in the market for either a devaluation of the RMB as an attempt of the PRC government to make the PRC exports more competitive, or a revaluation of the RMB following the PRC's entry to the World Trade Organization. As the PRC has not declared any intention to either devalue or revalue its currency, the management believes that the imminent risk of a substantial fluctuation of the RMB exchange rate remains low. However, to further minimize any exposure to any RMB fluctuations, the Company borrows most of the cash it needs in the PRC through short-term loans from banks in the PRC. At September 30, 2002, the Company had short-term RMB bank borrowings of about $2.0 million, the weighted average interest rate of which was 5.4% per annum. The Company is closely monitoring the movements of Japanese Yen against US dollars and may take measures to hedge its currency exposure if deemed necessary. See also "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

The Company's policy is to denominate all its sales in either US dollars or Hong Kong dollars. Since the Hong Kong dollar remained pegged to the US dollar throughout the period, the Company's sales proceeds have thus far had minimal exposure to foreign exchange fluctuations.

Therefore, since most of the Company's purchases are made in currencies that the Company believes have low risk of revaluation or appreciation and sales are made in US dollars, the currency risk in the foreseeable future should not be material, and the Company's management determined that no derivative contracts such as forward contracts and options to hedge against foreign exchange fluctuations were necessary during the six months ended September 30, 2002.

In addition, the Company's interest expense is sensitive to fluctuations in the general level of Hong Kong interest rates determined on the basis of Hong Kong Inter-bank Offer Rate ("HIBOR"). As the Hong Kong dollar is pegged to the US dollar, which in turn correlates Hong Kong interest rates to US interest rates, any movement in US interest rates is expected to have a bearing on Hong Kong interest rates. Since the US economy has slowed down and US interest rates has been falling since June 30, 2000, three-month HIBOR has decreased by 4.6% from 6.5% as at June 30, 2000 to 1.9% as at September 30, 2002. At September 30, 2002, the Company had Hong Kong dollar bank borrowings of about $3.2 million, the weighted average interest rate of which was 3.1% per annum. Therefore, the Company does not consider risks of a substantial increase in Hong Kong interest rates in the foreseeable future to be material, and believes that the risk associated with fluctuations in interest rate is not material and no derivative contracts are necessary. See "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended). Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that would significantly affect these controls subsequent to the date of such evaluation.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On November 1, 2001, Man Sang Jewellery Company Limited ("MSJ"), a subsidiary of the Company, filed an action in the High Court of Hong Kong against a customer, World Wide Imports, Inc. to claim approximately $119,182 (for which the Company has made full provision) plus interests and costs. Up to November 14, 2002, MSJ has recovered $44,120 and the Company estimates that non-recoverable costs in addition to the amount claimed, if any, will be immaterial.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(A)   Exhibits

      99.1  Certification of Chief Executive Officer and Chief Financial Officer

(B)   Reports on Form 8-K

      None

                                   SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, Man Sang Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MAN SANG HOLDINGS, INC.

Date: November 14, 2002

                                       By:    /s/ CHENG Chung Hing, Ricky
                                              ----------------------------------
                                              CHENG Chung Hing, Ricky
                                              Chairman of the Board, President,
                                              Chief Executive Officer and
                                              Chief Financial Officer

I, CHENG Chung Hing, Ricky, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Man Sang
Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                            /s/ CHENG Chung Hing, Ricky
                                            ----------------------------------
                                            CHENG Chung Hing, Ricky
                                            Chairman of the Board, President,
                                            Chief Executive Officer and
                                            Chief Financial Officer

                                INDEX TO EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.

Exhibit No.       Description
99.1              Certification of Chief Executive Officer and Chief Financial
                  Officer