Form 10-Q
period 2002-12-31
MAN SANG HOLDINGS INC
filed 2003-02-14
CIK 807630

                             MAN SANG HOLDINGS, INC.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

      AS OF DECEMBER 31, 2002 AND FEBRUARY 14, 2003, 4,815,960 SHARES OF COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

                             MAN SANG HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                        Page
                                                                        ----
 PART I - FINANCIAL INFORMATION

 ITEM 1.  Financial Statements
          Condensed Consolidated Balance Sheets as at
          December 31, 2002 and March 31, 2002                          F-1

          Condensed Consolidated Statements of Operations and
          Comprehensive Income for the three and nine months
          ended December 31, 2002 and 2001                              F-3

          Condensed Consolidated Statements of Cash Flows for
          the nine months ended December 31, 2002 and 2001              F-4

          Notes to Condensed Consolidated Financial Statements          F-5

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 1

ITEM 3.   Quantitative and Qualitative Disclosures about                6
          Market Risk

ITEM 4.   Controls and Procedures                                       7

PART II - OTHER INFORMATION                                             8

SIGNATURES

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (Amounts expressed in thousands except share data)

                                                                  DECEMBER 31, 2002                    MARCH 31, 2002
                                                             ----------------------------              --------------
                                                                US$                 HK$                     HK$
                                                                       (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                13,523                105,481                 82,152
    Restricted cash                                               -                      -                 16,169
    Marketable securities                                     1,336                 10,423                 13,584
    Accounts receivable, net of allowance for doubtful        7,559                 58,963                 60,814
         accounts of HK$9,793 as of December 31, 2002 and
         HK$10,054 as of March 31, 2002
     Inventories :
         Raw materials                                          256                  1,995                  1,773
         Work in progress                                     4,172                 32,544                 35,679
         Finished goods                                      13,458                104,975                 81,059
                                                             ------                -------                -------
                                                             17,886                139,514                118,511

     Prepaid expenses                                           607                  4,733                  2,702
     Deposits and other receivables                           2,043                 15,932                 11,317
     Other current assets                                     1,297                 10,113                 15,983
     Income taxes receivable                                     58                    449                      -
                                                             ------                -------                -------
              Total current assets                           44,309                345,608                321,232

Property, plant and equipment                                12,656                 98,717                112,468
     Accumulated depreciation                                (4,357)               (33,988)               (32,135)
                                                             ------                -------                -------
                                                              8,299                 64,729                 80,333

Real estate investment                                       13,888                108,327                 89,669
     Accumulated depreciation                                (1,441)               (11,237)                (7,683)
                                                             ------                -------                -------
                                                             12,447                 97,090                 81,986
Long-term investments, net of impairment loss of
    HK$3,000 as of December 31, 2002 and HK$3,000 as
    of March 31, 2002                                           332                  2,586                  3,330

Deferred tax assets                                             109                    851                  2,188

                                                             ------                -------                -------
              Total  assets                                  65,496                510,864                489,069
                                                             ======                =======                =======


                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
               (Amounts expressed in thousands except share data)

                                                                          DECEMBER 31, 2002               MARCH 31, 2002
                                                                     ---------------------------          --------------
                                                                         US$                HK$                HK$
                                                                              (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings                                              1,932             15,073             29,445
     Current portion of long-term debts :
         Secured bank loans                                               715              5,575              5,575

     Accounts payable                                                   2,484             19,379              3,726
     Accrued payroll and employee benefits                                794              6,192              4,658
     Other accrued liabilities                                          1,361             10,614              8,674
     Income taxes payable                                                 647              5,044                373
                                                                     --------           --------           --------
              Total current liabilities                                 7,933             61,877             52,451

Long-term debts :
         Secured bank loans                                             2,286             17,829             22,010

Minority interests                                                     22,591            176,208            170,208

Stockholders' equity:
Series A preferred stock, par value US$0.001                               --                  1                  1
      - authorized, issued and outstanding: 100,000 shares;
         (entitled in liquidation to US$2,500 (HK$19,500))
Series B convertible preferred stock, par value US$0.001                   --                 --                 --
      - authorized:  100,000 shares; no shares outstanding
Common stock, par value US$0.001                                            5                 37                 34
      - authorized:  25,000,000 shares;
         issued and outstanding:  4,815,960 shares as of
         December 31, 2002 and 4,405,960 shares as of
         March 31, 2002
Additional paid-in capital                                              7,773             60,629             58,458
Retained earnings                                                      25,290            197,266            187,570
Accumulated other comprehensive loss                                     (382)            (2,983)            (1,663)
                                                                     --------           --------           --------
              Total stockholders' equity                               32,686            254,950            244,400
                                                                     --------           --------           --------
              Total liabilities and stockholders' equity               65,496            510,864            489,069
                                                                     ========           ========           ========


See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                        COMPREHENSIVE INCOME (UNAUDITED)
                 FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31
               (Amounts expressed in thousands except share data)


                                               THREE MONTHS ENDED DECEMBER 31,        NINE MONTHS ENDED DECEMBER 31,
                                            ------------------------------------   ------------------------------------
                                                   2002                2001                 2002               2001
                                            -----------------------  -----------   -----------------------   ----------
                                                US$          HK$          HK$           US$         HK$          HK$
Net sales                                        8,569       66,839       57,127       28,854      225,060      203,066
Cost of goods sold                              (6,620)     (51,631)     (38,188)     (20,193)    (157,502)    (139,813)
                                            ----------   ----------   ----------   ----------   ----------   ----------
Gross profit                                     1,949       15,208       18,939        8,661       67,558       63,253

Rental income, gross                               248        1,928        1,889          722        5,628        5,700
                                            ----------   ----------   ----------   ----------   ----------   ----------
                                                 2,197       17,136       20,828        9,383       73,186       68,953
Selling, general and
administrative expenses
   - Pearls                                     (1,982)     (15,457)     (14,598)      (5,777)     (45,060)     (47,864)
   - Real estate investment                       (212)      (1,658)      (1,502)        (616)      (4,805)      (4,358)
                                            ----------   ----------   ----------   ----------   ----------   ----------
Operating income                                     3           21        4,728        2,990       23,321       16,731

Share of result of an associate                      2           20         --             (8)         (60)        --
Non-operating items

   - Interest expenses                             (50)        (394)        (922)        (183)      (1,430)      (4,325)
   - Interest income                                21          162          404           75          585        2,351
   - Other income                                  132        1,028          370          341        2,658        1,592
                                            ----------   ----------   ----------   ----------   ----------   ----------
Income before income taxes and
minority interests                                 108          837        4,580        3,215       25,074       16,349

Income taxes                                       (69)        (533)         (86)        (777)      (6,060)      (3,749)

                                            ----------   ----------   ----------   ----------   ----------   ----------
Income before minority interests                    39          304        4,494        2,438       19,014       12,600

Minority interests                                (105)        (815)      (2,596)      (1,195)      (9,318)      (5,651)

                                            ----------   ----------   ----------   ----------   ----------   ----------
Net (loss) income                                  (66)        (511)       1,898        1,243        9,696        6,949


Other comprehensive loss, net of taxes and
minority interests
   - Foreign currency translation
     adjustments                                    33          255          354           61          471          745
   - Unrealized holding gain (loss) on
     marketable securities                           8           60        1,255         (230)      (1,791)      (1,134)
                                            ----------   ----------   ----------   ----------   ----------   ----------
Other comprehensive gain (loss), net
of taxes and minority interests                     41          315        1,609         (169)      (1,320)        (389)
                                            ----------   ----------   ----------   ----------   ----------   ----------
Comprehensive (loss) income                        (25)        (196)       3,507        1,074        8,376        6,560
                                            ==========   ==========   ==========   ==========   ==========   ==========


Basic (loss) earnings per common share           (0.01)       (0.11)        0.43         0.26         2.06         1.58
                                            ==========   ==========   ==========   ==========   ==========   ==========

Diluted (loss) earnings per common share         (0.01)       (0.11)        0.43         0.26         2.06         1.58
                                            ==========   ==========   ==========   ==========   ==========   ==========


Weighted average number of shares
   of common stock

   - for basic earnings per share            4,815,960    4,815,960    4,405,960    4,716,069    4,716,069    4,405,960
                                            ==========   ==========   ==========   ==========   ==========   ==========

   - for diluted earnings per share          4,815,960    4,815,960    4,405,960    4,716,069    4,716,069    4,405,960
                                            ==========   ==========   ==========   ==========   ==========   ==========

      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      FOR THE NINE MONTHS ENDED DECEMBER 31
                        (Amounts expressed in thousands)


                                                                             NINE MONTHS ENDED DECEMBER 31,
                                                                     -----------------------------------------------
                                                                            2002                             2001
                                                                     ---------------------------           ---------
                                                                        US$               HK$                 HK$
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                              1,243              9,696              6,949
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for doubtful debts                                           130              1,019              5,054
   Write-down of inventories                                              723              5,639                 --
   Depreciation and amortization                                          945              7,370              7,008
   Provision for impairment of goodwill                                    --                 --                591
   Share of result of an associate                                          8                 60                 --
   Loss on disposal of property, plant and equipment                      110                858                  9
   Loss on disposal of subsidiaries                                        12                 98                 --
   Minority interests                                                   1,195              9,318              5,651
   Changes in operating assets and liabilities:
      Accounts receivable                                                  47                360               (935)
      Inventories                                                      (3,694)           (28,814)             1,660
      Prepaid expenses                                                   (260)            (2,031)               (15)
      Deposits and other receivables                                      (58)              (449)           (12,485)
      Other current assets                                                404              3,155                310
      Income tax receivable                                               (58)              (449)                --
      Deferred tax assets                                                 171              1,337                 --
      Accounts payable                                                  2,007             15,653              3,715
      Amount due to an affiliate                                           --                 --               (184)
      Accrued payroll and employee benefits                               197              1,534              1,267
      Other accrued liabilities                                           259              2,022             (3,864)
      Income taxes payable                                                599              4,671              3,558
                                                                     --------           --------           --------
Net cash provided by operating activities                               3,980             31,047             18,289
                                                                     --------           --------           --------

CASH FLOW FROM INVESTING ACTIVITIES:

    Purchase of marketable securities                                      --                 --             (3,578)
    Purchase of property, plant and equipment                            (953)            (7,438)            (1,402)
    Decrease in restricted cash                                         2,073             16,169             48,955
    Loan to an associate                                                  (38)              (300)
    Proceeds from disposal of a long term investment                      115                900                 --
    Proceeds from disposal of property, plant and equipment                25                196                  5
    Proceeds from disposal of interests in subsidiaries                    62                489                 --
    Purchase of a long-term investment                                    (20)              (156)                --
                                                                     --------           --------           --------
Net cash provided by investing activities                               1,264              9,860             43,980
                                                                     --------           --------           --------
CASH FLOW FROM FINANCING ACTIVITIES:

    Increase in short-term borrowings                                     121                942              2,035
    Repayment of short-term borrowings                                 (1,838)           (14,339)           (46,300)
    Repayment of long-term debts                                         (536)            (4,181)           (16,755)
    Net proceeds from issuance of shares by a subsidiary                   --                 --             14,030
                                                                     --------           --------           --------
Net cash used in financing activities                                  (2,253)           (17,578)           (46,990)
                                                                     --------           --------           --------

Net increase in cash and cash equivalents                               2,991             23,329             15,279
Cash and cash equivalents at beginning of period                       10,532             82,152             65,294
Exchange adjustments                                                       --                 --                250
                                                                     --------           --------           --------
Cash and cash equivalents at end of period                             13,523            105,481             80,823
                                                                     ========           ========           ========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:

     Interest and financing charges                                       185              1,441              4,397
                                                                     --------           --------           --------
     Net income taxes paid                                                 64                501                191
                                                                     --------           --------           --------


      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002
                                   (UNAUDITED)

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

The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of Hong Kong dollar amounts into United States dollars are for convenience only and have been made at the rate of HK$7.8 to US$1, the approximate free rate of exchange at December 31, 2002. Such translations should not be construed as representations that Hong Kong dollar amounts could be converted into United States dollars at that rate or any other rate.

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

The FASB also issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on assets impairment supersede SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and portions of APB Opinion 30 "Reporting the Results of Operations". The statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. The statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement dates as presently required. The Company has adopted SFAS No. 144 on April 1, 2002. There was no significant impact on the Company's financial position and results of operations from adoption of this statement.

In April 2002, the FASB also issued SFAS No. 145, "Rescission of FASB Statement No. 4,44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", to update, clarify, and simplify certain existing accounting pronouncements. Specifically, SFAS No. 145: (i) Rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", an amendment of APB Opinion 30, and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", which amended SFAS No. 4, as these two standards required that all gains and losses from the extinguishment of debt be aggregate and, if material, classified as an extraordinary item. Consequently, such gains and losses will now be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extra-ordinary, Unusual and Infrequently Occurring Events and Transactions; (ii) Rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers", an amendment of Chapter 5 of Accounting Research Bulletins No. 43 and an interpretation of APB Opinions 17 and 30, because the discrete event to which the Statement relates is no longer relevant; (iii) Amends SFAS No. 13, "Accounting for leases", to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as such transactions; (iv) Makes certain technical corrections, which the FASB deemed to be non-substantive, to a number of existing accounting pronouncements. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 and No. 64 are effective for fiscal years beginning after May 15, 2002. The provisions related to the amendment of SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. For those provisions that become effective during the nine-month period ended December 31, 2002, there was no significant impact on the Company's financial position and results of operations; for the remaining provision under SFAS No. 145, management is assessing, but has not yet determined, the impact such provisions will have, if any, on its financial position and results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Such costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and the Company does not anticipate that the statement will have a material impact on the Company's financial statements and results of operations.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. (Under the fair value based method, compensation cost for stock options is measured when options are issued.) In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation.

The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Management is assessing but has not yet determined the impact that SFAS No. 148 will have, if any, on its financial position and results of operations.

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

                                                         For the Quarter Ended December 31, 2001
                                                      ---------------------------------------------
                                                      Earnings                                 EPS
                                                         HK$             No. of shares         HK$
Basic EPS
Net income available to common stockholders           1,898,217          4,405,960             0.43

Diluted EPS
Net income available to common stockholders,
including conversion                                  1,898,217          4,405,960             0.43


                                                        For the Nine Months Ended December 31, 2001
                                                      ----------------------------------------------
                                                      Earnings                                 EPS
                                                        HK$              No. of shares         HK$
Basic EPS
Net income available to common stockholders           6,948,612          4,405,960             1.58

Diluted EPS
Net income available to common stockholders,
including conversion                                  6,948,612          4,405,960             1.58


For each of the three-month and nine-month periods ended December 31, 2001, the effect on consolidated EPS of both options and warrants issued by MSIL and options issued by the Company was not included in the computation of diluted EPS because it would have resulted in an anti-dilutive effect.

                                                         For the Quarter Ended December 31, 2002
                                                      -----------------------------------------------
                                                                                              Loss
                                                        Loss                                per share
                                                        HK$              No. of shares         HK$
Basic loss per share
Net loss available to common stockholders             (511,147)          4,815,960            (0.11)

Diluted loss per share
Net loss available to common stockholders, including
conversion                                            (511,147)          4,815,960            (0.11)

                                                       For the Nine Months Ended December 31, 2002
                                                      ----------------------------------------------
                                                      Earnings                                 EPS
                                                        HK$              No. of shares         HK$
Basic EPS
Net income available to common stockholders           9,696,007          4,716,069             2.06

Diluted EPS
Net income available to common stockholders,
including conversion                                  9,696,007          4,716,069             2.06

For each of the three-month and nine-month periods ended December 31, 2002, the effect on consolidated EPS of options issued by MSIL and options issued by the Company was not included in the computation of diluted EPS because it would have resulted in an anti-dilutive effect.

5. DISCLOSURE OF GEOGRAPHIC INFORMATION

All of the Company's sales of pearls are co-ordinated through its Hong Kong subsidiaries and an analysis by destination is as follows:

                            For the quarter ended      For the nine months ended
                                 December 31                 December 31
                              2002         2001          2002          2001
                             HK$'000      HK$'000       HK$'000       HK$'000
Net Sales:
Hong Kong *                  10,413        15,137        37,760        47,704

Export:
North America                17,759        11,866        65,316        50,896
Europe                       19,440        11,013        45,990        42,997
Other Asian countries        16,975        18,008        67,364        54,061
Others                        2,252         1,103         8,630         7,408
                             ------        ------       -------       -------
                             66,839        57,127       225,060       203,066
                             ======        ======       =======       =======

* A majority of sales (by dollar amount) in Hong Kong are for re-export to North America and Europe.

The Company operates in only one geographic area. The locations of the Company's identifiable assets are as follows:

                                                          December 31, 2002  March 31, 2002
                                                               HK$'000          HK$'000
Hong Kong                                                      417,830          371,558
Other regions of The People's Republic of China ( the
"PRC")                                                          93,034          117,511
                                                                ------          -------
                                                               510,864          489,069
                                                               =======          =======

6. DISCLOSURE OF MAJOR CUSTOMERS

During the three months ended December 31, 2002, there was one customer who accounted for 12.1% of total sales; during the nine months ended December 31, 2002, no customer accounted for 10% or more of total sales. On the other hand, there is one customer who accounted for 11.0% and 10.4% of total sales for the three and nine months ended December 31, 2001 respectively. A substantial percentage of the Company's sales was made to a small number of customers and was typically on an open account basis.

7. SEGMENT INFORMATION

Reportable segment profit or loss, and segment assets are disclosed as follows:

                        Reportable Segment Profit or Loss, and Segment Assets

                                                 For the three months ended,           For the nine months ended,
                                                         December 31                           December 31
                                                   2002               2001              2002               2001
                                                  HK$'000            HK$'000           HK$'000            HK$'000
Revenues from external customers:
   Pearls                                          66,839             57,127            225,060            203,066
   Real estate investment                           1,928              1,889              5,628              5,700
                                                   ------             ------            -------            -------
                                                   68,767             59,016            230,688            208,766
                                                   ======             ======            =======            =======

Operating income:
   Pearls                                           2,899              8,228             29,542             22,826
   Real estate investment                             269                386                822              1,341
   Corporate expenses                              (3,147)            (3,886)            (7,043)            (7,436)
                                                   ------             ------            -------            -------
                                                       21              4,728             23,321             16,731
                                                   ======             ======            =======            =======
Interest expenses:
   Pearls                                             208                387                811              1,615
   Real estate investment                             123                414                405              2,243
   Corporate expenses                                  63                121                214                467
                                                   ------             ------            -------            -------
                                                      394                922              1,430              4,325
                                                   ======             ======            =======            =======
Depreciation and amortization:
   Pearls                                           1,735              1,399              5,034              4,545
   Real estate investment                             457                457              1,370              1,370
   Corporate assets                                   276                398                966              1,093
                                                   ------             ------            -------            -------
                                                    2,468              2,254              7,370              7,008
                                                   ======             ======            =======            =======
Capital expenditure for segment assets:

   Pearls                                           5,839                731              7,274              1,357
   Real estate investment                              --                 --                 --                 --
   Corporate assets                                   142                 --                164                 45
                                                   ------             ------            -------            -------
                                                    5,981                731              7,438              1,402
                                                   ======             ======            =======            =======

                                   As of             As of
                                 December 31,      March 31,
                                    2002             2002
                                   HK$'000          HK$'000
Segment assets:
   Pearls                          356,884          331,249
   Real estate investment           97,090           81,986
   Corporate assets                 56,890           75,834
                                   -------          -------
                                   510,864          489,069
                                   =======          =======

8. COMMON STOCK

Effective June 1, 2002, the Company entered into two agreements with two business consultants. Under the terms of such agreements, the consultants will provide service for two years in consideration of either HK$2.9 million in cash or 410,000 shares of the Common Stock of the Company.

On June 7, 2002, the Company issued in aggregate 410,000 shares of Common Stock, US$0.001 par value per share, to the consultants pursuant to the business consulting agreements. The amount of the relevant compensation expenses of approximately HK$2.2 million, being the fair value of the shares issued, is to be recognized over the consultants' service period. During the nine months ended December 31, 2002, approximately HK$634K was charged to the income statement.

9. ACQUISITION

On December 1, 2002, Arcadia Jewellery Limited ("AJL"), a wholly owned subsidiary of MSIL, acquired fixed assets, inventories and customers information from a jewellery company (which is not related to any officer, director or shareholder of the Company) for a total consideration of HK$7.2 million. At December 31, 2002, the Company has paid HK$5.2 million. The Company expects to pay another HK$1 million on June 1, 2003, and another HK$1 million on December 1, 2003. No liabilities were assumed in the acquisition.

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

RESULTS OF OPERATIONS

Nine-Month Period Ended December 31, 2002 Compared to Nine-Month Period Ended December 31, 2001

Net sales for the nine months period ended December 31, 2002 increased by HK$22.0 million to HK$225.1 million, representing a 10.8% increase when compared to net sales of HK$203.1 million during the same period in 2001. The increase in sales was mainly attributable to an improvement in general business and consumer confidence resulting in further improvement in demand and market sentiment in the second and third quarters this year. The major contribution for the increase was mainly due to the growth in Asia (including PRC and Thailand), North America as well as Europe.

Gross profit for the nine-month period ended December 31, 2002, increased by HK$4.3 million, or 6.8% from HK$63.3 million for the same period in 2001 to HK$67.6 million. As a percentage of net sales, gross profit slightly reduced from 31.1% for the nine-month period ended 31 December 2001 to 30.0% for the same period in 2002. The decrease in gross profit margin in this period is due to the strategy in lowering the Chinese Cultured pearls price to boost sales when compared to the same period last year. Other pearls, including Freshwater pearls and South Sea pearls, are all showing improvement in gross profit margin as compared with last year.

Rental Income

Gross rental income for the nine-month period ended December 31, 2002 was approximately HK$5.63 million, representing a decrease of approximately HK$72K, or 1.3%, as compared to the same period in 2001. The decrease in gross rental income was mainly attributable to the decrease in rental rates in respect of the property at 19th Floor of Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong, but partly offset by rental payments received in respect of the investment property at 17th Floor and Car Parking Space No. 16, 24 Macdonnell Road, Midlevels, Hong Kong in the third quarter of 2002.

Selling, General and Administrative Expenses ("SG & A expenses")

SG&A expenses were HK$49.9 million, consisting of HK$45.1 million attributable to pearl operations and HK$4.8 million attributable to real estate operations, for the nine-month period ended December 31, 2002, a decrease of approximately HK$2.3 million, or 4.4%, from HK$52.2 million, consisting of a decrease of HK$2.8 million attributable to pearl operations but offset by an increase of HK$0.5 million attributable to real estate operations, for the same period in 2001. The decrease in SG&A expenses was mainly due to a decrease in other operating expenses including salaries under the Company's cost savings program and bad debt provision although such decrease was partially offset by an increase in marketing expenses related to exhibitions and trade shows to boost sales. The higher SG & A expenses related to the Company's real estate business are mainly due to higher depreciation and building management fee during the nine-month period ended December 31, 2002.

As a percentage of net sales, SG&A expenses from pearl operations decreased slightly from 23.6% for the nine-month period ended December 31, 2001 to 20.0% for the same period in 2002.

Interest Expenses

Interest expenses for the nine months ended December 31, 2002 decreased by HK$2.9 million, or 66.9%, to HK$1.4 million from HK$4.3 million for the comparable period last year as a result of lower interest rate and the use of bank deposits by the Company to repay part of bank borrowings. The Company borrows most of the cash it needs in PRC through short-term loans from PRC banks in order to minimize exposure to any Renminbi ("RMB") fluctuations. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk".

Interest Income

Interest income decreased by HK$1.8 million, or 75.1%, to HK$585K from HK$2.4 million in the comparable period last year. The decrease in interest income was due principally to the use of bank deposits to reduce bank borrowings and lower interest rates for the nine-month period ended December 31, 2002 as compared to interest rates for the same period in 2001. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk".

Income Taxes

Income tax charges for nine-month period ended December 31, 2002 increased by HK$2.4 million to HK$6.1 million as compared to HK$3.7 million for the same period in 2001. The increase was in line with the increase in income before income taxes and minority interests. The effective tax rate for the nine-month period slightly increased to 24.2% in December 31, 2002 from 22.9% for the comparable period last year.

Net Income

Net income for the nine months ended December 31, 2002 showed an improvement of HK$2.7 million over the net income of HK$7.0 million for the same period in 2001 to a net income of HK$9.7 million. The improvement was mainly attributable to an overall increase in sales and gross profit and a decrease in SG&A expenses.

The income before income taxes and minority interests for the nine months ended December 31, 2002 was HK$25.1 million, and the amount for the comparable period in last year was HK$16.3 million.

Three-Month Period Ended December 31, 2002 Compared to Three-Month Period Ended December 31, 2001

Sales and Gross Profit

Net sales for the three-month period ended December 31, 2002 increased by HK$9.7 million to HK$66.8 million, representing a 17.0% increase when compared to net sales of HK$57.1 million for the same period in 2001. The overall increase in sales was mainly attributable to further improvement in market sentiment in the third quarter. The major areas of growth were Asia (including PRC), North America as well as Europe.

Gross profit for the three-month period ended December 31, 2002 reduced by HK$3.7 million or 19.7%, to HK$15.2 million, compared to HK$18.9 million for the same period in 2001. As a percentage of net sales, gross profit reduced from 33.2% for the three-month period ended December 31, 2001 to 22.8% for the same period in 2002. The decrease in gross profit margin is due to the strategy in lowering the Chinese Cultured pearls price to boost sales when compared to the same period last year. Other pearls, including Freshwater pearls and South Sea pearls, are all showing positive improvements in gross profit margin.

Rental Income

Gross rental income for the three-month period ended December 31, 2002 was approximately HK$1.9 million, representing an increase of approximately HK$39K, or 2%, as compared to the same period in 2001. The net increase in gross rental income was mainly attributable to the rental payments received in respect of the investment property at 17th Floor and Car Parking Space No. 16, 24 Macdonnell Road, Midlevels, Hong Kong in this quarter but offset by the decrease in rental rate in respect of the property at 19th Floor of Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong.

Selling, General and Administrative Expenses

SG&A expenses were HK$17.1 million, consisting of HK$15.5 million attributable to pearl operations and HK$1.7 million attributable to real estate operations, for the three-month period ended December 31, 2002, an increase of approximately HK$1.0 million, or 6.3%, from HK$16.1 million, consisting of HK$14.6 million attributable to pearl operations and HK$1.5 million attributable to real estate operations, for the same period in 2001. The increase in SG&A expenses was mainly due to an increase in marketing expenses related to exhibitions and trade shows to boost sales and other operating expenses as a result of higher sales.

As a percentage of net sales, SG&A from pearl operations decreased from 25.6% for the three months ended December 31, 2001 to 23.1% for the same period in 2002.

Interest Expense

Interest expense decreased by HK$528K, or 57.3%, to HK$394K from HK$922K for the comparable period in last year as a result of the Company having used its bank deposits to repay part of its bank borrowings. The Company borrows most of the cash it needs in the PRC through short-term loans from the PRC banks in order to minimize exposure to any Renminbi fluctuations. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk".

Interest Income

Interest income decreased by HK$242K, or 60%, to HK$162K from the comparable period of HK$404K in last year. The decrease in interest income was due principally to the use of bank deposits to reduce bank borrowings and lower interest rates when compared to same period last year. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk".

Income Taxes

Income tax charges for three-month period ended December 31, 2002 increased by HK$447K to HK$533K as compared to HK$86K for the same period in 2001. The effective tax rate for the 3 months period ended December 31, 2002 increased to 63.7% from 1.9% for the same period in 2001. The increase was mainly due to the increase in valuation allowances in respect of tax losses incurred by the Company and certain subsidiaries of the Company.

Net Income

For the three-month period ended December 31, 2002 the Company showed a net loss of HK$511K but a net income of HK$1.9 million for the same period in 2001. The drop was mainly attributable to the income tax charges, a decrease in gross profit margin and a slight increase in SG&A expenses during the period.

The income before income taxes and minority interest for the three-month period ended December 31, 2002 was HK$837K, and the amount for the comparable period in last year was HK$4.6 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity needs are funded by collection of accounts receivable and sales of inventories. At December 31, 2002, the Company had working capital of HK$283.7 million, which included a cash balance of HK$105.5 million, compared to working capital of HK$268.8 million, which included a cash balance of HK$98.3 million (including restricted cash) at March 31, 2002. The current ratio was 5.6 to 1 as of December 31, 2002 as compared with that of 6.2 to 1 as of March 31, 2002. Net cash provided by operating activities was approximately HK$31.0 million for the nine months ended December 31, 2002, while net cash provided by operating activities was HK$18.3 million for the same period in 2001. The increase in cash and cash equivalents by HK$23.3 million from March 31, 2002 to December 31, 2002 was the net effect of net cash provided by operating activities of HK$31.0 million and net cash provided by investing activities of HK$9.9 million but offset by net cash used in financing activities of HK$17.6 million.

Inventories increased by HK$21.0 million from HK$118.5 million at March 31, 2002 to HK$139.5 million at December 31, 2002. The inventory turnover period slightly decreased from 7.4 months as at March 31, 2002 to 7.3 months as at December 31, 2002.

Accounts receivable decreased by HK$1.8 million to HK$59.0 million at December 31, 2002, as compared to HK$60.8 million at March 31, 2002. The debtors turnover period decreased from 80 days as at March 31, 2002 to 70 days as at December 31, 2002. The decrease in accounts receivable was mainly attributable to continuing efforts by the company to control its credit. The management continues to monitor closely both the amount (both with respect to each customer and in aggregate) and the aging of the Company's accounts receivable.

Long-term debts (including current portion of long-term debts) were HK$23.4 million at December 31, 2002, a decrease of HK$4.2 million compared to that of HK$27.6 million at March 31, 2002. The decrease was attributable to repayment of installment loans during the nine months ended December 31, 2002. The gearing ratio was 0.84 at December 31, 2002, compared to 0.93 at March 31, 2002.

The Company had available working capital facilities of HK$57.0 million in total with various banks at December 31, 2002. Such banking facilities include letter of credit arrangements, import loans, overdraft and other facilities commonly used in the jewelry business. All such banking facilities bear interest at floating rates generally based on inter bank rates in Hong Kong and in the PRC, and are subject to periodic review. At December 31, 2002, the Company did not utilize such credit facilities.

The Company believes that funds to be generated from internal operations and the existing banking facilities will enable the Company to meet anticipated future cash flow requirements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended December 31, 2002, the Company made approximately 26.9% of its purchases in RMB, with the remaining amounts mainly settled in Japanese Yen, US dollars and Hong Kong dollars (at 19.9%, 15.5%, and 13.7% of total purchase respectively). The RMB is not a fully convertible currency and the PRC government determines its exchange rate against other currencies. There are conflicting speculations in the market for either a devaluation of the RMB as an attempt of the PRC government to make PRC exports more competitive, or a revaluation of the RMB following the PRC's entry to the World Trade Organization. As the PRC has not declared any intention to either devalue or revalue its currency, the management believes that the imminent risk of a substantial fluctuation of the RMB exchange rate remains low. However, to further minimize any exposure to any RMB fluctuations, the Company borrows most of the cash it needs in the PRC through short-term loans from banks in the PRC. At December 31, 2002, the Company had short-term RMB bank borrowings of about HK$15.1 million, the weighted average interest rate was 5.4% per annum. The Company is closely monitoring the movements of the Japanese Yen against the US dollar and may take measures to hedge its currency exposure if deemed necessary. See also "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

The Company's policy is to denominate all its sales in either US dollars or Hong Kong dollars. Since the Hong Kong dollar remained pegged to the US dollar throughout the period, the Company's sales proceeds have thus far had minimal exposure to foreign exchange fluctuations.

Therefore, since most of the Company's purchases are made in currencies that the Company believes have low risk of revaluation or appreciation and sales are made in US dollars, the currency risk in the foreseeable future should not be material, and the Company's management determined that no derivative contracts such as forward contracts and options to hedge against foreign exchange fluctuations were necessary during the nine months ended December 31, 2002.

In addition, the Company's interest expense is sensitive to fluctuations in the general level of Hong Kong interest rates determined on the basis of Hong Kong Inter-bank Offer Rate ("HIBOR"). As the Hong Kong dollar is pegged to the US dollar, which in turn correlates Hong Kong interest rates to US interest rates, any movement in US interest rates is expected to have a bearing on Hong Kong interest rates. Since the US economy has slowed down and US interest rates has been falling since June 30, 2000, three-month HIBOR has decreased by 5.0% from 6.5% as at June 30, 2000 to 1.5% as at December 31, 2002. At December 31, 2002, the Company had Hong Kong dollar bank borrowings of about HK$23.4 million, the weighted average interest rate of which was 2.8% per annum. Therefore, the Company does not consider risks of a substantial increase in Hong Kong interest rates in the foreseeable future to be material, and believes that the risk associated with fluctuations in interest rate is not material and no derivative contracts are necessary. See "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations".

As a result, the Company believes that the risk associated with fluctuations in interest rate is not material, and no derivative contracts are necessary.

ITEM 4.    CONTROLS AND PROCEDURES

Within the 90-day period to the filing of this report, an evaluation was carried out under the supervision and the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended). Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that would significantly affect these controls subsequent to the date of such evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 1, 2001, Man Sang Jewellery Company Limited ("MSJ"), a subsidiary of the Company, filed an action in the High Court of Hong Kong against a customer, World Wide Imports, Inc. to claim approximately US$119,182 (for which the Company has made full provision) plus interests and costs. Up to November 14, 2002, MSJ has recovered HK$344,126 (approximately US$44,120) and the Company estimates that non-recoverable costs in addition to the amount claimed, if any, will be immaterial.

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

                                          MAN SANG HOLDINGS, INC.

Date: February 14, 2003


                                          By:  /s/ CHENG Chung Hing, Ricky
                                               ----------------------------
                                               CHENG Chung Hing, Ricky
                                               Chairman of the Board, President,
                                               Chief Executive Officer and
                                               Chief Financial Officer


I, CHENG Chung Hing, Ricky, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Man Sang Holding, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial conditions, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date:    February 14, 2003

                                               /s/  CHENG Chung Hing, Ricky
                                               ---------------------------------
                                               CHENG Chung Hing, Ricky
                                               Chairman of the Board, President,
                                               Chief Executive Officer and
                                               Chief Financial Officer

INDEX TO EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.

Exhibit No.      Description
99.1            Certification of Chief Executive Officer and Chief Financial Officer.