Form 10-K
period 2003-03-31
MAN SANG HOLDINGS INC
filed 2003-06-27
CIK 807630

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED MARCH 31, 2003 OR

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

                          Common Stock $0.001 par value
                          _____________________________
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing
requirements for the past ninety (90) days. Yes     X       No
                                               ________         ________

         Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $3,725,910 as of June 20, 2003, based upon the closing price on the NASD Electronic Bulletin Board reported for such date. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer of affiliate status is not necessarily a conclusive determination for other purposes.

  4,405,960 shares of Common Stock Issued and Outstanding as of June 20, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

         No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) or (c) are incorporated by reference in this report.

                                     PART I

ITEM 1.  BUSINESS

GENERAL AND ORGANIZATION CHART

Man Sang Holdings, Inc. (the "Company", or "we" or "us"), through its subsidiaries, is principally engaged in the purchasing, processing, assembling, merchandising, and wholesale distribution of pearls, pearl jewelry products and jewelry products. In addition, the Company owns and operates a commercial real estate complex in Shenzhen, People's Republic of China (the "PRC"). The structure of the Company as of the date of this annual report on Form 10-K is as follows:

                                  (FLOW CHART)

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

The foundation of the group of companies comprising the Company and its subsidiaries (the "Group") was laid in early 1980's when Cheng Chung Hing, Ricky formed Man Sang Trading Hong, a freshwater pearl trading company and Cheng Tai Po formed Peking Pearls Company, a Japanese cultured pearl trading company. As the business of the Group developed, Man Sang Jewellery Company Limited ("MSJ") and Peking Pearls Company Limited were formed in Hong Kong in 1988 and 1991 respectively to continue the trading operations of the Group. Subsequently, the Group expanded its operations to include pearl processing with the establishment of Man Hing Industry Development (Shenzhen) Co., Ltd. ("Man Hing") in 1992 to process and assemble freshwater pearls and Chinese cultured pearls, and Damei Pearls Jewellery Goods (Shenzhen) Co., Ltd. ("Damei") in 1995 to assume and expand the Chinese cultured pearl processing operations of Man Hing. In view of the continuous expansion of Chinese cultured pearls business, in December 1996, the Group set up a subsidiary, Tangzhu Jewellery Goods (Shenzhen) Co., Ltd. ("Tangzhu") in the PRC to specialize in purchasing and processing Chinese cultured pearls of larger sizes with diameter from 6mm and above and, to a lesser extent, in processing other cultured pearls. As a result, Damei started to concentrate on the purchasing and processing of cultured pearls of smaller size with diameter below 6mm. The business of purchasing and processing of Chinese

--------
*Unless otherwise indicated as Hong Kong dollars or HK$, all financial information contained herein is presented in US dollars. The translations of Hong Kong dollar amounts into US dollars are for reference purpose only and have been made at the exchange rate of HK$7.80 for US$1, the approximate free rate of exchange at March 31, 2003. The Hong Kong dollar has been "pegged" to the US dollar since October 1983. The so-called "peg" is the Linked Exchange Rate System under which certificates of indebtedness issued by the Hong Kong Exchange Fund, which the three banks that issue the Hong Kong currency are required to hold as backing for the issue of Hong Kong dollar notes, are issued and redeemed against US dollars at a fixed exchange rate of HK$7.8 to US$1. In practice, therefore, any increase in note circulation is matched by a US dollar payment to the Exchange Fund, and any decrease in note circulation is matched by US dollar payment from the Exchange Fund. In the foreign exchange market, the exchange rate of Hong Kong dollar continues to be determined by forces of supply and demand. Against the fixed exchange rate for the issue and redemption of certificates of indebtedness, the market exchange rate generally stays close to the rate of HK$7.80 to US$1.

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

On August 2, 1999, at the 1999 Annual General Meeting of MSIL, MSIL's shareholders approved (i) a final dividend for the year ended March 31, 1999 in the amount of HK$0.01 per share; and (ii) a "Bonus Issue of Warrants" (i.e. a distribution of warrants (each a "Bonus Warrant")) to MSIL's shareholders on the basis of 1 Bonus Warrant for every 5 Shares of MSIL held on August 2, 1999. Pursuant to such shareholder approval, MSIL paid a cash dividend of HK$4,844,635.06 to its shareholders on September 7, 1999. Each Bonus Warrant entitles the holder thereof to subscribe in cash at an initial subscription price of HK$0.40 per Share (subject to adjustment), and is exercisable at any time from September 14, 1999 to September 13, 2001, both dates inclusive. 45,603 Shares were issued in fiscal 2000 upon exercise of the Bonus Warrants; all other Bonus Warrants expired without exercise.

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

On August 2, 2000, at the 2000 Annual General Meeting of MSIL, MSIL's shareholders approved a bonus issue of Shares to MSIL's shareholders on the basis of 1 bonus Share for every 5 Shares of MSIL held on August 2, 2000 (the "Bonus Issue"). Based on the 526,559,109 MSIL Shares issued and outstanding as at August 2, 2000, 105,311,821 bonus Shares, credited as fully paid by way of capitalization from the share premium account of MSIL, were allotted on August 3, 2000. The bonus Shares rank pari passu in all respects with the existing issued Shares of MSIL. After the Bonus Issue, and the placement of Shaares in 1999 and exercise of Bonus Warrants referred to above, Man Sang BVI legally and beneficially owned approximately 67.42% of the issued and outstanding Shares of MSIL.

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

On April 30, 2003, the Company repurchased in aggregate 410,000 shares of Common Stock previously issued to 2 business consultants on June 7, 2002, at a price of $1.5 per share. These shares were cancelled on May 12, 2003.

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

The PRC is a major supplier of freshwater pearls. In addition to the traditional smaller freshwater pearls ranging in size from 5mm to 7mm, there was a supply of high quality freshwater pearls ranging in size from 8mm to 10mm, or even sometimes up to 15mm since 1999. These larger freshwater pearls contribute a higher gross profit margin than the traditional smaller freshwater pearls. In fiscal 2002, and continuing into fiscal 2003, there was an overall increase in the supply of freshwater pearls.

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

Products

We presently offer seven product lines including freshwater pearls, Chinese cultured pearls, Japanese cultured pearls, South Sea pearls and Tahitian pearls, pearl jewelry and other jewelry products. Freshwater pearls are available in a variety of shapes and sizes. The most commonly available sizes range from 2mm to 8mm, and the price are generally less expensive than cultured pearls with wholesale prices typically ranging from $2 to $300 per 16 inch strand depending on size, grade and shape. However, since 1998, larger size freshwater pearls are available in the market ranging from 8mm to 10mm, or even sometimes up to 15mm, and the price for the larger size freshwater pearls can reach up to $1,000 per 16 inch strand depending on size, grade and shape. Saltwater cultured pearls generally are round in shape and range in size from 5mm to 18mm. South Sea and Tahitian pearls are considered to be the highest quality saltwater cultured pearls and typically the largest and most expensive followed by Japanese cultured pearls and Chinese cultured pearls. Wholesale prices of cultured pearls typically range from $13 to $70,000 per 16-inch strand.

The following table illustrates by pearl category the typical range of size and wholesale price of cultured pearls we sell, with price variations within each category reflecting size and qualitative differences:

                                                  SIZE          PRICE/16 INCH STRAND
                                                   mm                    US$
Freshwater pearls                                 2-13               2-1,000
Chinese cultured pearl                            5-7.5              13 - 300
Japanese cultured pearls                          7-10               100-2,000
Tahitian pearls                                   8-16               200-15,000
South Sea pearl                                   8-18               300-70,000

We also offer fully assembled pearl jewelry, including necklaces, earrings, rings, pendants, broaches, bracelets, watches, cufflinks, and similar miscellaneous pearl products. For the three years ended March 31, 2003, freshwater and cultured pearls sales as a percentage of our sales of pearls and assembled pearl products were as follows:

                                                    Loose and                           Assembled
 Year                                               Strands Pearls                     Pearl Jewelry
 ----                                       ---------------------------         -----------------------------
                                            Freshwater     Cultured             Freshwater        Cultured
                                                %            %                      %                 %
2003                                           60            87                    40                13
2002                                           66            92                    34                 8
2001                                           53            92                    47                 8

Purchasing

We purchase (i) Chinese cultured pearls from pearl farms and other suppliers in the coastal areas of the southern part of the PRC, including Guangdong and Guangxi Provinces, (ii) South Sea pearls from pearl farms and suppliers in Hong Kong, Australia, the Philippines, and Japan; (iii) Tahitian pearls from pearl farms and suppliers in French Polynesia; and (iv) freshwater pearls from pearl farms and other suppliers in the eastern part of the PRC, including Jiangsu and Zhejiang Provinces.

Our purchase of pearls is conducted by its full-time, well-trained and experienced purchasing staff from our offices in Hong Kong and Shenzhen in the PRC, and a special purchasing office in Zhangjiang in the PRC, the site of the largest Chinese cultured pearl farm. The purchasing staff maintains regular contacts with pearl farms and other suppliers in the PRC, Japan, Hong Kong, Philippines and Tahiti, enabling us to buy directly from farmers whenever possible, to secure the best prices available for pearls and to gain access to a larger quantity of pearls. Our management and purchasing staff meet regularly to assess existing and anticipated pearl demand. The purchasing staff in turn inspects and purchases pearls in the quantities and of the quality and nature necessary to meet existing and estimated demand.

We have no long term purchase contracts, and instead negotiate the purchase of pearls on an as needed basis to correspond with expected demand. While we constantly seek to capitalize on its volume purchasing and relationship with farmers and suppliers to secure the best pricing and quality when purchasing pearls and other jewelry raw materials, we generally purchase raw materials from suppliers at approximately prevailing market prices. We believe that there are numerous alternate supply sources and that the termination of our relationship with any of its existing sources would not materially adversely affect us. To date, we have not experienced any difficulty in purchasing raw materials.

In fiscal 2003, our five largest suppliers the Company accounted for approximately 30.4% (2002: 34.1%) of our total purchases, with the largest supplier accounting for approximately 13.2% (2002: 9.5%) of our total purchases.

In fiscal 2003, approximately 28.2% of our purchases were made in Renminbi, with the remaining amount settled in Japanese Yen, French Polynesian francs, Hong Kong dollars or US dollars. It is our policy not to enter into derivative contracts such as forward contracts and options, unless we consider it necessary to hedge against foreign exchange fluctuations. No such derivative contract was entered into during fiscal 2003. See "Item 7A - Quantitative and Qualitative Disclosures about Market Risk".

Processing and Assembly

Pearl processing and assembly are conducted at our facilities in Shenzhen, PRC. Freshwater pearl processing and assembly operations presently occupy approximately 33,260 square feet and employ 232 workers while cultured pearl processing and assembly operations occupy approximately 23,788 square feet and employ 188 workers. The average compensation per factory worker is HK$619 per month while average supervisory compensation is HK$1,739 per month.

We, with the assistance of specialists from Japan, have trained our work force to implement advanced Japanese bleaching technology. Each worker performs a specific function and is supervised by an officer and technical assistants who are university graduates with chemical technology training and also specialized training by industry specialists from Japan. Prior to participation in pearl processing operations, each worker is required to participate in an extensive on-the-job training program utilizing poor quality pearls for demonstration and training purposes.

Pearl processing occurs in batches or production cycles. Raw pearls and other materials transported to the Company's processing facilities in Shenzhen PRC are first sorted, chemically bleached and, if necessary, drilled. This process, excluding drilling, takes approximately 21 days for freshwater pearls and approximately 70 days for saltwater cultured pearls. Drilling takes approximately 10 days. Next, the pearls are cleaned, dried, waxed, graded, sorted, strung, and if necessary, packaged. The entire production cycle takes approximately 30 days for freshwater pearls and approximately 100 days for saltwater cultured pearls.

Where appropriate, processed pearls are then incorporated into finished jewelry products. Assembly and finishing may include the addition of clasps, decorative jewelry pieces, or other specialty work requested by the customers to produce finished jewelry pieces.

We presently have facilities and pearl processing personnel to produce approximately 29,000 kg (2002: 25,000 kg) of freshwater pearls and 10,000 kg (2002: 10,600 kg) of cultured pearls annually. Fiscal 2003 production totaled approximately 10,360 kg of freshwater pearls and 8,972 kg of cultured pearls, compared to the production of 13,367 kg of freshwater pearls and 6,761 kg of cultured pearls in fiscal 2002. We presently also have adequate assembly and finishing personnel and facilities to produce approximately 1.3 million pieces of finished jewelry annually.

Upon completion of processing, pearls are shipped to our offices in Hong Kong where they are stored for inspection by potential buyers.

Marketing

We market our products from our facilities in Hong Kong. Our sales staff, which is divided into groups organized by geographic regions, presently markets freshwater pearls, Chinese cultured pearls, Japanese cultured pearls, Tahitian pearls, South Sea pearls, and jewelry products.

Our marketing and sales staff maintains on-going communications with a broad range of jewelry distributors, manufacturers and retailers worldwide to assure that customers' pearl requirements are fully satisfied. Our marketing and sales staff regularly visits all major pearl markets and jewelry trade shows to display products, establish contacts with potential customers and evaluate market trends. Apart from attending trade shows and servicing customers, our marketing and sales force principally operates from our headquarters in Hong Kong, where buyers personally visit and inspect our products and place orders. As part of our marketing efforts, we have established two Internet web pages (www.mspearl.com and www.4376zone.com) to market our products. In addition, we have increased our efforts to market pearls and jewelry products to customers in Europe and North America.

Customers

Our customers consist principally of wholesale distributors and mass merchandisers in Europe, the United States, Hong Kong and other Asian countries. For fiscal 2003, no customer accounted for more than 10% of our sales, and our five largest customers accounted for approximately 19.0% (2002: 20.2%), with the largest customer accounting for approximately 9.2% (2002: 9.3%) of our sales. As of March 31, 2003, we had approximately 900 customers. We have no long-term contract with any customer. Most of our customers have been in business with us for a number of years. We do not believe that the loss of any one customer will have a material adverse effect on our financial condition or results of operations.

Our policy is to denominate predominantly all our sales in either US dollars or Hong Kong dollars. Since Hong Kong dollar remained "pegged" to the U.S. dollar throughout fiscal 2003, our sales proceeds have thus far had minimal exposure to foreign exchange fluctuations. See "Item 7A - Quantitative and Qualitative Disclosures about Market Risk".

The following table sets forth by region and by product our net sales for the years ended March 31, 2003, 2002 and 2001:

                              2003                  2002                    2001
                             HK$'000       %       HK$'000         %       HK$'000        %
Cultured Pearls

North America               76,140       23.6       60,000       21.2       53,647       17.2
Europe                      29,654        9.2       41,999       14.9       31,570       10.2
Hong Kong                   33,634       10.4       49,858       17.6       42,421       13.6
Japan                       33,098       10.2       21,721        7.7       19,741        6.3

Other Asian countries       45,151       14.0       33,058       11.7       50,529       16.3
Others                       5,378        1.7        7,419        2.6        8,883        2.9
                           -------      -----      -------      -----      -------      -----
Sub-total                  223,055       69.1      214,055       75.7      206,791       66.5
                           -------      -----      -------      -----      -------      -----

Freshwater Pearls

North America                5,909        1.8        6,719        2.4       16,700        5.4
Europe                       9,408        2.9        8,182        2.9       14,306        4.6
Hong Kong                    7,251        2.3        2,420        0.9        4,771        1.5
Japan                        4,848        1.5        6,243        2.2        2,832        0.9
Other Asian countries        6,140        1.9        8,317        2.9        6,374        2.0
Others                       1,437        0.4        1,234        0.4          899        0.3
                           -------      -----      -------      -----      -------      -----
   Sub-total                34,993       10.8       33,115       11.7       45,882       14.7
                           -------      -----      -------      -----      -------      -----

Assembled Pearl

Jewelry                     65,034       20.1       35,545       12.6       58,436       18.8
                           -------      -----      -------      -----      -------      -----

Total                      323,082      100.0      282,715      100.0      311,109      100.0
                           =======      =====      =======      =====      =======      =====


A majority of sales (by dollar amount) in Hong Kong is for re-export to North America, Europe and other Asian countries.

Seasonality

Our sales are seasonal in nature. The bulk of our sales occur during the months of March, June and September (during major international jewelry trade shows held in Hong Kong in these three months). Accordingly, the results of any interim period are not necessarily indicative of the results that might be expected during a full year.

The following table sets forth our unaudited net sales for the fiscal quarters indicated:

                          Fiscal Year Ended March 31,

                     2003                     2002                   2001
                    -------                 -------                 -------
                     HK$'000       %        HK$'000        %         HK$'000        %
First Quarter        76,776       23.8       73,294       25.9       81,984       26.2
Second Quarter       81,445       25.2       72,645       25.7       95,581       30.7
Third Quarter        66,839       20.7       57,127       20.2       66,102       21.3
Fourth Quarter       98,022       30.3       79,649       28.2       67,442       21.8
                    -------      -----      -------      -----      -------      -----
Total               323,082      100.0      282,715      100.0      311,109      100.0
                    =======      =====      =======      =====      =======      =====

Competition

With the exception of several large Japanese cultured pearl and South Sea pearl suppliers, the pearl business is highly fragmented with limited brand name recognition or consumer loyalty. Selection is generally a function of design appeal, perceived value and quality in relationship to price.

Internationally, we face intense competition. Our principal historical competitors in the Japanese cultured, Tahitian and South Sea pearl markets are Japanese companies. Firms such as Tasaki, Mikimoto, Tokyo and K. Otsuki are the largest traders and distributors of such pearls. Nevertheless, their competitiveness has been impaired by the current weakness in Japan's economy, and the poor harvest of Japanese cultured pearls.

Locally, we compete with approximately 60 companies in Hong Kong that engage actively in the freshwater pearl and Chinese cultured pearl business. Most of such local companies are small operators and some are engaged only in pearl trading. In addition to genuine pearls, we must compete with synthetically produced pearls.

We believe that we are competitive in the industry because of our advanced pearl processing and bleaching techniques, and processing facilities in the PRC which allow us to process pearls at cost that is lower than many of our competitors and because we are a leading purchaser and distributor of Chinese cultured pearls. In addition, we provide one-stop shop convenience to customers and have historically maintained a close relationship with our customers. Therefore, although competition is intense, we believe that we are well positioned in the pearl industry. However, in a highly competitive industry where many competitors have substantially greater technical, financial and marketing resources than us, new competitors may enter into the market and customer preferences may change unpredictably, and there can be no assurance that we will remain competitive.

Other Events

In April 2000, Cyber Bizport Limited ("Cyber Bizport"), a wholly owned subsidiary of MSIL, acquired all issued share capital of Intimex Business Solutions Limited ("IBS"), in part by issuing to the founders of IBS shares that constituted 21% of the enlarged issued share capital of Cyber Bizport immediately after the close of the transaction. IBS assisted with the establishment and maintenance of our web page www.4376zone.com. On March 31, 2003, the Company caused Cyber Bizport to transfer all issued share capital of IBS back to its founders, in exchange for such founders' transfer of the 21% issued share capital of Cyber Bizport that they held. The founders of IBS are third parties independent from the Company and any of its directors, officers or major shareholders.

REAL ESTATE LEASING OPERATIONS

Facilities

In connection with our expansion into pearl processing and assembling operations, we acquired land use rights with respect to, and constructed, an industrial complex ("Man Sang Industrial City") located in Gong Ming Zhen, Shenzhen Special Economic Zone, PRC in September 1991. The land use rights with a total site area of approximately 472,291 square feet we acquired with respect to Man Sang Industrial City have a duration of 50 years starting from September 1, 1991. We acquired the land use rights relating to Man Sang Industrial City and constructed such facility for approximately $3.4 million.

As of March 31, 2003, Man Sang Industrial City consisted of 24 buildings encompassing a total gross floor area of approximately 559,356 square feet. 19 of the buildings in Man Sang Industrial City are factory buildings and 5 are living quarters. In addition to factories, dormitories and shops, Man Sang Industrial City has green zones, playgrounds and other amenities typically offered in industrial/living complexes in the PRC.

Leasing and Management

Throughout fiscal 2003, we utilized 5 buildings in Man Sang Industrial City for pearl processing and assembly, administration and to house employees. The remaining facilities were leased to third party industrial users, primarily foreign investors and non-polluting light industry.

We employed a staff of 31 persons to provide required management, leasing, maintenance and security for Man Sang Industrial City.

As of March 31, 2003, the 19 buildings in Man Sang Industrial City, excluding the 5 buildings utilized for our pearl operations, were used for leasing to third party industrial users. Such facilities are typically offered under leases ranging in duration from 1 year to 3 years. The gross rental income from Man Sang Industrial City for fiscal 2003 was approximately HK$4.51 million compared to approximately HK$4.48 million for fiscal 2002. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Year Ended March 31, 2003 Compared to Year Ended March 31, 2002 - Rental Income".

In addition to Man Sang Industrial City, we own rental properties in Hong Kong ("Hong Kong Rental Properties") which were leased to independent third parties. The Hong Kong Rental Properties consist of the properties as follows:-

a. 2,643 square feet on 17th Floor and a car parking space No.16 on 2nd Floor, Silvercrest, No.24 Macdonnell Road, Midlevels, Hong Kong. A tenancy agreement was made at a monthly rental of HK$37,000 for a term of two years starting from October 20, 2002. The rental income totaled approximately HK$203,500 for fiscal 2003. See "Item 2 - Properties - Hong Kong".

b. 3,586 square feet at Unit 14 and half of Unit 15 of the 6th floor, Block A, Focal Industrial Centre, 21 Man Lok Street, Kowloon, Hong Kong. A tenancy agreement was made on December 29, 2000 for a term of 3 years starting from February 1, 2001. The rental income totaled approximately HK$255,200 for fiscal 2003 and approximately HK$264,000 for fiscal 2002. See "Item 2 - Properties - Hong Kong";

c. 1,585 square feet at Unit 16 of the 6th floor, Block A, Focal Industrial Centre, 21 Man Lok Street, Kowloon, Hong Kong. A tenancy agreement was entered into during fiscal 2002 at a monthly rental of HK$12,680 for a term of 3 years starting from May 12, 2001. The rental income totaled approximately HK$152,160 for fiscal 2003 and approximately HK$154,307 for fiscal 2002. See "Item 2 - Properties - Hong Kong";

d. Parking space No. L-30 on the Ground Floor of Block A, Focal Industrial Centre, 21 Man Lok Street, Kowloon, Hong Kong. A tenancy agreement was made at a monthly rental of HK$3,600 for a term of 2 years starting from September 1, 2002. The rental income totaled approximately HK$49,200 for fiscal 2003 and approximately HK$57,600 for fiscal 2002. See "Item 2 - Properties - Hong Kong";

e. Parking space No. 3 on Floor L3 of Valverde, 11 May Road, Hong Kong. A tenancy agreement on this property and property (f) below was made during the year. See "Item 2 - Properties - Hong Kong".

f. 1,063 square feet at Flat A on 33rd Floor, Valverde, 11 May Road, Hong Kong. A tenancy agreement on this property and property (e) above was made at a total monthly rental of HK$38,000 for a term of 2 years starting from March 15, 2002, which has been reduced to HK$30,000 per month for the period commencing on April 15, 2003 and ending on March 14, 2004. Rental income on this property and property (e) above totaled approximately HK$456,000 for fiscal 2003, and approximately HK$434,714 for fiscal 2002. See "Item 2 - Properties - Hong Kong".

g. 10,880 square feet at 19th Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong. A tenancy agreement was made at a monthly rental of HK$152,320 for a term of 1 year from March 15, 2002. The rental income totaled approximately HK$1,827,840 for fiscal 2003, compared to approximately HK$2,137,031 for fiscal 2002. See "Item 2 - Properties - Hong Kong". After the tenant's departure, we have moved our operations located at 27th Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong, to this location.

Competition

Competition among facilities such as Man Sang Industrial City is intense in the Shenzhen Special Economic Zone. Because of economic incentives available for businesses operating in the Shenzhen Special Economic Zone, numerous facilities have been constructed to house such businesses. While a number of competing facilities may offer greater amenities and may be operated by companies having greater resources, and additional facilities may be constructed, we believe Man Sang Industrial City is competitive with other similar facilities in the Shenzhen Special Economic Zone based on both the quality of facilities and lease rates.

Employees

As of May 31, 2003, we had 969 employees. No employee is governed by collective bargaining agreements and we consider our relations with our employees to be satisfactory. A breakdown of employees by function is as follows:

                                         Hong Kong      PRC      Total
Senior management                            7           --        7
Marketing and sales                         19           24       43
Purchasing                                   6           --        6
Finance and accounting                      12           12       24
Processing and logistics                    32          776      808
Human resources and administration          15           33       48
Real estate leasing                         --           31       31
Information technology                       2           --        2
                                            --          ---      ---
TOTAL                                       93          876      969
                                            ==          ===      ===

SEGMENT INFORMATION

Reportable segment income or loss, and segment assets are as follows:

              Reportable Segment Income or Loss, and Segment Assets

                                            2003          2002
                                            -------      -------
                                            HK$'000      HK$'000
Revenues from external customers
Pearls                                      323,082      282,715
Real estate investment                        7,455        7,526
                                            -------      -------
                                            330,537      290,241
                                            =======      =======

Interest expenses
Pearls                                          859        1,873
Real estate investment                          503        2,460
Corporate assets                                267          553
                                            -------      -------
                                              1,629        4,886
                                            =======      =======

Depreciation and amortization
Pearls                                        6,051        6,031
Real estate investment                        2,013        1,827
Corporate assets                              1,232        1,394
                                            -------      -------
                                              9,296        9,252
                                            =======      =======

Operating income
Pearls                                       24,843       30,538
Real estate investment                          175        1,397
                                            -------      -------
                                             25,018       31,935
                                            =======      =======


Capital expenditure for segment assets
Pearls                                        8,963        2,162
Real estate investment                        2,053           --
Corporate assets                                167           45
                                            -------      -------
                                             11,183        2,207
                                            =======      =======

Segment assets
Pearls                                      334,251      334,579
Real estate investment                       96,447       81,986
Corporate assets                             53,046       72,504
                                            -------      -------
                                            483,744      489,069
                                            =======      =======

ITEM 2.  PROPERTIES

HONG KONG

The head office of the Group at 21st Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong has a gross floor area of approximately 10,880 square feet. We entered into a tenancy agreement for 1 year commencing July 1, 2002. We reached agreement with the landlord to extend our term to June 30, 2004, with an option to further extend our term to June 30, 2006.

From April 1, 2000 through June 30, 2003, we leased the 27th Floor of Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong, with a gross floor area of approximately 10,880 square feet, for the trading of pearl jewelry and the retailing of jewelry and accessories through its e-commerce website, www.4376zone.com. We have vacated the premises and moved our operations at this location to 19th Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong, which we own.

We own the property at Room 407, Wing Tuck Commercial Centre, 177 - 183 Wing Lok Street, Sheung Wan, Hong Kong. The gross floor area of the premises is approximately 957 square feet. In fiscal 2003, we used the property to house our subsidiary, Intimex Business Solutions Company Limited.

We own Units 14, 15 and 16 on 6th Floor and a car-parking space at No. L30 on the Ground Floor of Block A, Focal Industrial Centre, 21, Man Lok Street, Kowloon, Hong Kong. The floor areas of the units are 2,412 square feet, 2,349 square feet and 1,585 square feet respectively. We use half of Unit 15 as warehouse, and lease the rest of the units to independent third parties. See "Item 1 - Business - Real Estate Leasing Operations - Leasing and Management" above.

We own two residential flats with a gross floor area of approximately 1,784 square feet on Flat C and Flat D on 15th Floor, Windsor Mansion, 29-31 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong, which we use as quarters for PRC employees on business trips to Hong Kong.

We own a residential flat with a gross floor area of approximately 1,063 square feet on 33rd Floor, and a parking space at No.3 on L3 Floor of Valverde, 11 May Road, Hong Kong, which we lease to an independent third party. See "Item 1 - Business - Real Estate Leasing Operations - Leasing and Management" above.

We own a residential flat with a gross floor area of approximately 2,838 square feet on 20th Floor, The Mayfair, 1 May Road, Hong Kong, which we use as our Chairman's residence since February 6, 2002.

We own an investment property with a gross floor area of approximately 10,880 square feet at 19th Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong, which we had leased to an independent third party until April 21, 2003. See "Item 1 - Business - Real Estate Leasing Operations - Leasing and Management" above. In May 2003, we moved certain operations previously located on the 27th Floor of the same building into these premises.

PEOPLE'S REPUBLIC OF CHINA

As noted above, we own the land use rights to the site of Man Sang Industrial City for a term of 50 years from September 1, 1991 to September 1, 2041. On March 31, 2003, Man Sang Industrial City consisted of 24 buildings encompassing a total gross floor area of approximately 559,356 square feet. Throughout fiscal 2003, we used most of the units in 5 buildings for pearl processing, administration and staff accommodation, and leased the remaining 19 buildings, amounting to approximately 490,564 square feet of floor space and representing approximately 87.7% of the total gross floor space of Man Sang Industrial City, to independent third parties and industrial users not connected with us.

ITEM 3.  LEGAL PROCEEDINGS

On November 1, 2001, MSJ filed an action in the High Court of Hong Kong against a customer, World Wide Imports, Inc. to claim approximately US$119,182 (for which the Company has made full provision) plus interests and costs. As of May 31, 2003, we have recovered HK$612,316 (approximately US$78,502), and have been promised another HK$268,195 (approximately US$38,384) by December 30, 2003. We estimate that non-recoverable amount and its associated costs, if any, will be immaterial.

MSJ has also made a claim against a Hong Kong vendor for the return of a deposit in the amount of HK$537,765. The vendor has failed to file an Acknowledgement of Service and default judgment was entered against the vendor on March 17, 2003 for the amount of HK$537,765, together with interest and certain costs incurred. We are pursuing enforcement of the default judgment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended March 31, 2003.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our Common Stock has been quoted on the National Association of Securities Dealers, Inc. Electronic Bulletin Board since 1987 and is traded under the symbol "MSHI". However, the market for these securities has historically been extremely limited and sporadic, particularly during the period prior to the Exchange.

The high and low bid prices for our Common Stock for each quarter, and on the last day of each quarter, during our last two fiscal years were as follows:

Period                     Over the quarter          On the last day of quarter
------                     -----------------         ---------------------------
                           High         Low          High                   Low
                           ----         ----         ----                   ----
                            $             $           $                      $
2003

June 30, 2002              1.20         0.60         1.05                   0.75
September 30, 2002         1.32         0.85         0.90                   0.85
December 31, 2002          1.38         0.65         1.10                   1.05
March 31, 2003             1.40         1.05         1.10                   1.10

2002

June 30, 2001              1.39         0.75         0.82                   0.75
September 30, 2001         1.14         0.71         0.95                   0.95
December 31, 2001          2.00         0.75         1.80                   1.70
March 31, 2002             2.10         1.10         1.16                   1.16

The above bid information is provided by Bloomberg LP, and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

HOLDERS

The number of record holders of our Common Stock as of May 31, 2003, was approximately 200. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

DIVIDENDS

We have not paid any dividends with respect to our Common Stock during the two preceding fiscal years, and do not intend to pay dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

Set forth below is certain selected consolidated financial data for the Company and its subsidiaries covering the fiscal years ended March 31, 2003, 2002, 2001, 2000 and 1999 and the selected balance sheet data at March 31 of each such year. This summary should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements provided in Item 7, 7A and 8 respectively, of this Report on Form 10-K.

(Amounts expressed in thousands except share data)

FOR THE FISCAL YEAR                     2003          2002          2001          2000         1999
                                        HK$           HK$           HK$           HK$          HK$
Net sales                              323,082       282,715       311,109       279,289      230,915
Gross profit                            89,922        96,439        16,433        91,136       77,500
Rental income - gross                    7,455         7,526         5,526         4,620        4,304
SG & A expenses
  - for net sales                       65,079        65,901        77,076        64,836       61,101
  - for rental                           7,280         6,129         6,022         3,908        4,167
Operating income (loss)                 25,018        31,935       (61,139)       27,012       16,536
Interest expenses                        1,629         4,886         6,990         5,429        4,500
Interest income                            690         2,785         5,799         5,014        4,018
Non-operating income                     4,425         1,870         6,705         6,576          645
Other than temporary decline in
  fair value of marketable
  securities                            (5,921)           --            --            --           --
Income (loss) before
  income taxes  (N1)                    22,583        31,704       (55,625)       33,173       16,699
Income taxes expenses (benefits)         3,719         1,206        (3,320)        4,811        2,333
Minority interests                       9,943        14,189       (18,112)        8,531        5,551
Net income (loss) (N1)                   8,921        16,309       (34,193)       19,831        8,815
Net income (loss)
  - per share                             1.88          3.70         (7.76)         4.59         2.05
Depreciation and amortization            9,296         9,252         9,162         6,698        5,622
Gross profit margin  (%)                 27.83         34.11          5.28         32.63        33.56

AT MARCH 31                           2003           2002           2001            2000           1999
                                      HK$            HK$            HK$             HK$            HK$
Working capital                     288,315        268,781         219,929         304,234        265,145
Property, plant and
   equipment, net                    66,278         80,333          84,821          97,412        100,734
Real estate investments, net         96,447         81,986          84,369          33,027         29,842
Total assets                        483,744        489,069         512,381         548,681        459,953
%  Return on total assets              1.84           3.33           (6.67)           3.61           1.92
Long-term debts                      16,435         22,010          29,306          20,890         25,511
Total liabilities (excluding
   minority interests)               46,553         74,461         141,809         128,568         84,313
Minority interests                  179,844        170,208         112,234         127,566         92,766
Stockholders' equity                257,347        244,400         258,338         292,547        282,874
Net book value per share               54.3           55.5            58.6            67.8           65.7
%  Return on stockholders' equity      3.47           6.67          (13.24)           6.78           3.12
Gearing ratio  (N2)                    0.78           0.93            0.90            0.78           0.53
Weighted average shares
  outstanding                     4,740,700      4,405,960       4,405,960       4,316,069      4,305,960

N1: Income before income taxes and net income is from continuing operations.

N2: "Gearing ratio" represents the ratio of the Company's total debts and minority interests to shareholders' equity.

N3:      No dividend was paid in the fiscal years presented.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-K contain forward-looking statements that are, by their nature, subject to risks and uncertainties. These forward-looking statements include, without limitation, statements relating to:
(a) future supplies, demands, and purchase and sale prices of pearl and pearl jewelry in the international pearl and jewelry markets, and real estate in Hong Kong and the PRC; (b) sales and profitability of the Company's product and its future product mix; (c) the amount and nature of, and potential for, future developments and competitions; (d) expansion, consolidation and other trends in the pearl and jewelry industry; (e) the Company's business strategy; (f) the Company's estimated financial information regarding its business; (g) tax exemptions and tax rates; and (h) exchange rates. These forward looking statements are based on assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors the Company believes to be appropriate in particular circumstances. However, whether actual results and developments will meet the Company's expectations and predictions depends on a number of known and unknown risks and uncertainties and other factors, any or all of which could cause actual results, performance or achievements to differ materially from the Company's expectations, whether expressed or implied by such forward-looking statements (which may relate to, among other things, the Company's sales, costs and expenses, income, inventory performance, and receivables). Primarily engaged in the processing and trading of pearls and pearls jewelry products, and in real estate investment, the Company's ability to achieve its objectives and expectations are derived at least in part form assumptions regarding economic conditions, consumer tastes, and developments in its competitive environment. The following assumptions, among others, could materially affect the likelihood that the Company will achieve its objectives and expectations communicated through these forward-looking statements: (i) that low or negative growth in the economies or the financial markets of our customers, particularly in the United States and in Europe, will not occur and reduce discretionary spending on goods that might be perceived as "luxuries"; (ii) that the Hong Kong dollar will remain pegged to the US dollar at US$1 to HK$7.8; (iii) that customer's choice of pearls vis-a-vis other precious stones and metals will not change adversely; (iv) that the Company will continue to obtain a stable supply of pearls in the quantities, of the quality and on terms required by the Company; (v) that there will not be a substantial adverse change in the exchange relationship between RMB and the Hong Kong or US dollar; (vi) that there will not be substantial increase in tax burden of subsidiaries of the Company operating in the PRC; (vii) that there will not be substantial change in climate and environmental conditions at the source regions of pearls that could have material effect on the supply and pricing of pearls; and (viii) that there will not be substantial adverse change in the real estate market conditions in the PRC and in Hong Kong. The following discussion of results of operation, liquidity and capital resources, derivative instruments, seasonality and inflation should be read in conjunction with the financial statements and the notes thereto include elsewhere herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. The most significant estimates and assumptions include valuation of inventories, provisions for income taxes and uncollectible accounts, the recoverability of non-consolidated investments and long-lived assets. Actual results could differ from these estimates. Periodically, the Company reviews all significant estimates and assumptions affecting the financial statements and records the effect of any necessary adjustments.

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of the Company's consolidated financial statements:

Sales returns: Sales are recognized at the time we ship products to customers and collectibility for such sales is reasonably assured. Sales are reported net of returns. We maintain a reserve for potential product returns and record, as a reduction to sales, our provision for estimated product returns, which is based on historical experience.

Allowance for doubtful accounts: We maintain an allowance for doubtful accounts based on estimates of the credit-worthiness of our customers. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories write-downs: We write down the amount by which the cost of inventories (determined by the weighted average method) exceeds their estimated market values based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Long-lived assets: We periodically evaluate the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, whenever events and circumstances indicate that the carrying value of the asset may no longer be recoverable. An impairment loss, measured based on the fair value of the asset, is recognized if expected future undiscounted cash flows are less than the carrying amount of the assets.

Non-consolidated investments: An adverse change in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge.

Marketable securities: We hold for long term investment purposes certain publicly traded securities, which are classified as available for sale. Management periodically reviews these investments for other than temporary decline in value. In our review in fiscal 2003, taking into account the length of time and the extent to which the market value of certain securities have been below cost, and other qualitative factors, management determined that a decline in value of such securities was other than temporary, which we recognized in our income statement. Management will continue to periodically review the market value of our investments in securities, and if it determines in the future, based at least in part on the length of time and the extent to which the market value is less than cost as well as the financial conditions and prospects of the respective issuers, that an other than temporary decline in value occurs, we may be required to make further write-downs for such decline in value.

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

OVERVIEW

Fiscal 2003

Net sales in fiscal 2003 increased by HK$40.4 million to HK$323.1 million, representing a 14.3% increase when compared to net sales of HK$282.7 million in fiscal 2002. We attribute such increase in net sales to, among other factors,
(i) our lowering of prices of Chinese cultured pearls on several occasions, in part to increase sales, in part to move certain inventory as determined by management, and in part to stay competitive with our customers in an intensely competitive market, (ii) improvements in general business and consumer confidence resulting in improvements in demand and market sentiment (until the commencement of military conflict between the United States of America and Republic of Iraq (the "Iraq War"), and then the outbreak of the severe acute respiratory syndrome ("SARS") in the PRC, Hong Kong and other countries), (iii) especially with respect to the fourth quarter, contribution by a jewelry business (comprising of assets, inventory and clients) that we acquired in December 2002, and (iv) our increased marketing efforts, flexible pricing strategies, and value added services to satisfy our customers' needs.

Net income for fiscal 2003 was HK$8.9 million, compared to net income of HK$16.3 million for fiscal 2002. We attribute such decrease to, among other factors, (i) a lower gross profit margin when we reduced prices on Chinese cultured pearls on several occasions, (ii) a lower profit margin on sales made by the jewelry business we acquired in December 2002, and (iii) a decline in fair value of marketable securities we hold.

Looking Forward to 2004

The negative impact of the Iraq War and SARS on consumer spending, as well as the ban of Hong Kong jewelry manufacturers and merchants from the Basel trade show, one of the largest annual jewelry trade shows in the world, in Switzerland in March 2003, are well publicized in the press. However, with the Iraqi War concluded, and SARS on the wane, there appears to be a general improvement of consumer spending sentiment. Hong Kong jewelry manufacturers and merchants have had encouraging results at the "JCK" tradeshow in Las Vegas in June 2003. We are closely monitoring the market. While it may be necessary on occasions to deploy various flexible marketing/pricing strategies to re-engage our customers after these major world events, which may in turn exert some pressure on profit margin, we continue to efficiently respond to, if not anticipate, our customers' tastes and demands. We believe offering the right product/services mix to our customers will deliver the best results of operations. In addition, while the newly acquired jewelry business may have a profit margin that is slightly lower than our existing pearl and pearl jewelry businesses, we expect it to contribute positively to our overall profits. Therefore, by strengthening our core pearl business and expanding further into the jewelry business, and simultaneously controlling overall expenditures and enhancing effectiveness of its operations, we remain optimistic for fiscal 2004.

RESULTS OF OPERATIONS

The following table sets forth for the fiscal years indicated certain items from the Consolidated Statements of Income expressed as a percentage of net sales:

                                                        Year Ended March 31,
                                                  -----------------------------
                                                   2003        2002       2001
                                                  -----       -----       -----
                                                    %           %           %
Net sales                                         100.0       100.0       100.0
Cost of sales                                      72.2        65.9        94.7
                                                  -----       -----       -----
Gross profit                                       27.8        34.1         5.3
Rental income, gross                                2.3         2.7         1.8
                                                  -----       -----       -----
                                                   30.1        36.8         7.1

Selling, general and administrative expenses      (22.4)      (25.5)      (26.7)
                                                  -----       -----       -----

Operating income (loss)                             7.7        11.3       (19.6)
Interest expenses                                  (0.5)       (1.7)       (2.3)
Interest income                                     0.2         1.0         1.9
Non-operating income                                1.4         0.6         2.1
Other than temporary decline in fair value
  of marketable securities                         (1.8)         --          --
                                                  -----       -----       -----
Income (loss) before income taxes and
 Minority interests                                 7.0        11.2       (17.9)

Income taxes (expenses) benefits                   (1.1)       (0.4)        1.1
                                                  -----       -----       -----
Net income (loss) before minority interests         5.9        10.8       (16.8)
Minority interests                                 (3.1)       (5.0)        5.8
                                                  -----       -----       -----
Net income (loss)                                   2.8         5.8       (11.0)
                                                  =====       =====       =====


YEAR ENDED MARCH 31, 2003 COMPARED TO YEAR ENDED MARCH 31, 2002

Net Sales and Gross Profit

Net sales in fiscal 2003 increased by HK$40.4 million to HK$323.1 million, representing a 14.3% increase when compared to net sales of HK$282.7 million in fiscal 2002. We attribute such increase in net sales to, among other factors,
(i) our lowering of prices of Chinese cultured pearls on several occasions, in part to increase sales, in part to move certain inventory as determined by management, and in part to stay competitive with our customers in an intensely competitive market, (ii) improvements in general business and consumer confidence resulting in improvements in demand and market sentiment (until the commencement of military conflict between the United States of America and Republic of Iraq (the "Iraq War"), and then the outbreak of the severe acute respiratory syndrome ("SARS") in the PRC, Hong Kong and other countries), (iii) especially with respect to the fourth quarter, contribution by a jewelry business (comprising of assets, inventory and clients) that we acquired in December 2002, and (iv) our increased marketing efforts, flexible pricing strategies, and value added services to satisfy our customers' needs.

Gross profit for fiscal 2003, on the other hand, reduced by HK$6.4 million from HK$96.4 million for fiscal 2002 to HK$90.0 million. We attribute this decrease in gross profit margin to (i) the occasional price reductions on Chinese cultured pearls as described above, and (ii) the lower margin of the jewelry business we acquired in December 2002.

Rental Income

Gross rental income decreased by HK$71K**, or 0.9%, from HK$7.53 million for fiscal 2002 to $7.46 million for fiscal 2003. The decrease in gross rental income was mainly attributable to the reduction in rental income in respect to 19th Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Hong Kong, by HK$309,191 when compared to fiscal 2002. However, such decrease is partially offset by the rental income in respect of the investment property at 17th Floor and Car Parking Space No.16, 24 Macdonnell Road, Midlevels, Hong Kong, which

-----
**As used in this 10-K, the letter "K" appearing immediately after a dollar amount denotes rounding to the nearest $1,000; as an example, $250,499 may be rounded to "$250K".

amounted to HK$203,500, when no rent was collected in respect of such property in fiscal 2002.

Selling, General and Administrative Expenses ("SG & A expenses")

SG & A expenses for fiscal 2003 were HK$72.4 million, consisting of HK$65.1 million attributable to pearl operations and HK$7.3 million attributable to real estate operations. This is an increase of approximately HK$0.4 million, or 0.5%, from HK$72.0 million, consisting of HK$65.9 million attributable to pearl operations and HK$6.1 million attributable to real estate operations, during fiscal 2002.

As a percentage of net sales, SG & A expenses for pearl operations decreased from 23.3% in fiscal 2002 to 20.1% in fiscal 2003.

Interest Income

Interest income for fiscal 2003 decreased by HK$2.1 million to HK$0.7 million from HK$2.8 million in fiscal 2002. The decrease in interest income was principally due to lower interest rates in fiscal 2003 as compared to interest rates in fiscal 2002, and a withdrawal of bank deposits to repay our bank debts. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk".

Interest Expenses

Interest expenses for fiscal 2003 decreased by HK$3.3 million to HK$1.6 million from HK$4.9 million in fiscal 2002 as a result of the drop in interest rate and the use of bank deposits to repay part of its bank borrowings.

Income Taxes Expenses (Benefits)

Our income taxes expenses are HK$3.7 million for fiscal 2003, an increase of HK$2.5 million when compared to an income taxes expense of HK$1.2 million for fiscal 2002, which increase is mainly attributable to the full utilization in fiscal 2003 of tax losses carried forward from prior years.

Net Income (Loss)

Net income for fiscal 2003 decreased by HK$7.4 million to HK$8.9 million, when compared to a net income of HK$16.3 million for fiscal 2002. Such decrease is mainly due to a decrease in gross profit margin, and a decline of fair value of HK$5.9 million on marketable securities purchased in fiscal 2001, which we continue to intend to hold as long-term investment.

Income taxes and minority interests for fiscal 2003 was HK$28.5 million, and the amount for fiscal 2002 was HK$31.7 million.

YEAR ENDED MARCH 31, 2002 COMPARED TO YEAR ENDED MARCH 31, 2001

Net Sales and Gross Profit

Net sales in fiscal 2002 decreased by HK$28.4 million to HK$282.7 million, representing a 9.1% drop when compared to net sales of HK$311.1 million in fiscal 2001. The decrease in sales was mainly attributable to a decrease in demand, which was in turn mainly attributable to a general slow down of the economies of, and weakened business and consumer confidence in, many of our major markets, especially immediately after September 11, 2001. Net sales in the fourth quarter of fiscal 2002, however, was HK$79.6 million, compared to HK$68.0 million for the same period in fiscal 2001; such strong rebound was attributable in part to our increased marketing efforts, and in part to improvement in the market sentiments.

Gross profit for fiscal 2002, on the other hand, improved by HK$80.0 million from HK$16.4million for fiscal 2001 to HK$96.4 million. Gross profit in fiscal 2001 was adversely affected by a write-down of our inventories in the amount of HK$65.0 million.

Rental Income

Gross rental income increased by HK$2.0 million, or 35.3%, to HK$7.5 million for fiscal 2002 compared to HK$5.5 million for fiscal 2001. The increase in gross rental income was mainly attributable to the rental income from 19th Floor of Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong, acquired in February 2001.

SG & A expenses

SG & A expenses for fiscal 2002 were HK$72.0 million, consisting of HK$65.9 million attributable to pearl operations and HK$6.1 million attributable to real estate operations. This is a decrease of approximately HK$11.1 million, or 14.0%, from HK$83.1 million, consisting of HK$77.1 million attributable to pearl operations and HK$6.0 million attributable to real estate operations, during fiscal 2001. Included in the SG&A expenses for fiscal 2002 were impairment loss on goodwill of HK$591K and impairment loss on non-consolidated investment of HK$3.0 million.

The decrease in SG & A expenses was partly due to a decrease in compensation expenses as no stock options were granted by the Company or MSIL for fiscal 2002 (compared to fiscal 2001 when MSIL granted options to purchase 33,000,000 shares at HK$0.297 per share), and partly due to a decrease in compensation, marketing and other operating expenses under the Company's cost savings program. In addition, the Company's investments in new marketing and distribution channels were fully expensed in fiscal 2001.

As a percentage of net sales, SG & A expenses for pearl operations increased from 24.8% in fiscal 2001 to 23.3% in fiscal 2002.

Interest Income

Interest income for fiscal 2002 decreased by HK$3.0 million to HK$2.8 million from HK$5.8 million in fiscal 2001. The decrease in interest income was principally due to lower interest rates for fiscal 2002 as compared to interest rates for fiscal 2001 and the withdrawal of bank deposits to pay down the Company's bank debts. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk".

Interest Expenses

Interest expenses for fiscal 2002 decreased by HK$2.1 million to HK$4.9 million from HK$7.0 million in fiscal 2001 as a result of drops in interest rates and the use by the Company of bank deposits to pay down its bank debts.

Income Taxes (Expenses) Benefits

The Company's income taxes expenses of fiscal 2002 were HK$1.2 million. This is in contrast to income taxes benefits of HK$3.3 million for fiscal 2001. The income taxes benefits in fiscal 2001 were mainly attributable to a deferred tax asset of HK$3.6 million which arose from the inventories write-down in fiscal 2001.

Net Income (Loss)

Net income for fiscal 2002 was HK$16.3 million, compared to net loss of HK$34.2 million for fiscal 2001. The net loss of fiscal 2001 was mainly attributable to the inventories write-down of HK$65.0 million. Net income before inventories write-down, income taxes and minority interests for fiscal 2002 was HK$31.7 million, as compared to HK$9.4 million for fiscal 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has adopted this statement on April 1, 2003. There was no significant impact on the Company's financial position and results of operations.

On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", to update, clarify, and simplify certain existing accounting pronouncements. Specifically, SFAS No. 145: (i) Rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", an amendment of APB Opinion 30, and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", which amended SFAS No. 4, as these two statements required that all gains and losses from the extinguishment of debt be aggregate and, if material, classified as an extraordinary item. Consequently, such gains and losses will now be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions;
(ii) Rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers", an amendment of Chapter 5 of Accounting Research Bulletins No. 43 and an interpretation of APB Opinions 17 and 30, because the discrete event to which the Statement relates is no longer relevant; (iii) Amends SFAS No. 13, "Accounting for Leases", to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as such transactions; (iv) Makes certain technical corrections, which the FASB deemed to be non-substantive, to a number of existing accounting pronouncements.

The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 and No. 64 are effective for fiscal years beginning after May 15, 2002. The provisions related to the amendment of SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. For these provisions that become effective during the year ended March 31, 2003, there was no significant impact on the Company's financial position and results of operations; for the remaining provisions under SFAS No. 145, management is assessing, but has not yet determined, the impact such provisions will have, if any, on its financial position and results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which requires companies to recognize costs associated with exit or disposal activities be recognized when the liability is incurred. Under Emerging Issue Task Force ("EITF") Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this statement eliminates the definition and requirements for recognition of exit costs in EITF Issue 94-3. This statement also established that fair value is the objective for initial measurement of the liability and the liability should be measured initially at fair value only when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. There was no significant impact on the Company's financial position and results of operations as a result of the adoption of SFAS No. 146.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies accounting for derivative instruments, including certain derivatives instruments embedded in other contracts and for hedging activities under SFAS No. 133. This Statement is generally effective for contracts entered into or modified after June 30, 2003. The Company will be required to adopt this statement during the year ended March 31, 2004. Management is assessing, but has not yet determined, the impact that SFAS No. 149 will have, if any, on its financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150. "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement establishes standards for how an issuer classifies and measures certain financial instruments. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement requires that certain financial instruments that, under previous guidance, could be accounted for as equity be classified as liabilities, or assets in some circumstances. This statement does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The statement also requires disclosures about alternative ways of settling the instruments and the capital structure of entities whose shares are mandatorily redeemable. The Company will be required to adopt this statement during the year ended March 31, 2004. Management is assessing, but has not yet determined, the impact that SFAS No. 150 will have, if any, on its financial position and results of operations.

In November 2002, the FASB issued Interpretation ("FIN") No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation requires certain disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 are effective for interim and annual periods ending after December 15, 2002. The initial recognition and initial measurement requirements of FIN No. 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company has adopted FIN No. 45 during the year ended March 31, 2003. There was no significant impact on the Company's financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity needs are to fund accounts receivable and inventories and, to a lesser extent, expand its business operations. At March 31, 2003, the Company had working capital of HK$288.3 million, which included a cash balance of HK$83.8 million, compared to working capital of HK$268.8 million, which included a cash balance of HK$98.3 million (including restricted cash), at March 31, 2002. The current ratio was 10.6 to 1 in fiscal 2003 as compared with that of 6.2 to 1 in fiscal 2002. Net cash provided by operating activities was HK$29.6 million and HK$22.9 million for fiscal 2003 and fiscal

2002, respectively. The increase in cash and cash equivalents by HK$1.6 million was mainly generated by operating activities.

Inventories increased by HK$15.7 million from HK$118.5 million at March 31, 2002 to HK$134.2 million at March 31, 2003. The inventory turns in terms of months decreased from 7.4 months in fiscal 2002 to 6.5 months in this fiscal year. Inventories increased mainly to cater to improved market sentiments and our anticipated attendance at the trade shows in March.

Long-term debts (including current portion of long-term debts) decreased from HK$27.6 at March 31, 2002 to HK$22.0 million. The decrease was attributable to repayment of installment loans. The gearing ratio was 0.78 at March 31, 2003, as compared with 0.93 at March 31, 2002. The decrease was mainly attributable to the repayment of short-term bank borrowing in PRC.

The Company had available working capital facilities of HK$70.6 million in total with various banks at March 31, 2003. Such banking facilities include letter of credit arrangements, import loans, overdraft and other facilities commonly used in the jewelry business. All such banking facilities bear interest at floating rates generally offered by banks in Hong Kong and in the PRC, and are subject to periodic review. At March 31, 2003, the Company did not utilize such credit facilities.

The Company believes that funds to be generated from internal operations and the existing banking facilities will enable the Company to meet anticipated future cash flow requirements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In fiscal 2003, the Company made approximately 28.2% of its purchases in RMB, with the remaining amounts mainly settled in Hong Kong dollars, US Dollars and Japanese Yen (together, 43.8% of total purchase). The RMB is not a fully convertible currency and the PRC government determines its exchange rate against other currencies. There are conflicting speculations in the foreign exchange market for either a devaluation of RMB as an attempt of the PRC government to make PRC exports more competitive, or a revaluation of RMB following the PRC's entry to the World Trade Organization. As PRC has not declared any intention to either devalue or revalue its currency, we believe that the imminent risk of a substantial fluctuation of the RMB exchange rate remains low. At March 31, 2003, the Company had fully repaid its short-term RMB bank borrowings, and the weighted average interest rate was 5.4% per annum.

The Company's policy is to denominate all its sales in either US Dollars or Hong Kong Dollars. Since the Hong Kong Dollar remained "pegged" to the US Dollar throughout the period, the Company's sales proceeds have thus far had minimal exposure to foreign exchange fluctuations.

Therefore, since most of the Company's purchases are made in currencies that the Company believes have low risk of appreciation or devaluation, and sales are made in US dollars, the Company's management determined that the Company's currency risk in the foreseeable future should not be material, and that no derivative contracts such as forward contracts or options to hedge against foreign exchange fluctuations were necessary during fiscal 2003.

In addition, the Company's interest expense is sensitive to fluctuations in the general level of Hong Kong interest rates determined on the basis of Hong Kong Inter-bank Offer Rate ("HIBOR"). As the Hong Kong Dollar is pegged to the US Dollar, which in turn correlates Hong Kong interest rates to US interest rates, any movement in US dollar interest rates is expected to have a corresponding bearing on Hong Kong dollar interest rates. Since interest rates in the United States have been falling since June 30, 2000, three-month HIBOR has decreased by 5.125% from 6.5% as at June 30, 2000 to 1.375% as at March 31, 2003, largely in line with changes in US dollar rates. During fiscal 2003, the Company did not expect risks of a material rise in Hong Kong interest rates, and did not enter into derivate contracts or other arrangements to hedge against such risks. At March 31, 2003, the Company had Hong Kong dollar bank borrowings of about HK$22.0 million, and the weighted average interest rate was 2.6% per annum.

ITEM 8. FINANCIAL STATEMENTS

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                    Page
                                                                                    ----
Independent Auditors' Report                                                        F-1

Consolidated Statements of Income and Comprehensive Income for the years
  ended March 31, 2003, 2002 and 2001                                               F-2

Consolidated Balance Sheets as of March 31, 2003 and 2002                           F-3

Consolidated Statements of Stockholders' Equity for the
  years ended March 31, 2003, 2002 and 2001                                         F-5

Consolidated Statements of Cash Flows for the years
  ended March 31, 2003, 2002 and 2001                                               F-6

Notes to Consolidated Financial Statements                                          F-8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth, as of July 7, 2003, the name and age, position held with the Company and term of office, of each director of the Company and the period or periods during which he or she has served in his or her respective position(s).

NAME                           AGE       POSITION(S) HELD                      TERM OF OFFICE
----                           ---       ----------------                      --------------
Cheng Chung Hing, Ricky         42       President and Chairman of the Board    1/96 - present
                                         Chief Executive Officer                1/98 - present
                                         Chief Financial Officer                2/99 - 8/99
                                                                                and 8/00 - present
Cheng Tai Po                    51       Vice Chairman of the Board             1/96 - present
Yan Sau Man, Amy                40       Vice President and Director            1/96 - present
Lai Chau Ming, Matthew          50       Director                               11/96 -present
Yuen Ka Lok, Ernest             40       Director                               11/96 -present

TERM OF OFFICE

Each of our directors serves until his or her successor is duly elected at the next annual meeting of shareholders or until his or her earlier resignation or removal.

INFORMATION REGARDING EXECUTIVE OFFICERS

The following table sets forth the names, ages and offices of our present executive officers. The periods during which such persons have served in such capacities and information with respect to non-employee directors are indicated in the description of business experience of such persons below.

NAME                              AGE                POSITION HELD
----                              ---                -------------
Cheng Chung Hing, Ricky            42                President, Chairman,
                                                     Chief Executive Officer, Chief
                                                     Financial Officer
Cheng Tai Po                       51                Vice Chairman
Yan Sau Man, Amy                   40                Vice President
Ho Suk Han, Sophia                 34                Secretary

BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS

CHENG Chung Hing, Ricky, co-founder of the Company with its subsidiaries (the "Group"), has served as Chairman of the Board of Directors and President of the Company since January 8, 1996, and of Man Sang International (B.V.I.) Limited ("Man Sang BVI") since December 1995. He was appointed Chief Executive Officer of the Company on January 2, 1998. He was appointed a member of the Compensation Committee of the Board of Directors on September 8, 1997 and Chief Financial Officer on February 27, 1999 but resigned from the two offices on September 18, 1998 and August 6, 1999 respectively. He was again appointed Chief Financial Officer on August 6, 2000. Mr. Cheng was appointed Chairman and a Director of Man Sang International Limited ("MSIL"), an indirect subsidiary listed on The Stock Exchange of Hong Kong Limited, on August 8, 1997 and August 4, 1997, respectively. Prior to the reorganization of the Group in late 1995, which culminated in the Company's issuance of Common Stock and Series A Preferred Stock in exchange for all the outstanding securities of Man Sang BVI in January 1996 (the "Group Reorganization"), he had served as chairman and president of various companies within the Group. Mr. Cheng has 20 years' experience in the pearl business and is responsible for overall planning, strategic formulation and business development of the Company.

CHENG Tai Po, co-founder of the Group, has served as Vice Chairman of the Company since January 8, 1996 and of Man Sang BVI since December 1995. He was appointed Deputy Chairman and a Director of MSIL on August 8 and August 4, 1997, respectively. Prior to the Group Reorganization, he had served as vice-chairman of various companies within the Group. Mr. Cheng has 20 years' experience in the pearl business and is responsible for purchasing and processing of pearls as well as overall planning, strategic formulation and business development of the Company.

YAN Sau Man, Amy, has served as Vice President and a Director of the Company since January 8, 1996 and of Man Sang BVI since December 1995. She was appointed as a Director of MSIL on August 12, 1997. Ms. Yan joined the Group in 1984 and has been responsible for overall marketing and sales activities of the Company.

LAI Chau Ming, Matthew, has served as a Director of the Company since November 1996. He was appointed a member of the Compensation Committee and a member of the Audit Committee of the Board of Directors on September 8, 1997 and September 18, 1998 respectively. Mr. Lai is currently employed as Sales Associate Director of DBS Vickers (Hong Kong) Limited ("DBS Vickers"). Prior to his joining DBS Vickers in July 1996, Mr. Lai served from 1972 to 1996 as a Senior Manager of Sun Hung Kai Investment Company Limited, one of the biggest investment companies in Hong Kong. Mr. Lai has 30 years' experience in investment. He is experienced in the areas of financial management and planning.

YUEN Ka Lok, Ernest, has served as a Director of the Company since November 1996. He was appointed Chairman of the Compensation Committee and a member of the Audit Committee of the Board of Directors on September 8, 1997 and September 18, 1998 respectively. Mr. Yuen was also appointed a Director of MSIL on August 12, 1997. Mr. Yuen is a solicitor and is currently a Partner in the law firm of Messrs. Yuen & Partners. Mr. Yuen joined Messrs. Ivan Tang & Co. ("ITC") as a Consultant in August 1994 and became a Partner in January 1996. He retired from ITC as Partner and started his own practice in the name of Yuen & Partners in August, 1997. Prior to his joining ITC, from March 1992 to August 1994, Mr. Yuen was employed as Assistant Solicitor at Messrs. Van Langenbery & Lau ("VLL") and Messrs. AB Nasir, respectively. Prior to his joining VLL, Mr. Yuen was an Articled Clerk at Messrs. Robin Bridge & John Liu. From 1985 to 1987, Mr. Yuen was an audit trainee at Price Waterhouse (now known as PriceWaterhouseCoopers), an international accounting firm. Mr. Yuen is experienced in civil and criminal litigations as well as general commercial practice.

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

COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

Based solely on a review of copies of the forms provided to the Company, or written representations that no other filing of forms was required, we believe that for fiscal 2003, all reports required under Section 16(a) of the Securities Exchange Act were timely filed.

ITEM 11. EXECUTIVE COMPENSATION

OVERVIEW AND THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

While for convenience of reference this Proxy Statement and the annual report on Form 10-K has used "the Company" when referring to the overall business of the Group, Man Sang Holdings, Inc. itself only has one employee. The employee directors of the Company have entered into Services Agreement with MSIL (see "Employment Agreements"). Other executive officers in the management team are employed by a subsidiary of MSIL.

In the 2002 Annual General Meeting of MSIL held in August 2002, the shareholders of MSIL passed a resolution to authorize its Board of Directors to fix remuneration of all directors (which for MSIL would include all its executives) for the year. The MSIL Board determined that the compensation packages of its directors were generally competitive. Hence, the compensation packages remained unchanged for fiscal 2003.

As at July 7, 2003, the Company via its subsidiary, Man Sang BVI, holds 426,000,000 shares, or 56.66% of the issued capital, of MSIL. Since the overall compensation of the executive officers of the Company is determined by the Board of Directors of MSIL, the Company's Compensation Committee takes up a monitoring function. The Committee reviews the decisions of the MSIL Board in relation to this issue. Should the Committee disagree with the decisions of the MSIL Board, the Committee may advise the Company's Board of

Directors to vote in any general meeting of MSIL against authorizing the MSIL Board to fix compensation for MSIL's directors and executives.

For fiscal 2003, all executive officers received their salaries from MSIL and each of Cheng Chung Hing, Ricky and Cheng Tai Po received a bonus from the Company.

With respect to the Chairman and the Vice Chairman, the Compensation Committee members acknowledged that they have brought to the Company not only their expertise and personal relationships in the pearl industry, but also their vision, foresight and efforts to steer the Company towards more diversified business. The Committee members also took into account the need to retain such highly qualified officers by providing competitive compensation packages, and granted a bonus to each of Cheng Chung Hing, Ricky, Chairman of the Board and Cheng Tai Po, Vice Chairman, on December 20, 2002 and stock options to each of Cheng Chung Hing, Ricky and Cheng Tai Po on March 26, 2003.

EXECUTIVE COMPENSATION

During fiscal 2003, other than its Chief Executive Officer, the Company had two executive officers in the management team, and two additional employees, whose annual compensation exceeded (or would have exceeded if annualized) HK$780,000 (approximately $100,000). The following table sets forth information concerning cash and non-cash compensation paid to such persons during fiscal 2003, 2002 and 2001.

                                                                                                          LONG-TERM
                                               ANNUAL COMPENSATION                                       COMPENSATION
                                       ---------------------------------------                          ----------------
                                                                                                          SECURITIES
                                                                                   OTHER ANNUAL           UNDERLYING
NAME AND PRINCIPAL POSITION             YEAR      SALARY             BONUS        COMPENSATION(5)       OPTIONS GRANTED
---------------------------             ----     ---------        -----------     ---------------       ----------------
                                                  (HK$)              (HK$)            (HK$)                   (#)
Cheng Chung Hing, Ricky                 2003     3,000,000        1,000,000(2)      1,076,400(6)              150,000(8)
Chairman of the Board,                  2002     3,000,000        1,000,000(2)        685,152(6)                   --
President, CEO & CFO                    2001     3,000,000        1,000,000(2)        519,002(6)           12,000,000(9)

Cheng Tai Po                            2003     3,000,000        1,000,000(2)         45,659(7)              100,000(8)
Vice Chairman                           2002     3,000,000        1,000,000(2)      1,083,685(7)                   --
                                        2001     3,000,000        1,000,000(2)      1,185,603(7)           12,000,000(9)

Yan Sau Man, Amy                        2003     1,200,000          150,000(3)             --                      --
Vice President and Director             2002     1,200,000               --                --                      --
                                        2001     1,116,667           83,333(3)             --               6,000,000(9)

So Nai Leung, Jimmy (1)                 2003       393,333          120,000(4)             --                      --
General Manager of a
subsidiary of MSIL

Au Moon Ying, Henry (1)                 2003       464,774               --                --                      --
Group Financial Controller

(1) So Nai Leung, Jimmy and Au Moon Ying, Henry, both commenced employment with the Company in fiscal 2003.

(2) Each of Cheng Chung Hing, Ricky and Cheng Tai Po received a bonus of HK$1,000,000 from the Company for each of fiscal 2003, 2002 and 2001.

(3) Yan Sau Man, Amy received a bonus of HK$150,000 and HK$83,333 from MSIL for fiscal 2003 and 2001 respectively.

(4) So Nai Leung, Jimmy's bonus may, in accordance with his employment agreement, be adjusted at the end of calendar year 2003, depending on his performance. If he exceeds his performance target, he may receive an additional bonus; if he fails to achieve his performance target, he may be required to return some or all bonus already paid to him.

(5) Although the officers receive certain perquisites such as company provided life insurance, travel insurance, medical insurance and mandatory provident fund, the value of such perquisites did not exceed the lesser of HK$390,000 (approximately $50,000) or 10% of the officer's salary and bonus.

(6) In addition to the amounts referred to in note (2) above, Cheng Chung Hing, Ricky is provided the right to use a leasehold property of the Company at no cost as his personal residence. The estimated fair rental value of such leasehold property was HK$1,076,400, HK$685,152 and HK$519,002 for fiscal 2003, 2002 and 2001 respectively. The estimated fair rental value is based on the "rateable value" assessed by the Rating and Valuation Department of The Government of Hong Kong Special Administrative Region. According to the Hong Kong Rating Ordinance (Cap. 116), rateable value is an estimate of the annual rental of the relevant premises at a designated valuation reference date. When assessing a rateable value, all factors which would affect rental value, such as age and size of the premises, quality of finishes, location, transport facilities, amenities and open market rents, are considered.

(7) In addition to the amounts referred to in note (2) above, Cheng Tai Po was provided the right to use a leasehold property of the Company at no cost as his personal residence till January 13, 2002. The estimated fair rental value of such leasehold property was HK$1,055,738 and HK$1,185,603 for fiscal 2002 and 2001 respectively. The estimated fair rental value is based on the "rateable value" assessed by the Rating and Valuation Department of The Government of Hong Kong Special Administrative Region. According to the Hong Kong Rating Ordinance (Cap. 116), rateable value is an estimate of the annual rental of the relevant premises at a designated valuation reference date. When assessing a rateable value, all factors which would affect rental value, such as age and size of the premises, quality of finishes, location, transport facilities, amenities and open market rents, are considered. From January 14, 2002 to June 24, 2002, Cheng Tai Po stayed in a hotel when he was in Hong Kong at the Company's expenses. The hotel charges for fiscal 2003 and 2002 were HK$45,659 and HK$27,947 respectively.

(8) Cheng Chung Hing, Ricky and Cheng Tai Po each received options from the Company in fiscal 2003.

(9) Cheng Chung Hing, Ricky, Cheng Tai Po and Yan Sau Man, Amy each received options from MSIL in fiscal 2001, all of which expired in fiscal 2003 without exercise.

OPTION GRANTS IN FISCAL 2003

The Company

The Compensation Committee and the Board of Directors recognized the need for continuously providing competitive compensation and strong incentives to Cheng Chung Hing, Ricky and Cheng Tai Po who have made significant contributions to the diversification of business of the Company. In this respect, on March 26, 2003, pursuant to the Company's 1996 Stock Option Plan, the Committee granted to Cheng Chung Hing, Ricky and Cheng Tai Po at no consideration non-qualified options to purchase 150,000 and 100,000 shares of the Company's common stock respectively, at an exercise price of $1.1 per share (representing 100% of the latest closing price of the Company's common stock before the date of grant). Half of the options vest on March 26, 2004 and half of which vest on March 26, 2005. These options are not intended to be eligible for special tax treatment as an Incentive Stock Option under Section 422 of the Internal Revenue Code of 1986, as amended.



                                     INDIVIDUAL GRANTS
                                   ----------------------
                                                 PERCENT                                    POTENTIAL REALIZABLE
                                                 OF TOTAL                                     VALUE AT ASSUMED
                                   NUMBER OF     OPTIONS                                    ANNUAL RATE OF STOCK
                                   SECURITIES    GRANTED                                     PRICE APPRECIATION
                                   UNDERLYING    TO                                          FOR OPTION TERM(1)
                                    OPTIONS      EMPLOYEES    EXERCISE      EXPIRATION      --------------------
  NAME AND PRINCIPAL POSITION       GRANTED       IN 2003       PRICE          DATE            5%         10%
------------------------------     ----------    ---------    --------      ----------      -------     --------
                                      (#)           (%)       ($/SHARE)                       ($)         ($)
Cheng Chung Hing, Ricky             150,000          60          1.1         3/26/2013      103,768     262,968
Chairman of the Board,
President, CEO & CFO

Cheng Tai Po                        100,000          40          1.1         3/26/2013       69,178     175,312
Vice Chairman

-----------

(1) These amounts represent the hypothetical option gains that would exist for the options based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the options were granted over the full option terms as required by the Securities and Exchange Commission Rules. These hypothetical gains are not forecasts of future appreciation in the Company's stock prices.

MSIL

In fiscal 2003, MSIL did not grant any option to any of its directors or executive officers.

AGGREGATED OPTION/SAR EXERCISES IN FISCAL 2003 AND FISCAL YEAR-END OPTION/SAR VALUES

No executive officer exercised his/her options to purchase Common Stock of the Company or shares of MSIL in fiscal 2003.

The following table indicates the number of shares subject to exercisable (vested) and unexercisable (unvested) stock options as of March 31, 2003, and the value of exercisable and unexercisable "in-the-money" options, which represents the positive spread between the exercise price of existing stock options and the price of the Common Stock at March 31, 2003.

                                         NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                        UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS AT
                                      OPTIONS AT MARCH 31, 2003               MARCH 31, 2003 (1)
                                    ------------------------------     ------------------------------
NAME                                EXERCISABLE      UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
----                                -----------      -------------     -----------      -------------
The Company

Cheng Chung Hing, Ricky               100,000           150,000              $0                $0

Cheng Tai Po                          100,000           100,000              $0                $0

Yan Sau Man, Amy                      100,000                 0              $0                $0

MSIL

None

------------

(1) Calculated based on the March 31, 2003 closing stock price of $1.10 per share.

PERFORMANCE GRAPH

The following graph summarizes cumulative total shareholder return (assuming reinvestment of dividends) on the Common Stock of the Company and IWI Holding Limited ("IWI"), a peer issuer selected by the Company. The Company's Common Stock was first registered under Section 12(g) of the Securities Exchange Act of 1934, as amended, on June 17, 1996. As there was no trading of the Company's Common Stock on June 17 and June 18, 1996, the trading price of the Common Stock of the Company was not available. Therefore, the measurement period hereto commenced on June 19, 1996 and ended on March 31, 2003, the Company's 2003 fiscal year end date. The graph assumes that $100 was invested on June 19, 1996.

The comparisons in this graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of future stock price performance or the financial performance of the Company. Shareholders are encouraged to review the Financial Statements of the Company contained in the accompanying annual report on Form 10-K for the fiscal year ended March 31, 2003.

[LINE GRAPH]

                                       6/19/96    3/31/97    3/31/98     3/31/99      3/31/00    3/31/01    3/31/02      3/31/03
                                       -------    -------    -------     -------      -------    -------    -------      -------
The Company's Common Stock               $100      $15.57      $8.93      $12.50      $16.07      $ 6.47     $ 8.28      $ 7.85
IWI's Common Stock                       $100      $46.67      $8.32      $ 3.73      $21.33      $ 3.73     $16.00      $ 8.53

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

EMPLOYMENT AGREEMENTS

Man Sang Holdings, Inc. itself has only one employee. However, MSIL entered into Service Agreements with each of Cheng Chung Hing, Ricky, Cheng Tai Po and Yan Sau Man, Amy on September 8, 1997 and September 1, 2000. The major terms of these agreements are as follows:-

- the service agreement of each of Cheng Chung Hing, Ricky, Cheng Tai Po and Yan Sau Man, Amy is for an initial term of 3 years commencing on September 1, 1997 and renewed for another term of 3 years commencing on September 1, 2000. Each service agreement may be terminated by either party by giving the other written notice of not less than 3 months;

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

COMPENSATION OF DIRECTORS

No employee of the Company receives any compensation for his or her service as a Director. The Company paid each of Yuen Ka Lok, Ernest and Lai Chau Ming, Matthew HK$100,000 for their services as non-employee directors of the Company in fiscal 2003. MSIL paid HK$100,000 and HK$200,000 to Yuen Ka Lok, Ernest and Alexander Reid Hamilton (who is not a director of the Company but is a director of MSIL) respectively for their services as a director of MSIL. Except as disclosed in the next paragraph, no additional compensation of any nature was paid to any non-employee director of the Company.

An amount of HK$3,900 is paid to each non-employee director and to Alexander Reid Hamilton for their participation in each Audit Committee meeting. In fiscal 2003, the Audit Committee members were compensated as follows:-



                                                          Amount Received
                                                     ------------------------
         Audit Committee Members                     The Company         MSIL
         -----------------------                     -----------         ----
                                                        (HK$)            (HK$)
         Lai Chau Ming, Matthew                         7,800           N/A
         Yuen Ka Lok, Ernest                           15,600           15,600
         Alexander Reid Hamilton                       15,600           15,600

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee are not executives of the Company or any of its subsidiaries, save as disclosed. "Certain Relationships and Related Transactions."

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

The information furnished in the following table indicates beneficial ownership of shares of the Company's Common Stock, as of July 7, 2003, by (i) each shareholder of the Company who is known by the Company to be beneficial owner of more than 5% of the Company's Common Stock, (ii) each director, nominee for director and Named Officer (defined in "Information Regarding Executive Officers" in Proposal 1 below) of the Company, individually, and (iii) all officers and directors of the Company as a group.

NAME AND ADDRESS                                           AMOUNT AND NATURE OF
OF BENEFICIAL OWNER                                        BENEFICIAL OWNERSHIP(1)     PERCENT OF CLASS
-------------------                                        -----------------------     ----------------
Cafoong Limited (2) (4)                                          2,750,000                 57%
Cheng Chung Hing, Ricky (2) (3) (4)                              2,850,000                 59%
Cheng Tai Po (2) (3) (4)                                         2,850,000                 59%
Yan Sau Man, Amy (3) (4)                                           100,000                  2%
Lai Chau Ming, Matthew (4)                                           - 0 -                  *
Yuen Ka Lok, Ernest (4)                                              - 0 -                  *
Ho Suk Han, Sophia (4)                                               - 0 -                  *
All executive officers and directors as a group (6 persons)      3,050,000                 63%

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

(4) Address is 21st Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong.

PREFERRED STOCK

The following table is furnished as of July 7, 2003, to indicate beneficial ownership of the Company's Series A Preferred Shares by each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Series A Preferred Shares.

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

(2) Address is 21st Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong.

CHANGES IN CONTROL

      To the knowledge of management, there are no present arrangements or pledges of securities of the Company that may result in a change in control of the Company.

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

                                            (a)                     (b)                     (c)
                                                                                    Number of securities
                                                                                  remaining available for
                                                                                   future issuance under
                                    Number of securities                            equity compensation
                                     to be issued upon       Weighted average         plans (excluding
                                  exercise of outstanding    exercise price of    securities reflected in
Plan Category                             options           outstanding options       column (a)) (3)
-------------                     -----------------------   -------------------   -----------------------
Equity compensation plans                 700,000                 $1.177                  1,200,000(1)
approved by security holders

Equity compensation plans                      --                     --                225,561,279 (2)
not approved by security holders

Total                                     700,000                                       226,761,279

(1) Shares indicated are those issuable under the Company's 1996 Stock Option Plan.

(2) Shares indicated are those issuable under MSIL's share option scheme adopted on August 2, 2002 (the "Share Option Scheme"). MSIL's share option scheme adopted on September 7, 1997 was terminated on the same date of adoption of the Share Option Scheme. The shareholders of MSIL, but not the shareholders of the Company, have approved both share option schemes. The Share Option Scheme is administered by the

      MSIL Board of Directors, whose decisions are final and binding on all parties. The Compensation Committee of the Company takes up a monitoring function.

      Under the Share Option Scheme, the MSIL Board of Directors may grant options to an employee, officer, agent or consultant of MSIL or any of its subsidiaries, including any executive or non-executive director of MSIL or any of its subsidiaries, who satisfy certain criteria set out in the Share Option Scheme. The per share exercise price must be at least the highest of (i) the closing price of MSIL shares as stated in The Hong Kong Stock Exchange's daily quotations sheets on the date of grant (which must be a "Business Day," defined as a day on which The Hong Kong Stock Exchange is open for business of dealing in securities); (ii) the average closing price of MSIL shares as stated in The Hong Kong Stock Exchange's daily quotations sheets for the five Business Days immediately preceding the date of grant, and (iii) the nominal value of an MSIL share.

      The limit on the total number of MSIL shares that may be issued upon exercise of all outstanding options granted and yet to be exercised under the Share Option Scheme, together with all outstanding options granted and yet to be exercised under any other share option scheme(s) of MSIL and/or any of its subsidiaries, must not exceed 30% of the number of MSIL's issued shares from time to time. No option may be granted if such grant will result in said 30%-limit being exceeded. Options lapsed or cancelled in accordance with the terms of the Share Option Scheme or any other share option scheme(s) of MSIL and/or any of its subsidiaries are not counted for the purpose of calculating said 30%-limit.

      The Share Option Scheme has other terms and conditions designed to comply with certain rules of The Hong Kong Stock Exchange. For the full text of the Share Option Scheme, see Exhibit 99.1.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

During the past three years,

- before the enactment of Sarbanes-Oxley Act of 2002, the Company had loaned funds to Cheng Chung Hing, Ricky and Cheng Tai Po, the Chairman and Vice Chairman of the Company. The maximum amount advanced to Cheng Chung Hing, Ricky and Cheng Tai Po during the past three years reached HK$520,898 and HK$416,885, respectively, in fiscal 2001. During fiscal 2003, the Company did not make personal loans or advances to any executive officers. All such prior advances were made on an interest free basis and without definitive repayment terms.

- the Company has not received advances from any director, executive officer or shareholder of the Company who is known by the Company to be beneficial owner of more than 5% of the Company's Common Stock.

Yuen Ka Lok, Ernest, a director of both the Company and MSIL, the Chairman of the Compensation Committee and a member of the Audit Committee of the Board of Directors of the Company, is a partner of Messrs. Yuen & Partners, one of the legal advisors to the Company. Messrs. Yuen & Partners receives its standard professional fees in the provision of legal services to the Company.

Lai Chau Ming, Matthew, a director of the Company, a member of the Compensation Committee and the Audit Committee of the Board of Directors of the Company, is Sales Associate Director at DBS Vickers. MSIL holds certain securities that are quoted on The Stock Exchange of Hong Kong Limited and maintains a securities account with DBS Vickers. Mr. Lai is in charge of such account. MSIL pays standard brokerage fees to DBS Vickers when transaction occurs. Mr. Lai has advised the Company that he receives basic monthly salary and a year end performance bonus from DBS Vickers, that he receives no commission from MSIL's securities transactions, and that his performance on MSIL account is insignificant towards the calculation of his year end performance bonus.

Alexander Reid Hamilton, Chairman of the Audit Committee of the Board of Directors of the Company, is a director of MSIL.

In fiscal 2003, the Company established Accurate Gain Developments Limited, a subsidiary incorporated the British Virgin Islands ("Accurate Gain"), to carry out certain feasibility studies on various business proposals. Accurate Gain concluded that said business proposals were not feasible, and Mr. Cheng Chung Hing, Ricky, and Mr. Cheng Tai Po then purchased from the Company all issued share capital of Accurate Gain at the amount at which the Company initially capitalized Accurate Gain, thereby reimbursing the Company for its expenses on the Accurate Gain study.

ITEM 14. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and the participation of the Company's management, including the Company's Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended). Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that would significantly affect these controls subsequent to the date of such evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)   ITEMS FILES AS PART OF REPORT:

1.    FINANCIAL STATEMENTS

The financial statements of the Company as set forth in the Index to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K are hereby incorporated by reference.

2.    EXHIBITS

The exhibits listed under Item 15(c) are filed as part of this Form 10-K.

(B)   REPORT ON FORM 8-K

No report on Form 8-K were filed during the last quarter of the period covered by this report. However, (i) a current report on Form 8-K was filed by the Registrant with the Securities and Exchange Commission on April 29, 2003, to report the Registrant's repurchase of 410,000 shares of Common Stock previously issued to two consultants, and (ii) a current report on Form 8-K was filed by the Registrant with the Securities and Exchange Commission on May 29, 2003, to report the Registrant's program to repurchase shares of its Common Stock in odd lots.

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

Exhibit No.     Description
    10.3        Man Sang Holding, Inc. 1996 Stock Option Plan (3)

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

    10.13       Service Agreement, dated February 10, 2000, between Man Sang
                International Limited and Wong Ka Ming (8)

    10.14       Service Agreement, dated August 31, 2000, between Man Sang
                International Limited and Cheng Chung Hing (8)

    10.15       Service Agreement, dated August 31, 2000, between Man Sang
                International Limited and Cheng Tai Po (8)

Exhibit No.     Description
    10.16       Service Agreement, dated August 31, 2000, between Man Sang
                International Limited and Yan Sau Man, Amy (8)

    13.1        Annual report to security holders (4)

    21.1        Subsidiaries of the Company

    24.1        Power of Attorney (included on page 46)

    99.1 Share Option Scheme of Man Sang International Limited, a subsidiary of the Company (6)

    99.2        Certification of Cheng Chung Hing, Ricky pursuant to 18 U.S.C.
                Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------

(1) Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8- K dated January 8, 1996

(2) Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form 8-A dated June 17, 1996

(3) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10- QSB for the quarterly period ended December 31, 1996

(4) Incorporated by reference to the Form 10- KSB/A for the fiscal year ended March 31, 1997

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


                                        MAN SANG HOLDINGS, INC.

Date: June 27, 2003

                                        By: /s/ CHENG Chung Hing, Ricky
                                           -------------------------------------
                                            CHENG Chung Hing, Ricky
                                            Chairman of the Board, President,
                                            Chief Executive Officer and
                                            Chief Financial Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name                                        Title                                       Date
----                                        -----                                       ----

/s/ CHENG Chung Hing, Ricky         Chairman of the Board, President,                 June 27, 2003
------------------------------      Chief Executive Officer and
CHENG Chung Hing, Ricky             Chief Financial Officer


/s/ CHENG Tai Po                    Vice Chairman of the Board                        June 27, 2003
------------------------------
CHENG Tai Po


/s/ YAN Sau Man, Amy                Vice President and Director                       June 27, 2003
------------------------------
YAN Sau Man, Amy

I, CHENG Chung Hing, Ricky, certify that:

1. I have reviewed this annual report on Form 10-K of Man Sang Holding, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial conditions, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003


                                        /s/ CHENG Chung Hing, Ricky
                                        ----------------------------------------
                                            CHENG Chung Hing, Ricky
                                            Chairman of the Board, President,
                                            Chief Executive Officer and
                                            Chief Financial Officer

SUPPLEMENTAL REPORTS TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

No annual report or proxy material has been forwarded to securities holders of the Registrant covering the Registrant's fiscal 2003; however, if any annual report or proxy material is furnished to security holders in connection with the annual meeting of stockholders to be held in 2003, a copy of any such annual report or proxy materials shall be forwarded to the Commission when it is forwarded to security holders.

INDEX TO EXHIBITS

The following documents are filed (or in the case of Exhibit 99.2, furnished) herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission, and are incorporated by reference as indicated below.

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

Exhibit No.     Description
    10.3        Man Sang Holding, Inc. 1996 Stock Option Plan (3)

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

    10.13       Service Agreement, dated February 10, 2000, between Man Sang
                International Limited and Wong Ka Ming (8)

    10.14       Service Agreement, dated August 31, 2000, between Man Sang
                International Limited and Cheng Chung Hing (8)

    10.15       Service Agreement, dated August 31, 2000, between Man Sang
                International Limited and Cheng Tai Po (8)

Exhibit No.     Description
    10.16       Service Agreement, dated August 31, 2000, between Man Sang
                International Limited and Yan Sau Man, Amy (8)

    13.1        Annual report to security holders (4)

    21.1        Subsidiaries of the Company

    24.1        Power of Attorney (included on page 46)

    99.1 Share Option Scheme of Man Sang International Limited, a subsidiary of the Company (6)

    99.2        Certification of Cheng Chung Hing, Ricky pursuant to 18 U.S.C.
                Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------------

(1) Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8- K dated January 8, 1996

(2) Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form 8-A dated June 17, 1996

(3) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10- QSB for the quarterly period ended December 31, 1996

(4) Incorporated by reference to the Form 10- KSB/A for the fiscal year ended March 31, 1997

(5) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997

(6) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997

(7) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998

(8) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000

                             MAN SANG HOLDINGS, INC.

                        Consolidated Financial Statements
                    Years ended March 31, 2003, 2002 and 2001
                        and Independent Auditors' Report

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS









MAN SANG HOLDINGS, INC.



Independent Auditors' Report...........................................      F-1


Consolidated Statements of Income and Comprehensive Income
  for the years ended March 31, 2003, 2002 and 2001....................      F-2


Consolidated Balance Sheets as of March 31, 2003 and 2002..............      F-3


Consolidated Statements of Stockholders' Equity for the
  years ended March 31, 2003, 2002 and 2001............................      F-5


Consolidated Statements of Cash Flows for the years ended
  March 31, 2003, 2002 and 2001........................................      F-6


Notes to Consolidated Financial Statements.............................      F-8

                            INDEPENDENT AUDITORS' REPORT

      To the Stockholders and the Board of Directors of Man Sang Holdings, Inc.:


      We have audited the accompanying consolidated balance sheets of Man Sang Holdings, Inc. and its subsidiaries as of March 31, 2003 and 2002, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2003, all expressed in Hong Kong dollars. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Man Sang Holdings, Inc. and its subsidiaries as of March 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

      Our audits also comprehended the translation of Hong Kong dollar amounts into U.S. dollar amounts and, in our opinion, such translation has been made in conformity with the basis stated in Note 2. Such U.S. dollar amounts are presented solely for the convenience of readers in the United States of America.



      Deloitte Touche Tohmatsu
      Certified Public Accountants
      Hong Kong
      June 27, 2003

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (Dollars in thousands except share data)

                                                                                       Year ended March 31,
                                                                   ----------------------------------------------------------
                                                                      2003            2003            2002            2001
                                                                   ----------      ----------      ----------      ----------
                                                                       US$             HK$             HK$             HK$

Net sales ....................................................         41,421         323,082         282,715         311,109
Cost of sales ................................................        (29,892)       (233,160)       (186,276)       (294,676)
                                                                   ----------      ----------      ----------      ----------

Gross profit .................................................         11,529          89,922          96,439          16,433
Rental income, gross .........................................            956           7,455           7,526           5,526
                                                                   ----------      ----------      ----------      ----------
                                                                       12,485          97,377         103,965          21,959
Selling, general and administrative expenses:
  Pearls .....................................................         (8,344)        (65,079)        (65,901)        (77,076)
  Real estate investment .....................................           (933)         (7,280)         (6,129)         (6,022)
                                                                   ----------      ----------      ----------      ----------

Operating income (loss) ......................................          3,208          25,018          31,935         (61,139)
Interest expenses ............................................           (209)         (1,629)         (4,886)         (6,990)
Interest income ..............................................             88             690           2,785           5,799
Share of result of associate .................................             (8)            (60)             --              --
Other income .................................................            575           4,485           1,870           6,705
Other than temporary decline in fair value of
  marketable securities ......................................           (759)         (5,921)             --              --
                                                                   ----------      ----------      ----------      ----------

Income (loss) before income taxes and
  minority interests .........................................          2,895          22,583          31,704         (55,625)
Income tax (expenses) benefits ...............................           (477)         (3,719)         (1,206)          3,320
Minority interests ...........................................         (1,275)         (9,943)        (14,189)         18,112
                                                                   ----------      ----------      ----------      ----------

Net income (loss) ............................................          1,143           8,921          16,309         (34,193)
                                                                   ----------      ----------      ----------      ----------

Other comprehensive income (loss), net of taxes:
  Foreign currency translation adjustments ...................             69             536             719             488

  Unrealized holding loss on marketable
    securities arising during the year .......................           (262)         (2,043)         (1,363)         (2,929)
  Reclassification adjustment for other than
    temporary decline in fair value of marketable
    securities included in net income for the year ...........            430           3,355              --              --
                                                                   ----------      ----------      ----------      ----------

Other comprehensive income (loss), net of
  taxes ......................................................            237           1,848            (644)         (2,441)
                                                                   ----------      ----------      ----------      ----------

Comprehensive income (loss) ..................................          1,380          10,769          15,665         (36,634)
                                                                   ==========      ==========      ==========      ==========


Basic and diluted earnings (loss) per
  common share ...............................................     $     0.24      $     1.88      $     3.70      $    (7.76)
                                                                   ==========      ==========      ==========      ==========

Weighted average number of shares of common stock outstanding:
  - basic and diluted ........................................      4,740,700       4,740,700       4,405,960       4,405,960
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

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                     ASSETS

                                                                    March 31,
                                                        -------------------------------
                                                          2003        2003        2002
                                                        -------     -------     -------
                                                           US$         HK$         HK$
Current assets:
  Cash and cash equivalents ........................     10,739      83,766      82,152
  Restricted cash ..................................         --          --      16,169
  Marketable securities ............................      1,279       9,978      13,584
  Accounts receivable, net of allowance
    for doubtful accounts of HK$9,216 and HK$10,054
    in 2003 and 2002, respectively .................      8,954      69,840      60,814
  Inventories ......................................     17,206     134,210     118,511
  Prepaid expenses .................................        813       6,340       2,702
  Deposits and other receivables ...................        655       5,109      11,317
  Other current assets .............................      1,119       8,732      15,983
  Income taxes receivable ..........................         59         458          --
                                                        -------     -------     -------

    Total current assets ...........................     40,824     318,433     321,232

  Property, plant and equipment, net ...............      8,497      66,278      80,333
  Real estate investment, net ......................     12,365      96,447      81,986
  Long-term investments, net of impairment loss of
    HK$3,000 in 2003 and 2002, respectively ........        332       2,586       3,330
  Deferred tax assets ..............................         --          --       2,188
                                                        -------     -------     -------
    Total assets ...................................     62,018     483,744     489,069
                                                        =======     =======     =======

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES


                   CONSOLIDATED BALANCE SHEETS - continued
                   (Dollars in thousands except share data)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             March 31,
                                                                ----------------------------------
                                                                  2003         2003         2002
                                                                --------     --------     --------
                                                                   US$          HK$          HK$
Current liabilities:
  Short-term borrowings ...................................           --           --       29,445
  Current portion of long-term debts ......................          715        5,575        5,575
  Accounts payable ........................................          712        5,554        3,726
  Accrued payroll and employee benefits ...................          922        7,188        4,658
  Other accrued liabilities ...............................        1,228        9,577        8,674
  Income taxes payable ....................................          285        2,224          373
                                                                --------     --------     --------

    Total current liabilities .............................        3,862       30,118       52,451
                                                                --------     --------     --------

Long-term debts ...........................................        2,107       16,435       22,010
                                                                --------     --------     --------

Minority interests ........................................       23,057      179,844      170,208
                                                                --------     --------     --------

Commitments and contingencies (note 12)

Stockholders' equity:
  Series A preferred stock US$0.001 par value
    - authorized, issued and outstanding 100,000
        shares in 2003 and 2002 (entitled in liquidation
        to US$2,500 (HK$19,500)) ..........................           --            1            1
  Series B preferred stock US$0.001 par value
    - authorized 100,000 shares; no shares outstanding ....           --           --           --
  Common stock of par value US$0.001
    - authorized 25,000,000 shares; issued and outstanding,
        4,815,960 shares and 4,405,960 shares in 2003
        and 2002, respectively ............................            5           37           34
  Additional paid-in capital ..............................        7,773       60,633       58,458
  Retained earnings .......................................       25,190      196,491      187,570
  Accumulated other comprehensive income (loss)  ..........           24          185       (1,663)
                                                                --------     --------     --------

    Total stockholders' equity ............................       32,992      257,347      244,400
                                                                --------     --------     --------

    Total liabilities and stockholders' equity ............       62,018      483,744      489,069
                                                                ========     ========     ========


         See accompanying notes to consolidated financial statements.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (Dollars in thousands except share data)



                                    Series A            Series B
                                  preferred stock     preferred stock      Common stock
                                  ---------------     ---------------      ------------
                                  Shares    Amount    Shares    Amount   Shares     Amount
                                  ------    ------    ------    ------   ------     ------
                                              HK$                 HK$                 HK$
Balance at March 31, 2000 .....    100,000        1      --        --   4,405,960       34
Issuance of common shares
  by subsidiary ...............         --       --      --        --          --       --
Stock compensation expense ....         --       --      --        --          --       --
Translation adjustment ........         --       --      --        --          --       --
Unrealized holding loss on
  marketable securities .......         --       --      --        --          --       --
Net loss ......................         --       --      --        --          --       --
                                 ---------   ------     ---       ---   ---------    -----

Balance at March 31, 2001 .....    100,000        1      --        --   4,405,960       34
Issuance of common shares
  by subsidiary ...............         --       --      --        --          --       --
Translation adjustment ........         --       --      --        --          --       --
Unrealized holding loss on
  marketable securities .......         --       --      --        --          --       --
Net income ....................         --       --      --        --          --       --
                                 ---------   ------     ---       ---   ---------    -----

Balance at March 31, 2002 .....    100,000        1      --        --   4,405,960       34
Issuance of common shares .....         --       --      --        --     410,000        3
Stock compensation expense ....         --       --      --        --          --       --
Translation adjustment ........         --       --      --        --          --       --
Unrealized holding loss on
  marketable securities .......         --       --      --        --          --       --
Other than temporary
  decline in fair value
  of marketable securities ....         --       --      --        --          --       --
Net income ....................         --       --      --        --          --       --
                                 ---------   ------     ---       ---   ---------    -----

Balance at March 31, 2003 .....    100,000        1      --        --   4,815,960       37
                                 =========   ======     ===       ===   =========    =====

                                                 --                --                 US$5
                                             ======               ===                =====

                                                           Accumulated      Total
                                   Additional                 other         stock-
                                    paid-in    Retained   comprehensive    holders'
                                     capital   earnings   income (loss)    equity
                                     -------   --------   -------------    ------
                                       HK$        HK$          HK$           HK$
Balance at March 31, 2000 .....      85,636     205,454        1,422       292,547
Issuance of common shares
  by subsidiary ...............        (696)         --           --          (696)
Stock compensation expense ....       3,121          --           --         3,121
Translation adjustment ........          --          --          488           488
Unrealized holding loss on
  marketable securities .......          --          --       (2,929)       (2,929)
Net loss ......................          --     (34,193)          --       (34,193)
                                  ---------   ---------     --------     ---------

Balance at March 31, 2001 .....      88,061     171,261       (1,019)      258,338
Issuance of common shares
  by subsidiary ...............     (29,603)         --           --       (29,603)
Translation adjustment ........          --          --          719           719
Unrealized holding loss on
  marketable securities .......          --          --       (1,363)       (1,363)
Net income ....................          --      16,309           --        16,309
                                  ---------   ---------     --------     ---------

Balance at March 31, 2002 .....      58,458     187,570       (1,663)      244,400
Issuance of common shares .....       2,171          --           --         2,174
Stock compensation expense ....           4          --           --             4
Translation adjustment ........          --          --          536           536
Unrealized holding loss on
  marketable securities .......          --          --       (2,043)       (2,043)
Other than temporary
  decline in fair value
  of marketable securities ....          --          --        3,355         3,355
Net income ....................          --       8,921           --         8,921
                                  ---------   ---------     --------     ---------

Balance at March 31, 2003 .....      60,633     196,491          185       257,347
                                  =========   =========     ========     =========

                                   US$7,773   US$25,190        US$24     US$32,992
                                  =========   =========     ========     =========


          See accompanying notes to consolidated financial statements.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                 Year ended March 31,
                                                                                   ----------------------------------------------
                                                                                    2003         2003         2002         2001
                                                                                   -------      -------      -------      -------
                                                                                     US$          HK$          HK$          HK$
Cash flow from operating activities
Net income (loss) ............................................................       1,143        8,921       16,309      (34,193)
Adjustments to reconcile net income to net cash provided by operating activities:
  Bad debt provision .........................................................          56          440        5,054          214
  Provision for impairment loss of goodwill ..................................          --           --          591           --
  Provision for impairment loss of long-term investments .....................          --           --        3,000           --
  Other than temporary decline in fair value of marketable securities ........         759        5,921           --           --
  Depreciation and amortization ..............................................       1,192        9,296        9,252        9,162
  Loss (gain) on sale of property, plant and equipment .......................          77          603          (55)         733
  Minority interests .........................................................       1,275        9,943       14,189      (18,112)
  Realized gain on sale of marketable securities .............................          --           --           --       (2,027)
  Stock compensation expenses ................................................           1            4           --        4,620
  Share of result of associate ...............................................           8           60           --           --
  Loss on disposal of subsidiaries ...........................................          56          438           --           --
  Changes in operating assets and liabilities, net of effects from sale of subsidiaries:
    Accounts receivable ......................................................      (1,354)     (10,559)      (3,315)      (7,136)
    Inventories ..............................................................      (2,013)     (15,700)      (7,471)      77,021
    Prepaid expenses .........................................................        (512)      (3,998)        (813)       1,987
    Deposits and other receivables ...........................................       1,075        8,382       (6,707)         955
    Other current assets .....................................................         916        7,152       (7,347)        (768)
    Income taxes receivable ..................................................         (59)        (458)       1,725       (1,741)
    Deferred tax assets ......................................................         281        2,188        1,455       (3,643)
    Accounts payable .........................................................         287        2,238          261       (4,931)
    Amount due to affiliate ..................................................          --           --         (184)        (420)
    Accrued payroll and employee benefits ....................................         340        2,655           18          614
    Other accrued liabilities ................................................          23          176       (2,632)      (1,039)
    Income taxes payable .....................................................         237        1,851         (390)      (3,432)
                                                                                   -------      -------      -------      -------

Net cash provided by operating activities ....................................       3,788       29,553       22,940       17,864
                                                                                   -------      -------      -------      -------

Cash flow from investing activities
Decrease (increase) in restricted cash .......................................       2,073       16,169       48,710       (2,422)
Proceeds from disposal of long-term investments...............................         115          900           --           --
Proceeds from sale of property, plant and equipment ..........................          58          452           73           67
Proceeds from disposal of subsidiaries .......................................          44          341           --           --
Purchase of property, plant and equipment ....................................        (787)      (6,137)      (2,207)     (10,845)
Acquisition of a business ....................................................        (667)      (5,200)          --           --
Acquisition of an associate ..................................................         (38)        (300)          --           --
Purchase of long-term investments ............................................         (20)        (156)          --           --
Purchase of marketable securities ............................................          --           --       (3,578)     (23,486)
Expenditure on real estate investment ........................................          --           --           --      (37,439)
Acquisition of subsidiaries ..................................................          --           --           --           89
Proceeds from sale of marketable securities ..................................          --           --           --        9,430
                                                                                   -------      -------      -------      -------

Net cash provided by (used in) investing activities ..........................         778        6,069       42,998      (64,606)
                                                                                   -------      -------      -------      -------

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                             (Dollars in thousands)

                                                                                    Year ended March 31,
                                                                      ----------------------------------------------
                                                                       2003         2003         2002         2001
                                                                      -------      -------      -------      -------
                                                                         US$         HK$          HK$          HK$
Cash flow from financing activities
Increase in short-term borrowings ...............................         121          942       16,170       87,352
Increase in long-term debts .....................................          --           --           --       25,000
Investment from minority shareholder ............................          --           --           --          525
Repayment of short-term borrowings ..............................      (3,766)     (29,377)     (61,378)     (85,469)
Repayment of long-term debts ....................................        (715)      (5,575)     (18,148)      (4,778)
Net proceeds from issuance of common shares by a subsidiary .....          --           --       14,030           --
                                                                      -------      -------      -------      -------

Net cash (used in) provided by financing activities..............      (4,360)     (34,010)     (49,326)      22,630
                                                                      -------      -------      -------      -------

Net increase (decrease) in cash and cash equivalents ............         206        1,612       16,612      (24,112)

Cash and cash equivalents at beginning of year ..................      10,532       82,152       65,294       88,900
Exchange adjustments ............................................           1            2          246          506
                                                                      -------      -------      -------      -------

Cash and cash equivalents at end of year ........................      10,739       83,766       82,152       65,294
                                                                      =======      =======      =======      =======

Supplementary disclosures of cash flow information:

Cash paid (refunded) during the year for:
  Interest and finance charges ..................................         214        1,670        4,821        7,101
  Income taxes paid (refunded) ..................................         343        2,676       (1,584)       5,475
                                                                      =======      =======      =======      =======

Non-cash investing and financing activities:

Issuance of common shares to consultants as consideration for
  their services ................................................         279        2,174           --           --
                                                                      =======      =======      =======      =======

Disposal of subsidiaries:
  Assets disposed of, including interest in an associate of
    HK$240 ......................................................        (971)      (7,571)          --           --
  Liabilities disposed of .......................................         237        1,850           --           --
  Minority interests ............................................         221        1,720           --           --
                                                                      -------      -------      -------      -------

  Net assets disposed of ........................................        (513)      (4,001)          --           --
  Cash consideration received ...................................         296        2,307           --           --
  Inventories received ..........................................         161        1,256           --           --
                                                                      -------      -------      -------      -------

  Loss on disposal of subsidiaries ..............................         (56)        (438)          --           --
                                                                      =======      =======      =======      =======

Net cash proceeds from disposal of subsidiaries:
  Cash consideration received ...................................         296        2,307           --           --
  Cash and cash equivalent disposed of ..........................        (252)      (1,966)          --           --
                                                                      -------      -------      -------      -------

                                                                           44          341           --           --
                                                                      =======      =======      =======      =======


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


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands except share data)


1.         ORGANIZATION AND BASIS OF FINANCIAL STATEMENTS

           ACTIVITIES AND ORGANIZATION

           Man Sang Holdings, Inc. (the "Company") was incorporated in the State of Nevada, the United States of America on November 14, 1986.

           The principal activities of the Company comprise the processing and sale of South Sea, fresh water and cultured pearls and pearl jewelry products. The selling and administrative activities are performed in the Hong Kong Special Administrative Region of the People's Republic of China ("Hong Kong") and the processing activities are conducted by subsidiaries operating in Guangdong Province, the People's Republic of China ("the PRC"). The Company also derives rental income from real estate located at its pearl processing facility in the PRC and from offices in Hong Kong. The Company's activities are principally conducted by its majority held publicly traded subsidiary, Man Sang International Limited ("MSIL").

           The Company has also made a number of investments in companies that supply the Company or distribute its products. The Company has an investment of Renminbi 5.1 million (HK$4.7 million) for a 19.5% stake in a pearl farm located in Nan'ao County in Guangdong Province in the PRC through a cooperative joint venture which has a duration of 11 years. In case of termination or liquidation of the joint venture, the Company is entitled to receive 19.5% of the net assets of the joint venture.

           In April 2000, MSIL acquired all the issued share capital of Intimex Business Solutions Company Limited ("IBS") for a consideration of HK$2,100 which was satisfied by an issue of 42,000,000 new shares of HK$0.05 each in Cyber Bizport Limited, a wholly owned subsidiary of MSIL, representing 21% of the enlarged issued share capital of Cyber Bizport Limited. As a result, MSIL held a 79% equity interest in Cyber Bizport Limited which in turn held the entire equity interest in IBS. The principal business of IBS is the provision of computer consultancy services.

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

           On March 31, 2003, the Company acquired the remaining 21% equity interest of Cyber Bizport Limited by disposing of its entire 79% indirect equity interest in IBS. The Company has accounted for this transaction under the purchase method of accounting. Accordingly, the fair value of the Company's equity interest in IBS, totaling HK$341 was treated as the purchase price for accounting purpose. There is no significant goodwill as a result of this acquisition.

           In July 2002, a wholly-owned subsidiary of the Company acquired a 30% equity interest of China South City Holdings Limited for HK$300, which was accounted for using the equity method in the accompanying financial statements. There is no significant goodwill as a result of this acquisition. In December 2002, the Company disposed of its entire equity interest in that subsidiary to Cheng Chung Hing and Cheng Tai Po, the Company's directors, for a consideration of HK$300.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)


1.         ORGANIZATION AND BASIS OF FINANCIAL STATEMENTS - continued

           ACTIVITIES AND ORGANIZATION - continued

           On October 17, 2002, the Company disposed of its entire 18% equity interest in Gold Treasure International Jewellery Company Limited ("GTI") at a consideration of HK$900. The principal business of GTI is the production of accessories in gold, silver and/or other gems.

           On December 1, 2002, a wholly owned subsidiary of MSIL acquired a business by acquiring property, plant and equipment, inventories and customer information from a jewellery company for a total consideration of HK$7,200. At March 31, 2003, the Company has paid HK$5,200. Under the terms of the agreement, HK$1,000 has to be paid in June 2003 and the remaining HK$1,000 in December 2003. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired based on the estimated fair values at the date of acquisition. No liabilities were assumed in the acquisition. The operating results of this acquisition are included in the consolidated financial statements since the date of acquisition.

           The following table presents the allocation of the purchase price to the assets acquired:

                                                       HK$

                    Property, plant and equipment     5,046
                    Inventories                       2,154
                                                      -----

                    Total acquisition cost            7,200
                                                      =====


           The fair value of the customer information acquired is considered to be insignificant by the Company's management.

           MAN SANG INTERNATIONAL LIMITED ("MSIL")

           MSIL, an indirectly owned subsidiary of the Company and a company incorporated in Bermuda, has its shares listed on The Stock Exchange of Hong Kong Limited.

           On August 2, 1999, at the 1999 annual general meeting of MSIL, MSIL's shareholders approved, among other matters, a "bonus issue of warrants" to MSIL's shareholders on the basis of one bonus warrant for every five shares of MSIL held on August 2, 1999. Each bonus warrant entitles the holder to subscribe in cash at an initial subscription price of HK$0.40 per share (subject to adjustment), and is exercisable at any time from September 14, 1999 to September 13, 2001, both dates inclusive. All the rights attached to the warrants expired on September 13, 2001.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)


1.         ORGANIZATION AND BASIS OF FINANCIAL STATEMENTS - continued

           MAN SANG INTERNATIONAL LIMITED ("MSIL") - continued

           During the year ended March 31, 2001, MSIL issued 105,312,000 shares of HK$0.10 each as a result of the bonus issue of shares in MSIL on the basis of one bonus share for every five shares held on August 2, 2000. At March 31, 2001, the Company held approximately 67.42% of the issued share capital of MSIL.

           In November 2001, MSIL issued 120,000,000 shares for a cash consideration of HK$14,400 representing approximately 15.96% of MSIL's issued and outstanding shares after the issue to unrelated parties. As a consequence, the Company's holding in MSIL was reduced to 56.66%. The difference between the issue price and the Company's carrying value per share after completion of the issuance amounted to HK$29,603 and has been deducted from additional paid-in capital in accordance with policy adopted by the Company. At March 31, 2002 and 2003, the Company held approximately 56.66% of the issued share capital of MSIL.

           BASIS OF PREPARATION OF FINANCIAL STATEMENTS

           The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which differ from those used in the statutory accounts of its subsidiaries. The principal adjustments made by the Company to conform the statutory accounts of the subsidiaries to U.S. GAAP relate to the amortization of properties held for real estate investment, which is not amortized for local statutory reporting, the restatement of properties included in real estate investment and property, plant and equipment at cost, which is stated at open market value estimated by external professional valuers for local statutory reporting, the recognition of compensation cost over the vesting period for the stock options granted by the Company and MSIL, which is not required for local statutory reporting, the recognition of a deferred tax asset, which is not recognized for local statutory reporting unless its recoverability is assured beyond reasonable doubt and the recognition of net unrealized holding gain or loss on marketable securities in the consolidated statements of income for local statutory reporting.

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

           Prior to April 1, 2002, goodwill is amortized on a straight-line basis over its estimated useful life of three years. Amortization expense was HK$393 and HK$195 in 2001 and 2002, respectively. The management determined that there had been an impairment on goodwill and had recognized an impairment loss of HK$591 during the year ended March 31, 2002.

           Starting from April 1, 2002, the Company has adopted SFAS No. 142, "Goodwill and Other Intangible Assets" which requires that upon adoption, amortization of goodwill and other intangible assets with indefinite lives will cease and instead, the carrying value of these intangible assets will be evaluated for impairment on an annual basis. Identifiable intangible assets with definitive lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". There was no effect on the consolidated financial statements of the Company upon the adoption of SFAS No. 142. Reported net income (loss) and earnings
           (loss) per share assuming non-amortization of goodwill for 2001 and 2002 under SFAS No. 142 would not be significantly different from the actual amounts.

           Cash and cash equivalents - Cash and cash equivalents include cash on hand, demand deposits, interest bearing savings accounts, and time certificates of deposit with maturity of three months or less when purchased.

           Inventories - Inventories are stated at the lower of cost determined by the weighted average method, or market value. Finished goods inventories consist of raw materials, direct labor and overheads associated with the processing of pearls.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)


2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

           Marketable securities - The Company classifies its marketable securities as available-for-sale and carries them at market value with a corresponding recognition of net unrealized holding gain or loss (net of tax) as a separate component of stockholders' equity until realized. Unrealised losses are charged against net earnings when a decline in fair value is determined to be other than temporary. Gains and losses on sales of securities are computed on a specific identification basis. Marketable securities comprise:


                                                                                March 31,
                                                                            2003       2002
                                                                            -----     ------
                                                                              HK$       HK$
Publicly traded corporate equity securities listed in Hong Kong:

Gross unrealized losses net of minority interests, included
  in accumulated other comprehensive income ...........................     2,980      4,292
                                                                            =====     ======


Fair value of marketable securities ...................................     9,978     13,584
                                                                            =====     ======


           During the year ended March 31, 2003, the Company recognized losses of HK$5,921 on its marketable securities due to decline in fair value that were determined by management to be other than temporary.

           Long-lived assets - The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets through March 31, 2002, whenever events and circumstances indicate that the carrying value of the asset may no longer be recoverable. An impairment loss, measured based on the fair value of the asset, is recognized if expected future undiscounted cash flows are less than the carrying amount of the assets.

           Starting from April 1, 2002, the Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which requires a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. The statements also requires expected future operating losses from discontinued operations to be recorded in the periods in which the losses are incurred, rather than as of the measurement date as previously required. There was no effect on the consolidated financial statements of the Company upon the adoption of SFAS No. 144.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)


2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

           Property, plant and equipment - Property, plant and equipment is stated at cost. Depreciation is provided using the straight-line method based on the estimated useful lives of the assets as follows:

           Leasehold land and buildings         50 years, or less if the lease period is shorter
           Plant and machinery                  4 to 5 years
           Furniture and equipment              4 years
           Motor vehicles                       4 years

           Assets under construction are not depreciated until construction is complete and the assets are ready for their intended use. No interest was capitalized in the three years ended March 31, 2001, 2002 and 2003.

           Real estate investment - Leasehold land and buildings held for investment are stated at cost. Cost includes the cost of the purchase of the land and construction costs, including finance costs incurred during the construction period. Depreciation of land and buildings is computed using the straight-line method over the term of the underlying lease of the land on which the buildings are located up to a maximum of 50 years.

           Long-term investments - The Company's long-term investments are accounted for under the cost method. In management's opinion, there has been an impairment on the Company's 19.5% stake in a pearl farm in view of its unsatisfactory operating performance. Accordingly, an impairment loss of HK$3,000 has been recognized by reference to the estimated future discounted cash flows generated by the pearl farm and included in the selling, general and administrative expenses for the year ended March 31, 2002.

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

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)


2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

           The diluted EPS is same as the basic EPS for each of the three years ended March 31, 2003.

           In 2001 and 2002, the effect on consolidated EPS of both warrants and options issued by MSIL and options issued by the Company were not included in the computation of diluted earnings per share because it would have resulted in an antidilutive effect.

           In 2003, the effect on consolidated EPS of both options issued by MSIL and options issued by the Company were not included in the computation of diluted earnings per share because it would have resulted in either antidilutive or no dilution effect.

           Foreign currency translation - Assets and liabilities of foreign subsidiaries are translated from their functional currency to Hong Kong Dollars at year end exchange rates, while revenues and expenses are translated at average exchange rates during the year. Adjustments arising from translating foreign currency financial statements are reported as a separate component of stockholders' equity. Gains or losses from foreign currency transactions are included in income.

           Stock-based compensation - The Company has elected to account for its stock option plan using the fair value method in accordance with SFAS No.123 "Accounting for Stock-Based Compensation". Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the vesting period.

           Staff retirement plan costs - The Company's costs related to the defined contribution retirement plans are charged to the consolidated statement of income as incurred.

           Translation into United States Dollars - The financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of Hong Kong dollar amounts into U.S. dollars are for the convenience of readers in the United States of America only and have been made at the rate of HK$7.8 to US$1, the approximate free rate of exchange at March 31, 2003. Such translations should not be construed as representations that the Hong Kong dollar amounts could be converted into U.S. dollars at that rate or any other rate.

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

           Comprehensive income - The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income". Accumulated other comprehensive income represents translation adjustments and unrealized holding losses on marketable securities and is included in the stockholders' equity section of the balance sheet.

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

           Recent changes in accounting standards - In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has adopted this standard on April 1, 2003. There was no significant impact on the Company's financial position and results of operations.

           On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", to update, clarify, and simplify certain existing accounting pronouncements. Specifically, SFAS No. 145: (i) Rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", an amendment of APB Opinion No. 30, and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", which amended SFAS No. 4, as these two standards required that all gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item. Consequently, such gains and losses will now be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions; (ii) Rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers", an amendment of Chapter 5 of Accounting Research Bulletins No. 43 and an interpretation of APB Opinions No. 17 and 30, because the discrete event to which the Statement relates is no longer relevant; (iii) Amends SFAS No. 13, "Accounting for Leases", to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as such transactions; and (iv) makes certain technical corrections, which the FASB deemed to be non-substantive, to a number of existing accounting pronouncements.

           The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 and No. 64 are effective for fiscal years beginning after May 15, 2002. The provisions related to the amendment of SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. For those provisions that become effective during the year ended March 31, 2003, there was no significant impact on the Company's financial position and results of operations; for the remaining provisions under SFAS No. 145, management is assessing, but has not yet determined, the impact such provisions will have, if any, on its financial position and results of operations.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)


2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

           In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which requires companies to recognize costs associated with exit or disposal activities be recognized when the liability is incurred. Under Emerging Issue Task Force ("EITF") Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this statement eliminates the definition and requirements for recognition of exit costs in EITF Issue 94-3. This statement also established that fair value is the objective for initial measurement of the liability and the liability should be measured initially at fair value only when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. There was no significant impact on the Company's financial position and results of operations as a result of the adoption of SFAS No. 146.

           In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies accounting for derivative instruments, including certain derivatives instruments embedded in other contracts and for hedging activities under SFAS No. 133. This Statement is generally effective for contracts entered into or modified after June 30, 2003. The Company will be required to adopt this statement during the year ended March 31, 2004. Management is assessing, but has not yet determined, the impact that SFAS No. 149 will have, if any, on its financial position and results of operations.

           In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement establishes standards for how an issuer classifies and measures certain financial instruments. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement requires that certain financial instruments that, under previous guidance, could be accounted for as equity be classified as liabilities, or assets in some circumstances. This statement does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The statement also requires disclosures about alternative ways of settling the instruments and the capital structure of entities whose shares are mandatorily redeemable. The Company will be required to adopt this standard during the year ended March 31, 2004. Management is assessing, but has not yet determined, the impact that SFAS No. 150 will have, if any, on its financial position and results of operations.

           In November 2002, the FASB issued Interpretation ("FIN") No.45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation requires certain disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No.45 are effective for interim and annual periods ending after December 15, 2002. The initial recognition and initial measurement requirements of FIN No. 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company has adopted FIN No. 45 during the year ended March 31, 2003. There was no significant impact on the Company's financial position and results of operations.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)


3.         OTHER INCOME

           Other income consists of the following:

                                                                       Year ended March 31,
                                                                    2003      2002      2001
                                                                    -----     -----     -----
                                                                     HK$       HK$       HK$
            Gain on sale of marketable securities .............        --        --     2,027
            Foreign currency exchange gain, net ...............       452       378     1,722
            Others ............................................     4,032     1,492     2,956
                                                                    -----     -----     -----

                                                                    4,484     1,870     6,705
                                                                    =====     =====     =====



4.         INCOME TAXES

           Income is subject to taxation in the various countries in which the Company and its subsidiaries operate.

           The components of income (loss) before income taxes and minority interests are as follows:

                                                                     Year ended March 31,
                                                         2003                 2002               2001
                                                       -------              -------             -------
                                                          HK$                   HK$                HK$

           Hong Kong...........................         17,564                2,927             (35,682)
           Other regions in the PRC............         11,246               32,159             (16,581)
           Corporate expenses, net.............         (6,227)              (3,382)             (3,362)
                                                       -------              -------             -------

                                                        22,583               31,704             (55,625)
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

           The Company has three subsidiaries which are incorporated in Guangdong Province, China and operate in the special economic zone of Shenzhen. These companies are subject to PRC income taxes at the applicable tax rate (currently 15%) on taxable income based on income tax laws applicable to foreign enterprises. Pursuant to the same income tax laws, the subsidiaries are fully exempt from PRC income tax on their manufacturing operations for two years starting from the first profit-making year, followed by a 50% exemption for the next three years. The exemptions applicable to all the three subsidiaries expired on December 31, 2002, 2000 and 1999, respectively. These exemptions do not apply to rental income.

           The provision for income tax expenses (benefits) consists of the following:

                                                                            Year ended March 31,
                                                                       2003         2002         2001
                                                                      -------     -------       -------
                                                                        HK$          HK$          HK$
           Current tax:

           Subsidiaries operating in:
             Hong Kong........................................            (88)          7          (198)
             Other regions....................................          1,619        (256)          521
                                                                      -------     -------       -------

                                                                        1,531        (249)          323
           Deferred tax:

           Subsidiary operating in Hong Kong..................          2,188       1,455        (3,643)
                                                                      -------     -------       -------

           Total                                                        3,719       1,206        (3,320)
                                                                      =======     =======       =======


           Had the tax holidays and concessions detailed above not been available, the tax charge would have been increased by HK$385 in 2002 and HK$928 in 2001. Both basic and diluted earnings per share in 2002 would have been reduced by HK$0.09 and both basic and diluted loss per share in 2001 would have been increased by HK$0.21.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)

4.    INCOME TAXES - continued

      A reconciliation between the provision for income tax expenses (benefits) computed by applying the United States statutory tax rate to income (loss) before income taxes and minority interests and the actual provision for income tax expenses (benefits) is as follows:

                                                                 Year ended March 31,
                                                        2003             2002             2001
                                                      -------          -------          -------
                                                        HK$              HK$              HK$
Applicable U.S. federal tax rate .............             34%              34%              34%
                                                      -------          -------          -------

Provision of income taxes at the applicable
  U.S. federal tax rate on income for the year          7,678           10,779          (18,913)
(Non-taxable income) non-deductible expenses .          3,881           (4,099)           9,360
Changes in valuation allowance ...............         (1,491)           2,134            5,490
International rate difference ................         (6,197)          (7,305)           1,478
Others .......................................           (152)            (303)            (735)
                                                      -------          -------          -------

Income tax expenses (benefits) ...............          3,719            1,206           (3,320)
                                                      =======          =======          =======



      Details of deferred tax assets are as follows:

                                            March 31,
                                       2003           2002
                                      ------         ------
                                       HK$            HK$
Deferred tax assets:
  Operating loss carryforwards         6,133          9,812
  Valuation allowance ........        (6,133)        (7,624)
                                      ------         ------
                                          --          2,188
                                      ======         ======


      At March 31, 2003, subsidiaries of the Company had tax loss carryforwards for Hong Kong tax purposes, subject to the agreement of the Hong Kong Inland Revenue Department, amounting to approximately HK$38,333, which have no expiration date. The loss carryforwards can only be utilized by the subsidiaries generating the losses.

      Due to the uncertainty of the realization of certain operating loss carryforwards, the Company has established a valuation allowance against these loss carryforwards in the amount of HK$6,133.

      U.S. deferred tax liabilities have not been provided on approximately HK$257,452 in undistributed earnings of foreign subsidiaries because the Company intends to reinvest those earnings permanently. If such earnings were paid as dividends to the Company in a single distribution, the estimated U.S. income tax, net of foreign tax credits, if allowable, would be approximately HK$87,534.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)

5.    INVENTORIES

      Inventories by major categories are summarized as follows:

                              March 31,
                         2003           2002
                        -------        -------
                          HK$            HK$
Raw materials ..         12,917          1,773
Work in progress         29,399         35,679
Finished goods .         91,894         81,059
                        -------        -------
                        134,210        118,511
                        =======        =======


6.    STAFF RETIREMENT PLANS

      The Company participates in a Mandatory Provident Fund Scheme ("MPF Scheme") for all qualifying employees in Hong Kong with effect from December 1, 2000. The assets of the MPF Scheme are held separately form those of the Company in funds under the control of an independent trustee. The Company contributes 5% of relevant payroll costs (monthly contribution is limited to 5% of HK$20 for each eligible employee) to the MPF Scheme, which contribution is matched by employees.

      The employees of the Company's subsidiaries in the PRC are members of a state-managed retirement benefits scheme operated by the local PRC government. The subsidiaries are required to contribute 8% of the average basic salary to the retirement benefit scheme to fund the benefits. The only obligation of the Company with respect to the retirement benefit scheme is to make the specified contributions.

      The total contributions made for the year ended March 31, 2003, 2002 and 2001 amounted to HK$737, HK$622, and HK$248, respectively.

7.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:

                                             March 31,
                                       2003            2002
                                      -------         -------
                                        HK$             HK$
Leasehold land and buildings .         72,408          92,293
Construction in progress .....          3,516              --
Plant and machinery ..........         11,911           6,938
Furniture and equipment ......          9,394           8,928
Motor vehicles ...............          4,578           4,309
Less: accumulated depreciation        (35,529)        (32,135)
                                      -------         -------

Net book value ...............         66,278          80,333
                                      =======         =======

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)


8.    REAL ESTATE INVESTMENT

                                                                      March 31,
                                                                2003            2002
                                                               -------         -------
                                                                 HK$             HK$
At cost:
Leasehold land and buildings - Hong Kong ..............         78,513          62,038
                             - Other regions of the PRC         27,631          27,631
Less: accumulated depreciation ........................         (9,697)         (7,683)
                                                               -------         -------
                                                                96,447          81,986
                                                               =======         =======


      The real estate investment in other regions of the PRC represents the Company's interest in an industrial complex known as Man Sang Industrial City located in Gong Ming Zhen, Shenzhen. Part of the industrial complex is used by the Company and is included in property, plant and equipment. The remaining leasehold land and buildings are classified as real estate investment and are leased to unaffiliated third parties under cancelable operating lease agreements. The real estate investment in Hong Kong principally represents office premises leased to unaffiliated third parties under non-cancelable operating lease agreements.

      Rental income relating to such operating leases is included in gross rental income in the consolidated statements of income and amounted to HK$7,455 in 2003, HK$7,526 in 2002 and HK$5,526 in 2001.

9.    SHORT-TERM BORROWINGS

                                               March 31,
                                          2003          2002
                                         ------        ------
                                          HK$           HK$
Bank loans ......................            --        29,445
                                         ======        ======
Weighted average interest rate on
  borrowings at end of year .....            --          5.60%
                                         ======        ======
At end of year:
Bank credit facilities ..........        70,563        86,445
Utilized ........................            --        29,445
                                         ------        ------
Bank credit facilities available         70,563        57,000
                                         ======        ======


      Interest rates are generally based on the banks' prime lending rates and the credit lines are normally subject to periodic review. There are no significant covenants or other financial restrictions relating to the Company's short-term borrowings.

      At March 31, 2003, leasehold land and buildings with a net book value of HK$46,074 and real estate investments with a net book value of HK$69,256 were pledged as collateral for the above facilities and long-term debts described in note 11. Other than the restricted cash of HK$16,169 pledged at March 31, 2002, there is no restriction on the use of the assets pledged for such facilities and bank loans.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (Dollars in thousands)

10.   OTHER ACCRUED LIABILITIES

      Other accrued liabilities consist of the following:

                              March 31,
                          2003         2002
                          -----        -----
                           HK$          HK$
Accrued expenses .        4,652        2,517
Commission payable           --          552
Deposits received         1,006        1,893
Sundry payables ..        2,688        2,473
Others ...........        1,231        1,239
                          -----        -----
                          9,577        8,674
                          =====        =====



11.   LONG-TERM DEBTS

                                                                            March 31,
                                                                        2003          2002
                                                                       ------        ------
                                                                        HK$            HK$
Long-term debts consist of:

Bank loan bearing interest at Hong Kong Inter-Bank Offered Rate
  ("HIBOR") (1.375% at March 31, 2003) plus 1.25%, repayable
  by monthly instalments of HK$156 through 2009 ...............        11,094        12,969
Bank loan bearing interest at HIBOR plus 1.1%, repayable by
  quarterly instalments of HK$625 through 2007 ................         7,916        10,416
Bank loan bearing interest at HIBOR plus 1.5%, repayable by
  quarterly instalments of HK$300 through 2006 ................         3,000         4,200
                                                                       ------        ------
Total .........................................................        22,010        27,585
Current portion of long-term debt .............................         5,575         5,575
                                                                       ------        ------
Long-term debts, less current portion .........................        16,435        22,010
                                                                       ======        ======

Maturities of long-term debts as of March 31, 2003 are as follows:

                               HK$
Year ending March 31,
2004 ................         5,575
2005 ................         5,575
2006 ................         4,975
2007 ................         2,291
2008 ................         1,875
After 2008 ..........         1,719
                             ------
                             22,010
                             ======


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

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)

12.   COMMITMENTS AND CONTINGENCIES

      The Company leases premises under various operating leases which do not contain any escalation clauses and all of the leases contain a renewal option. Rental expense under operating leases was HK$3,974 in 2003, HK$4,678 in 2002 and HK$4,916 in 2001.

      As at March 31, 2003, the Company and its subsidiaries were obligated under non-cancelable operating leases requiring minimum rentals of HK$1,025 payable within one year.

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

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES



             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)

13.   CAPITAL STOCK - continued

      The Series B preferred shares are convertible into common stock commencing on or after 45 days following the sale of such shares. Each of the Series B preferred shares is convertible into the number of shares of common stock determined by dividing US$1 by an amount equal to the lesser of (1) the market price of the common stock on the closing date of the sale of such shares or (2) 70% of the average closing bid price of the common stock for the five trading days preceding the conversion. The right of the holders of Series B preferred shares to convert such shares into common stock expired on December 31, 1997. The Series B preferred shares have a liquidation preference of US$1,000 per share and are subject, at the election of the Company, to redemption or conversion at such price after December 31, 1997. At March 31, 2003, no shares of Series B preferred stock were outstanding.

      On June 7, 2002, the Company issued in aggregate 410,000 shares of common stock of par value US$0.001 per share to two business consultants pursuant to two separate business consulting agreements dated June 1, 2002. The amount of the relevant compensation expenses of approximately HK$2,174, being the fair value of the shares issued, is being recognized over the service period of the contracts. During the year ended March 31, 2003, approximately HK$906 was charged to the income statement.

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

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)

14.   STOCK OPTION PLANS - continued

      Option activity of the Holding Company Options is as follows:

                                                           Number                         Exercise price
                                                         of Holding                  with the weighted average
                                                       Company Options             exercise price in parenthesis
                                                       ---------------             -----------------------------
Outstanding at April 1, 2000                                600,000                 US$1.22 and US$1.5
                                                                                      (US$1.2667)
Cancelled                                                  (100,000)                US$1.5
                                                           --------
Outstanding at March 31, 2001                               500,000                 US$1.22
Cancelled                                                   (50,000)                US$1.22
                                                           --------
Outstanding at March 31, 2002                               450,000                 US$1.22
Granted                                                     250,000                 US$1.1
                                                           --------
                                                                                    US$1.22 and US$1.1
Outstanding at March 31, 2003                               700,000                   (US$1.1771)
                                                           ========


      Total number of options exercisable were 700,000 and 450,000 as of March 31, 2003 and 2002, respectively, at the weighted average exercise prices of US$1.1771 and US$1.22.

      Additional information on options outstanding at March 31, 2003 is as follows:

                                                  Options outstanding
                                                  and exercisable as
                                                   of March 31, 2003
                                                   -----------------
                                                                  Weighted
                                             Number                average
                                           outstanding            remaining
                                               and               contractual
Exercise price                             exercisable          life (years)
--------------                             -----------          ------------
      US$
     1.10                                      250,000                  10
     1.22                                      450,000                4.55
                                               -------             -------
                                               700,000                6.50
                                               =======             =======


      At March 31, 2003 and 2002, 1,200,000 and 1,450,000 options, respectively, were available for future grant under the Plan.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)


14.   STOCK OPTION PLANS - continued

      MSIL OPTIONS

      On August 2, 2002, MSIL adopted a new share option scheme (the "2002 Scheme") and terminated the one adopted on September 8, 1997 (the "1997 Scheme"). Upon termination of the 1997 Scheme, no further options will be granted thereunder but in all other respects, the provisions of the 1997 Scheme shall remain in force and all outstanding options granted prior to such termination shall continue to be valid and exercisable in accordance therewith. During the year ended March 31, 2003, all options granted under the 1997 Scheme (the "MSIL Options") lapsed and no options were granted under the 2002 Scheme during the year.

      In accordance with the 2002 Scheme, MSIL may grant options to any person being an employee, officer, agent, or consultant of group headed by MSIL ("MSIL Group") including executive or non-executive directors of MSIL Group to subscribe for shares in MSIL at a price determined by the board of directors of MSIL being at least the highest of (a) the closing price of the shares on The Stock Exchange of Hong Kong Limited (the "Stock Exchange") on the date of grant of the option, which must be a trading day; (b) the average closing price of the shares on the Stock Exchange for the five trading days immediately preceding the date of grant of the option; and (c) the nominal value of the shares. The purpose of the 2002 Scheme is to provide incentives to the people who were granted options to contribute to MSIL Group and to enable MSIL Group to recruit high-caliber employees and attract resources that are valuable to MSIL Group.

      The total number of shares which may be issued upon exercise of all options to be granted, together with all options to be granted under any other share option scheme(s) of MSIL and/or any of its subsidiaries, must not represent more than 10% of the nominal amount of all the issued shares of MSIL as at August 2, 2002.

      The 2002 Scheme shall be valid and effective for a period of 10 years commencing August 2, 2002.

      Options may be exercised at any time during the option period, which is to be notified by the board of directors of MSIL to each grantee, commencing on the date of grant or such later date as the board of directors of MSIL may decide and expiring on such date as the board of directors of MSIL may determine, provided that such period is not to exceed ten years from the date of grant.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)

14.   STOCK OPTION PLANS - continued

      Option activity of the MSIL options under 1997 Scheme is as follows:

                                               Number                     Exercise price
                                               of MSIL               with the weighted average
                                               Options             exercise price in parenthesis
                                               -------             -----------------------------
Outstanding at April 1, 2000                   46,250,000         HK$0.6208 and HK$0.4460 and HK$0.2560
                                                                    (HK$0.5108)
Granted                                        33,000,000         HK$0.2970
Lapsed                                        (36,450,000)        HK$0.6208 and HK$0.4460
Exercised                                      (2,050,000)        HK$0.2560
Adjusted                                        8,151,450         (Note)
Cancelled                                      (1,200,000)        HK$0.2475
                                               ----------
Outstanding at March 31, 2001                  47,701,450         HK$0.2133 and HK$0.2475 (HK$0.2408)
Lapsed                                         (4,440,131)        HK$0.2133 and HK$0.2475 (HK$0.2408)
                                               ----------
Outstanding at March 31, 2002                  43,261,319         HK$0.2133 and HK$0.2475 (HK$0.2408)
Lapsed                                        (43,261,319)        HK$0.2133 and HK$0.2475 (HK$0.2408)
                                               ----------
Outstanding at March 31, 2003                        -
                                               ==========


Note: MSIL issued bonus shares to its shareholders on August 3, 2000; the number and the exercise prices of the MSIL options in issue were adjusted accordingly pursuant to the 1997 Scheme.

      No options were exercisable as of March 31, 2003 under the 2002 Scheme.

      Total number of options exercisable were 43,261,319 as of March 31, 2002, under the 1997 Scheme at the weighted average price of HK$0.2408.

      At March 31, 2003, 75,187,093 options were available for future grant under the 2002 Scheme.

      At March 31, 2002, 29,670,774 options were available for future grant under the 1997 Scheme.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)

14.   STOCK OPTION PLANS - continued

      COMPENSATION EXPENSES

      The Company has elected to account for the Holding Company Options and the MSIL Options using the fair value method. The fair values of each Holding Company Option granted on March 26, 2003 and September 16, 1997 and of each MSIL Option granted on April 28, 2000, November 16, 1999, December 3, 1997 and October 16, 1997 were calculated to be US$0.28, US$0.63, HK$0.14, HK$0.07, HK$0.19 and HK$0.13, respectively, using the Black-Scholes option pricing model, with the following assumptions:

                                                Holding Company                             MSIL Options
                                              Options granted on                             granted on
                                            -------------------------     --------------------------------------------
                                                                                                      October 16, 1997
                                             March 26,  September 16,    April 28     November 16,          and,
                                               2003          1997          2000           1999        December 3, 1997
                                               ----          ----          ----           ----        ----------------
Risk-free interest rate per annum              1.25%         5.90%          6%            5.50%             5.25%
Expected life                                 2 years       2 years       2 years        2 years           2 years
Expected volatility                             45%           63%           62%            3%                33%
Expected dividend yield                         Nil           Nil           5%             5%                5%

      The total compensation expense of the Holding Company Options and the MSIL Options recognized in the consolidated statements of income for the years ended March 31, 2003 and 2001, net of minority interests' share of HK$Nil and HK$1,499, was HK$4 and HK$3,121, respectively.

15.   RELATED PARTY TRANSACTIONS

      During the periods presented, certain leasehold properties were provided free of charge to Cheng Chung Hing and Cheng Tai Po, directors of the Company, for their residential use.

      In December 2002, the Company disposed of its entire equity interest of a wholly owned subsidiary which held a 30% equity interest of China South City Holdings Limited, for a consideration of HK$300 to Cheng Chung Hing and Cheng Tai Po, directors of the Company. The carrying value of the net assets disposed of amounted to approximately HK$240.

      In addition, the Company advanced HK$Nil in 2003, HK$770 in 2002 and HK$938 in 2001 to certain directors on an interest-free basis without specific repayment terms. All amounts were repaid during each year.

      The Company paid professional fees of HK$301 in 2003, HK$36 in 2002 and HK$135 in 2001 to Messrs. Yuen & Partners for the provision of legal and professional services to the Company. Yuen Ka Lok, Ernest, a director of both the Company and MSIL, the Chairman of the Compensation Committee and a member of the Audit Committee of the Board of Directors of the Company, is a partner of Messrs. Yuen & Partners.

      The Company paid standard brokerage fees to DBS Vickers (Hong Kong) Limited ("DBS Vickers") for holding certain securities on behalf of the Company and maintains a securities account with DBS Vickers. Lai Chau Ming, Matthew, a director of the Company, a member of the Compensation Committee and the Audit Committee of the Board of Directors of the Company, is Sales Associate Director of DBS Vickers. The amounts of brokerage fees paid to DBS Vickers during the periods presented were considered insignificant by the management.

      The Company also had purchases of HK$5,415 in 2001 from GTI, in which the Company holds an equity interest of 18% before disposal by the Company on October 17, 2002.

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

      Details of the amounts receivable from the five customers with the largest receivable balances at March 31, 2003 and 2002 are as follows:

                                               Percentage of
                                           accounts receivable
                                                March 31,
                                            2003          2002
                                           ------        ------
Five largest receivable balances           39.95%        36.17%

      The Company is not aware of any financial difficulties being experienced by its major customers. Bad debt provisions were HK$440 in 2003, HK$5,054 in 2002 and HK$364 in 2001. The deductions from the allowance for doubtful accounts which represented write-offs of bad debts were HK$1,278 in 2003 and HK$214 in 2002.

17.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of cash, marketable securities, accounts receivable and accounts payable are reasonable estimates of their fair values because of the short maturity of these amounts. The carrying amounts of short-term borrowings and long-term debts approximate their fair values as their interest rates approximate those which would have been available at March 31, 2003 for debts of the same remaining maturities.

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

      The Company's chief operating decision maker evaluates segment performance and allocates resources based on several factors, of which the primary financial measures are revenues from external customers and operating income (loss).

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)


18.   SEGMENT INFORMATION - continued

      Contributions of the major activities, profitability information and asset information are summarized below:

                                                         Year ended March 31,
                                                 2003            2002             2001
                                               --------        --------         --------
                                                  HK$             HK$             HK$
Revenues from external customers:
  Pearls ..............................         323,082         282,715          311,109
  Real estate investment ..............           7,455           7,526            5,526
                                               --------        --------         --------
                                                330,537         290,241          316,635
                                               ========        ========         ========
Operating income (loss):
  Pearls ..............................          24,843          30,538          (60,643)
  Real estate investment ..............             175           1,397             (496)
                                               --------        --------         --------
                                                 25,018          31,935          (61,139)
                                               ========        ========         ========
Interest expenses:
  Pearls ..............................             859           1,873            2,898
  Real estate investment ..............             503           2,460            2,368
  Corporate assets ....................             267             553            1,724
                                               --------        --------         --------
                                                  1,629           4,886            6,990
                                               ========        ========         ========
Depreciation and amortization:
  Pearls ..............................           6,051           6,031            6,597
  Real estate investment ..............           2,013           1,827            1,033
  Corporate assets ....................           1,232           1,394            1,532
                                               --------        --------         --------
                                                  9,296           9,252            9,162
                                               ========        ========         ========
Capital expenditure for segment assets:
  Pearls ..............................           8,963           2,162            6,416
  Real estate investment ..............           2,053              --           37,439
  Corporate assets ....................             167              45            4,429
                                               --------        --------         --------
                                                 11,183           2,207           48,284
                                               ========        ========         ========
Segment assets:
  Pearls ..............................         334,251         334,579          355,592
  Real estate investment ..............          96,447          81,986           84,369
  Corporate assets ....................          53,046          72,504           72,420
                                               --------        --------         --------
                                                483,744         489,069          512,381
                                               ========        ========         ========
Long-lived assets:
  Pearls ..............................          28,353          25,573           32,556
  Real estate investment ..............          96,447          81,986           84,369
  Corporate assets ....................          40,511          58,090           59,381
                                               --------        --------         --------
                                                165,311         165,649          176,306
                                               ========        ========         ========

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)


18.   SEGMENT INFORMATION - continued

      The operating income of the pearl segment for the year ended March 31, 2002 has been arrived at after an impairment charge of HK$3,000 recognized in respect of the Company's 19.5% stake in a pearl farm (see Note 2).

      Corporate assets consist principally of marketable securities and leasehold land and buildings held as quarters used by certain directors and employees of the Company.

      All of the Company's sales of pearls are coordinated through the Hong Kong subsidiaries and an analysis by destination is as follows: Year ended March 31,

                                                    Year ended March 31,
                                             2003           2002           2001
                                           -------        -------        -------
                                             HK$            HK$            HK$
Net sales:
  Hong Kong .......................         51,515         61,626         68,753

Export:
  North America ...................         92,830         73,655         78,300
  Europe ..........................         69,269         58,374         63,080
  Japan ...........................         39,923         30,655         25,426
  Asian countries, other than Japan         58,932         47,322         64,522
  Others ..........................         10,613         11,083         11,028
                                           -------        -------        -------
                                           323,082        282,715        311,109
                                           =======        =======        =======


      The Company operates in only one geographic area. The location of the Company's identifiable assets is as follows:

                                              March 31,
                                 2003           2002           2001
                                -------        -------        -------
                                  HK$            HK$            HK$
Hong Kong ..............        399,628        371,558        383,268
Other regions of the PRC         84,116        117,511        129,113
                                -------        -------        -------
                                483,744        489,069        512,381
                                =======        =======        =======

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)

19.   SUBSEQUENT EVENT

      On April 30, 2003, the Company repurchased 410,000 shares of the Company's common stock for US$1.50 per share, and the repurchased shares were cancelled on May 12, 2003.

      On May 27, 2003, the Company launched a small shareholder buyout program to purchase shares of the Company's common stock from shareholders who, on May 27, 2003, owned 99 or fewer shares of the Company. These shareholders can sell their shares directly to the Company without having to pay a brokerage commission or incurring any other transaction charges. The purchase price for the shares will be the average of the closing prices reported on the Over-the-Counter Bulletin Board from May 27, 2003 through and including June 26, 2003. The management does not expect that the amount to be paid for the purchase of these shares will be significant.

20.   QUARTERLY DATA (UNAUDITED)

                                                  1st            2nd            3rd             4th
                                                Quarter        Quarter        Quarter         Quarter
                                                -------        -------        -------         -------
                                                  HK$            HK$            HK$             HK$
2003

Net sales                                        76,776         81,445         66,839          98,022
Gross profit                                     24,319         28,031         15,208          22,364
Operating income                                 10,204         13,096             21           1,697
Net income (loss)                                 3,966          6,241           (511)           (775)

Basic earnings (loss) per common share             0.88           1.30          (0.11)          (0.16)
Diluted earnings (loss) per common share           0.88           1.30          (0.11)          (0.16)

2002

Net sales                                        73,294         72,645         57,127          79,649
Gross profit                                     21,244         23,070         18,939          33,186
Operating income                                  4,948          7,054          4,728          15,205
Net income                                        2,097          2,953          1,898           9,361

Basic earnings per common share                    0.48           0.67           0.43            2.12
Diluted earnings per common share                  0.48           0.67           0.43            2.09