Form 10-Q
period 2003-06-30
MAN SANG HOLDINGS INC
filed 2003-08-14
CIK 807630

                             MAN SANG HOLDINGS, INC.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

         CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO[ ]

         INDICATE BY CHECKMARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT) YES [ ] NO [X].

         AS OF JUNE 30, 2003 AND AUGUST 14, 2003, 4,405,960 SHARES OF COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

                             MAN SANG HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                                Page
                                                                                ----
PART I - FINANCIAL INFORMATION

ITEM 1.           Financial Statements
                  Condensed Consolidated Balance Sheets as at
                  June 30, 2003 and March 31, 2003                              F-1

                  Condensed Consolidated Statements of Operations and
                  Comprehensive Income for the three months ended
                  June 30, 2003 and 2002                                        F-3

                  Condensed Consolidated Statements of Cash Flows for
                  the three months ended June 30, 2003 and 2002                 F-4

                  Notes to Condensed Consolidated Financial Statements          F-5

ITEM 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                  1

ITEM 3.           Quantitative and Qualitative Disclosures about Market Risk     3

ITEM 4.           Controls and Procedures                                        4

PART II - OTHER INFORMATION

ITEM 2            Changes in Securities                                          5

ITEM 5            Other Information                                              5

ITEM 6            Exhibits and Reports on Form 8-K                               5

SIGNATURES                                                                       6

EXHIBIT INDEX                                                                    7

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (Amounts expressed in thousands except share data)

                                                              JUNE 30, 2003      MARCH 31, 2003
                                                           -------------------   --------------
                                                             US$         HK$           HK$
                                                               (UNAUDITED)
ASSETS
------
Current assets:
    Cash and cash equivalents                              14,404     112,350        83,766
    Marketable securities                                   1,261       9,835         9,978
    Accounts receivable, net of allowance for doubtful      6,413      50,026        69,840
         accounts of HK$9,216 as of June 30, 2003 and
         HK$9,216 as of March 31, 2003
     Inventories :
         Raw materials                                      1,576      12,296        12,917
         Work in progress                                   2,134      16,649        29,399
         Finished goods                                    13,470     105,063        91,894
                                                           ------     -------       -------
                                                           17,180     134,008       134,210

     Prepaid expenses                                         799       6,231         6,340
     Deposits and other receivables                           683       5,326         5,109
     Other current assets                                   1,058       8,258         8,732
     Income taxes receivable                                   59         458           458
                                                           ------     -------       -------
              Total current assets                         41,857     326,492       318,433

Property, plant and equipment                              18,038     140,694       101,807
     Accumulated depreciation                              (4,795)    (37,398)      (35,529)
                                                           ------     -------       -------
                                                           13,243     103,296        66,278

Real estate investment                                      8,874      69,214       108,327
     Accumulated depreciation                              (1,331)    (10,380)      (11,880)
                                                           ------     -------       -------
                                                            7,543      58,834        96,447
Long-term investments, net of impairment loss of
    HK$3,000 as of June 30, 2003 and HK$3,000 as
    of March 31, 2003                                         332       2,586         2,586

                                                           ------     -------       -------
              Total assets                                 62,975     491,208       483,744
                                                           ======     =======       =======

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS -CONTINUED
               (Amounts expressed in thousands except share data)

                                                                 JUNE 30, 2003    MARCH 31, 2003
                                                               ----------------   --------------
                                                                 US$       HK$          HK$
                                                                  (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Short-term borrowings                                      2,417    18,848            -
     Current portion of long-term debts :
         Secured bank loans                                       715     5,575        5,575

     Accounts payable                                             852     6,649        5,554
     Accrued payroll and employee benefits                        873     6,813        7,188
     Other accrued liabilities                                  1,144     8,922        9,577
     Income taxes payable                                         314     2,446        2,224
                                                               ------   -------      -------
              Total current liabilities                         6,315    49,253       30,118

Long-term debts :
         Secured bank loans                                     1,307    10,198       16,435

Deferred tax liabilities                                          152     1,186            -

Minority interests                                             23,003   179,427      179,844

Stockholders' equity:
Series A preferred stock, par value US$0.001                        -         1            1
      - authorized, issued and outstanding: 100,000 shares;
         (entitled in liquidation to US$2,500 (HK$19,500))
Series B convertible preferred stock, par value US$0.001            -         -            -
      - authorized: 100,000 shares; no shares outstanding
Common stock, par value US$0.001                                    4        34           37
      - authorized: 25,000,000 shares;
         issued and outstanding: 4,405,960 shares as of
         June 30, 2003 and 4,815,960 shares as of
         March 31, 2003
Additional paid-in capital                                      7,788    60,737       60,633
Retained earnings                                              24,333   189,801      196,491
Accumulated other comprehensive income                             73       571          185
                                                               ------   -------      -------
              Total stockholders' equity                       32,198   251,144      257,347
                                                               ------   -------      -------
              Total liabilities and stockholders' equity       62,975   491,208      483,744
                                                               ======   =======      =======

      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                 (UNAUDITED) FOR THE THREE MONTHS ENDED JUNE 30
               (Amounts expressed in thousands except share data)

                                                               Three Months Ended June 30,
                                                                2003                 2002
                                                     -------------------------   -----------
                                                           US$           HK$          HK$
Net sales                                                 8,575        66,888        76,776
Cost of sales                                            (6,391)      (49,846)      (52,457)
                                                     ----------    ----------    ----------
Gross profit                                              2,184        17,042        24,319

Rental income, gross                                        178         1,388         1,832
                                                     ----------    ----------    ----------
                                                          2,362        18,430        26,151
Selling, general and administrative expenses :
   -  Pearls                                             (2,154)      (16,807)      (14,278)
   -  Real estate investment                               (459)       (3,578)       (1,669)
                                                     ----------    ----------    ----------
Operating (loss) income                                    (251)       (1,955)       10,204

Non-operating items :
   -  Interest expenses                                     (17)         (133)         (584)
   -  Interest income                                        12            94           228
   -  Other income                                           85           661           765
                                                     ----------    ----------    ----------
(Loss) income before income taxes
      and minority interests                               (171)       (1,333)       10,613

Income tax expenses                                        (163)       (1,275)       (3,266)

                                                     ----------    ----------    ----------
(Loss) income before minority interests                    (334)       (2,608)        7,347

Minority interests                                           91           713        (3,381)

                                                     ----------    ----------    ----------
Net (loss) income                                          (243)       (1,895)        3,966

Other comprehensive income (loss) net of taxes and
      minority interests :
   -  Foreign currency translation adjustments               (1)           (5)           31
   -  Unrealized holding gain (loss) on marketable
       securities                                            50           391          (425)
                                                     ----------    ----------    ----------
Other comprehensive income (loss) net of taxes and
      minority interests                                     49           386          (394)
                                                     ----------    ----------    ----------

Comprehensive (loss) income                                (194)       (1,509)        3,572
                                                     ==========    ==========    ==========

Basic and diluted (loss) earnings per common share        (0.05)        (0.41)         0.88
                                                     ==========    ==========    ==========

Weighted average number of shares
   of common stock outstanding :
   - basic and diluted                                4,595,191     4,595,191     4,514,092
                                                     ==========    ==========    ==========

See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       FOR THE THREE MONTHS ENDED JUNE 30
                        (Amounts expressed in thousands)

                                                                            THREE MONTHS ENDED JUNE 30,
                                                                       --------------------------------
                                                                               2003               2002
                                                                       ---------------------   ---------
                                                                          US$          HK$         HK$
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income                                                          (243)     (1,895)      3,966
Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Compensation expense                                                      13         103           -
   Depreciation and amortization                                            309       2,412       2,358
   Loss on disposal of property, plant and equipment                        332       2,591         333
   Realized gain on sales of marketable securities                           (6)        (44)          -
   Minority interests                                                       (91)       (713)      3,381
   Changes in operating assets and liabilities:
      Accounts receivable                                                 2,540      19,806       6,845
      Inventories                                                            26         199      (9,936)
      Prepaid expenses                                                       14         109         375
      Deposits and other receivables                                        (28)       (217)        358
      Other current assets                                                   61         474        (302)
      Deferred tax assets                                                     -           -       1,205
      Accounts payable                                                      140       1,095       8,090
      Accrued payroll and employee benefits                                 (48)       (375)       (426)
      Other accrued liabilities                                             (84)       (655)       (499)
      Deferred tax liabilities                                              152       1,186           -
      Income taxes payable                                                   29         222       1,770
                                                                       --------    --------    --------
Net cash provided by operating activities                                 3,116      24,298      17,518
                                                                       --------    --------    --------

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                              (572)     (4,463)     (1,022)
    Decrease in restricted cash                                               -           -       5,194
    Proceeds from disposal of property, plant and equipment                   7          58           -
    Proceeds from sales of marketable securities                            112         877           -
    Purchase of long-term investments                                         -           -        (156)
                                                                       --------    --------    --------
Net cash (used in) provided by investing activities                        (453)     (3,528)      4,016
                                                                       --------    --------    --------

CASH FLOW FROM FINANCING ACTIVITIES:
    Increase in short-term borrowings                                     2,417      18,848         942
    Repayment of short-term borrowings                                        -           -      (4,905)
    Repayment of long-term debts                                           (800)     (6,237)     (1,394)
    Repurchase of common stock                                             (615)     (4,797)          -
                                                                       --------    --------    --------
Net cash provided by (used in) financing activities                       1,002       7,814      (5,357)
                                                                       --------    --------    --------

Net increase in cash and cash equivalents                                 3,665      28,584      16,177
Cash and cash equivalents at beginning of period                         10,739      83,766      82,152
Exchange adjustments                                                          -           -           1
                                                                       --------    --------    --------
Cash and cash equivalents at end of period                               14,404     112,350      98,330
                                                                       --------    --------    --------

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest and finance charges                                            17         135         573
                                                                       --------    --------    --------
     Net income taxes paid                                                   93         729         291
                                                                       --------    --------    --------

      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (UNAUDITED)

1. INTERIM FINANCIAL PRESENTATION

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The March 31, 2003 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the annual report of Man Sang Holdings, Inc. (the "Company") on Form 10-K for the fiscal year ended March 31, 2003. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results of the entire year.

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

The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of Hong Kong dollars into United States dollars are for convenience only and have been made at the rate of HK$7.8 to US$1, the approximate free rate of exchange at June 30, 2003. Such translations should not be construed as representations that Hong Kong dollar amounts could be converted into United States dollars at that rate or any other rate.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted this statement on April 1, 2003. There was no significant impact on the Company's financial position or results of operations.

On April 30, 2002, the FASB issued SFAS No.145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", to update, clarify, and simplify certain existing accounting pronouncements. Specifically, SFAS No. 145: (i) Rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", an amendment of APB Opinion 30, and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", which amended SFAS No. 4, as these two statements required that all gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item. Such gains and losses will now be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in APB Opinion 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"; (ii) Rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers", an amendment of Chapter 5 of Accounting Research Bulletins No. 43 and an interpretation of APB Opinion 17 and 30, because the discrete event to which the statement relates is no longer relevant; (iii) Amends SFAS No. 13, "Accounting for Leases", to require that certain lease modifications that have economic effects similar to sale-leaseback transaction be accounted for in the same manner as sale-leaseback transactions;
(iv) Makes certain technical corrections that the FASB deemed to be non-substantive, to a number of existing accounting pronouncements.

The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 and No. 64 are effective for fiscal years beginning after May 15, 2002. The provisions related to the amendment of SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. There was no significant impact on the Company's financial position and results of operations as a result of the adoption of SFAS No.145.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is generally effective for contracts entered into or modified after June 30, 2003. Management is assessing, but has not yet determined, the impact that SFAS No. 149 will have, if any, on its financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150. "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The statement establishes standards for classification and measurement of certain financial instruments. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement requires that certain financial instruments that, under previous guidance, could be accounted for as equity be classified as liabilities, or as assets in some circumstances. The statement also requires disclosures about alternative ways of settling the instruments and the capital structure of entities whose shares are mandatorily redeemable. This statement does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Management is assessing, but has not yet determined, the impact that SFAS No. 150 will have, if any, on its financial position and results of operations.

4. EARNINGS PER SHARE ("EPS")

EPS is calculated in accordance with SFAS No. 128. Per share data is calculated using the weighted average number of shares of common stock outstanding during the period.

Man Sang International Limited ("MSIL"), a subsidiary of the Company whose shares are listed on The Stock Exchange of Hong Kong Limited, adopted a share option scheme (the "Old Share Option Scheme") on September 8, 1997. The Old Share Option Scheme is administered by Board of Directors of MSIL. On August 2, 2002, at the 2002 Annual General Meeting of MSIL, MSIL's shareholders approved a share option scheme (the "New Share Option Scheme") to replace the Old Share Option Scheme. No option has been granted under the New Share Option Scheme and all the options granted under the Old Share Option Scheme lapsed in October 2002.

                                                            For the Three Months Ended June 30, 2002
                                                            ----------------------------------------
                                                            Earnings       No. of shares        EPS
                                                            HK$'000                             HK$
Basic EPS
Net income available to common stockholders                  3,966           4,514,092          0.88

Diluted EPS
Net income available to common
stockholders, including conversion                           3,966           4,514,092          0.88

On June 7, 2002, the Company issued an aggregate of 410,000 shares of common stock, to two business consultants pursuant to their respective business consulting agreements. For the three months ended June 30, 2002, the effect on consolidated EPS of options issued by MSIL and options issued by the Company was not included in the computation of diluted EPS because doing so would have been antidilutive. On April 30, 2003, the Company repurchased the consultant's shares for US$1.5 per share and cancelled those shares on May 12, 2003.

On March 26, 2003, pursuant to the Company's 1996 Stock Option Plan, the Compensation Committee granted to Cheng Chung Hing, Ricky, the Company's President, Chairman, Chief Executive Officer and then Chief Financial Officer, and Cheng Tai Po, the Company's Vice Chairman, non-qualified options to purchase 150,000 and 100,000 shares of the Company's common stock respectively at an exercise price of US$1.1 per share, the latest closing price of the Company's common stock as of the date of grant. Half of the options vest on March 26, 2004 and the remaining half vest on March 26, 2005.

                                                            For the Three Months Ended June 30, 2003
                                                            ----------------------------------------
                                                             Loss     No. of shares   Loss per share
                                                            HK$'000                        HK$
Basic loss per share
Net loss available to common stockholders                   (1,895)     4,595,191        (0.41)

Diluted loss per share
Net loss available to common stockholders,
including conversion                                        (1,895)     4,595,191        (0.41)

For the three months ended June 30, 2003, the effect on consolidated loss per share of options issued by the Company was not included in the computation of diluted loss per share because it would have resulted in an anti-dilutive effect.

5. DISCLOSURE OF GEOGRAPHIC INFORMATION

All of the Company's sales of pearls are coordinated through its Hong Kong subsidiaries. The following is an analysis by destination:

                        Three Months ended
                             June 30
                          2003      2002
                        HK$'000   HK$'000
Net Sales:
Hong Kong *             10,221     15,160

Export:
North America           22,331     22,422
Europe                  19,881     10,393
Japan                    8,667      6,584
Thailand                   723      7,831
Other Asian countries    3,561     12,084
Others                   1,505      2,302
                        ------     ------
                        66,888     76,776
                        ======     ======

* A majority of sales (by dollar amount) in Hong Kong are for re-export to North America and Europe.

The Company operates primarily in one geographic area, Hong Kong and other regions of The People's Republic of China (the "PRC"). The locations of the Company's identifiable assets are as follows:

            June 30, 2003   March 31, 2003
               HK$'000          HK$'000
Hong Kong      392,452          399,628
PRC             98,756           84,116
               -------          -------
               491,208          483,744
               =======          =======

6. DISCLOSURE OF MAJOR CUSTOMERS

During the three months ended June 30, 2003, one customer accounted for 11.1% of total sales. No customers accounted for 10% or more of total sales during the three months ended June 30, 2002. A substantial percentage of the Company's sales was made to a small number of customers and was typically on an open account basis.

7. SEGMENT INFORMATION

Reportable segment profit or loss, and segment assets are disclosed as follows:

              Reportable Segment Profit or Loss, and Segment Assets

                                          For the three months ended,
                                                    June 30
                                            2003               2002
                                          HK$'000            HK$'000
Revenues from external customers:
   Pearls                                  66,888             76,776
   Real estate investment                   1,388              1,832
                                          -------            -------
                                           68,276             78,608
                                          =======            =======

Operating (loss) income:
   Pearls                                     235             10,041
   Real estate investment                  (2,190)               163
                                          -------            -------
                                           (1,955)            10,204
                                          =======            =======

Interest expenses:
   Pearls                                       -                350
   Real estate investment                      86                155
   Corporate assets                            47                 79
                                          -------            -------
                                              133                584
                                          =======            =======

Depreciation and amortization:
   Pearls                                   1,767              1,556
   Real estate investment                     416                457
   Corporate assets                           229                345
                                          -------            -------
                                            2,412              2,358
                                          =======            =======

Capital expenditure for segment assets:
   Pearls                                   3,316              1,017
   Real estate investment                   1,147                  -
   Corporate assets                             -                  5
                                          -------            -------
                                            4,463              1,022
                                          =======            =======

                                         As of June       As of March 31,
                                          30, 2003             2003
                                          HK$'000            HK$'000
Segment assets:
   Pearls                                 380,000            334,251
   Real estate investment                  58,834             96,447
   Corporate assets                        52,374             53,046
                                          -------            -------
                                          491,208            483,744
                                          =======            =======

8. COMMON STOCK

On June 7, 2002, the Company issued an aggregate of 410,000 shares of common stock, par value US$0.001 per share, to two business consultants pursuant to their respective business consulting agreements, both dated June 1, 2002. Compensation expenses of approximately HK$2.2 million, the fair value of the stock issued, is being recognized over the consultants' service period. During the three months ended June 30, 2003, approximately HK$272,000 was charged to the income statement. On April 30, 2003, the Company repurchased the stock issued to these consultants at a price of US$1.5 per share. These shares were cancelled on May 12, 2003.

On May 27, 2003, the Company launched a small shareholders buyout to purchase shares of the Company's common stock from shareholders who, on May 27, 2003, owned 99 or fewer shares of the Company. Subsequent to the closing of the buyout program, the Company's transfer agent reported to the Company in July 2003 that none of the shareholders accepted the offer.

On August 6, 2003, Man Sang International Ltd ("MSIL"), a subsidiary of the Company whose shares are listed on The Stock Exchange of Hong Kong Limited, approved an ordinary share dividend of one share of ordinary share for every ten ordinary shares owned by each of its record shareholders.

9. PURCHASE OF PROPERTY

In June 2003, the Company entered into a provisional sales and purchase agreement to purchase office space at 8th Floor, Harcourt House, 39 Gloucester Road, Wanchai, Hong Kong, for HK$36.5 million. As of June 30, 2003, the Company had paid a deposit of HK$1 million and expects to pay the balance of HK$35.5 million by August 15, 2003.

10. SUBSEQUENT EVENT

In July 2003, the Company entered into provisional sales and purchase agreements to sell Units 14, 15 and 16 of 6th Floor, Block A, and car parking space numbered L-30, at Focal Industrial Centre, 21 Man Lok Street, Kowloon, Hong Kong for a total consideration of HK$6.2 million. The Company expects to complete this transaction by October 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements that are, by their nature, subject to risks and uncertainties. These forward-looking statements include, without limitation, statements relating to:
(a) future supplies, demands, and purchase and sale prices of pearl and pearl jewelry in the international pearl and jewelry markets, and real estate in Hong Kong and the PRC; (b) sales and profitability of the Company's products and its future product mix; (c) the amount and nature of, and potential for, future developments and competitions; (d) expansion, consolidation and other trends in the pearl and jewelry industry; (e) the Company's business strategy; (f) the Company's estimated financial information regarding its business; (g) tax exemptions and tax rates; (h) potential sales and purchases of real property;
(i) potential stock dividends and (i) the stability of interest rates and foreign currency exchange rates. These forward-looking statements are based on assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors the Company believes to be appropriate in particular circumstances. However, whether actual results and developments will meet the Company's expectations and predictions depends on a number of known and unknown risks, uncertainties and other factors, any or all of which could cause actual results to differ materially from the Company's expectations, whether expressed or implied by such forward-looking statements (which may relate to, among other things, the Company's sales, costs and expenses, income, inventory performance, and receivables). The Company's ability to achieve its objectives and expectations are derived in part from assumptions regarding economic conditions, consumer tastes, and developments in its competitive environment. The following assumptions, among others, could materially affect the likelihood that the Company will achieve its objectives and expectations communicated through these forward-looking statements: (i) that low or negative growth in the economies or the financial markets of our customers, particularly in the United States and in Europe, will not occur and reduce discretionary spending on good that might be perceived as "luxuries"; (ii) that the Hong Kong dollar will remain pegged to the US dollar at US$1 to HK$7.8; (iii) that customer's choice of pearls vis-a-vis other precious stones and metals will not change adversely;
(iv) that the Company will continue to obtain a stable supply of pearls in the quantities, of the quality and on terms required by the Company; (v) that there will not be a substantial adverse change in the exchange relationship between Renminbi ("RMB") and the Hong Kong or US dollar; (vi) that there will not be substantial increase in tax burden of subsidiaries of the Company operating in the PRC; (vii) that there will not be substantial change in climate and environmental conditions at the source regions of pearls that could have material effect on the supply and pricing of pearls; and (viii) that there will not be substantial adverse change in the real estate market conditions in the PRC and in Hong Kong. The following discussion of results of operation, and liquidity and capital resources should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Form 10-Q and with the Company's annual report on Form 10-K for the year ended March 31, 2003.

RESULTS OF OPERATIONS

Sales and Gross Profit

Net sales for the three months ended June 30, 2003 decreased by HK$9.9 million, or 12.9%, to HK$66.9 million, compared to net sales of HK$76.8 million during the same period in 2002. The overall decrease in sales in this quarter was mainly attributable to the impact of the war in Iraq and Severe Acute Respiratory Syndrome ("SARS") on consumer spending, which adversely affects trade shows and travels by overseas buyers to Hong Kong. This shortfall was partly offset by the contribution of sales revenue generated from the jewelry business acquired in December 2002.

Gross profit for the three months ended June 30, 2003 decreased by HK$7.3 million, or 30.0%, to HK$17.0 million from HK$24.3 million for the same period in 2002. As a percentage of net sales, gross profit margin decreased 6.2% to 25.5% for the three months ended June 30, 2003 from 31.7% for the same period in 2002. The decrease in gross profit margin was mainly attributable to the newly acquired jewelry business, which has a slightly lower gross profit margin than our existing pearl and pearl jewelry business and to our flexible pricing strategy on our fresh water pearls.

Rental Income

Gross rental income for the three months ended June 30, 2003 was approximately HK$1.4 million representing a decrease of approximately HK$0.4 million, or 24.2%, as compared to HK$1.8 million in the same period in 2002. The decrease in gross rental income was mainly attributable to the Company taking back certain of its property for its own use on April 21, 2003.

Selling, General and Administrative Expenses ("SG & A expenses")

SG&A expenses were HK$20.4 million, consisting of HK$16.8 million attributable to pearl operations and HK$3.6 million attributable to real estate operations. SG&A expenses for the three months ended June 30, 2003 increased approximately HK$4.4 million, or 27.8%, from HK$16.0 million in the same period in 2002, consisting of HK$14.3 million attributable to pearl operations and HK$1.7 million attributable to real estate operations, for the same period in 2002. The increase in SG&A expenses was mainly due to the loss arising on the demolition of one of the buildings for reconstruction in our Industrial City in Shenzhen, and the increased headcount and salary expenses related to the acquisition of the jewelry business in December 2002.

As a percentage of net sales, SG&A expenses from pearl operations increased 6.5% to 25.1% for the three months ended June 30, 2003 from 18.6% for the same period in 2002.

Interest Expenses

Interest expenses decreased by HK$451K, or 77.2%, to HK$133K for the three months ended June 30, 2003 from HK$584K for the same period in 2002 as a result of the use of bank deposits to repay part of the Company's bank borrowings.

Interest Income

Interest income decreased by HK$134K, or 58.8%, to HK$94K for the three months ended June 30, 2003 from HK$228K in the same period in 2002. The decrease was due principally to a withdrawal of bank deposits to repay part of the Company's bank borrowings during the three months ended June 30, 2003.

Income Tax Expenses

Income tax expenses for the three months ended June 30, 2003 were HK$1.3 million, as compared to HK$3.3 million for the same period in 2002. The decrease was due to lower tax expenses as a result of lower taxable income generated during the three months ended June 30, 2003.

Net (Loss) Income

Net loss for the three months ended June 30, 2003 was HK$1.9 million, compared to net income of HK$4.0 million for the same period in 2002. The decrease was mainly attributable to the decrease in sales, gross profit and rental income in this period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity needs are funded by collection of accounts receivable and sales of inventories. At June 30, 2003, the Company had working capital of HK$277.2 million, which included a cash balance of HK$112.4 million. The current ratio was 6.6 to 1 as of June 30, 2003. Net cash provided by operating activities was approximately HK$24.3 million for the three months ended June 30, 2003. Net cash used in investing activities for the three months ended June 30, 2003 was HK$3.5 million and net cash provided by financing activities was HK$7.8 million.

Inventories were HK$134.0 million at June 30, 2003. The inventory turnover period was 7.9 months as at June 30, 2003.

Accounts receivable was HK$50.0 million at June 30, 2003. Debtors' turnover period was 68 days as at June 30, 2003.

Long-term debts (including current portion of long-term debts) were HK$15.8 million at June 30, 2003. The gearing ratio was 0.85 at June 30, 2003.

The Company had available working capital facilities of HK$70.6 million in total with various banks at June 30, 2003. Such banking facilities include letter of credit arrangements, import loans, overdraft and other facilities commonly used in the jewelry business. All such banking facilities bear interest at floating rates generally offered by banks in Hong Kong and in the PRC, and are subject to periodic review. At June 30, 2003, the Company had utilized HK$18.8 million of these credit facilities.

The Company believes that its existing cash, cash equivalents, banking facilities and funds to be generated from internal operations will be sufficient to meet its anticipated future liquidity requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2003, the Company had no derivative contracts, such as forward contracts and options to hedge against foreign exchange fluctuations.

During the three months ended June 30, 2003, the Company made 5.0% of its purchases in RMB and an aggregate of 61.6% in Hong Kong dollars and US dollars.

At June 30, 2003, the Company had short-term RMB bank borrowings of HK$18.8 million and the weighted average interest rate was 5.3% per annum. The RMB is not a fully convertible currency and the PRC government determines its exchange rate against other currencies. As the PRC has not declared any intention to either devalue or revalue its currency, the Company believes that any imminent risk of a substantial fluctuation of the RMB exchange rate remains low. The Company denominates its sales in either US dollars or Hong Kong dollars. Because the Hong Kong dollar remained pegged to the US dollar at a consistent rate, the Company feels that the exposure of its sales proceeds to foreign exchange fluctuations is minimal. Therefore, the Company believes its currency risk in the foreseeable future is not material.

At June 30, 2003, the Company had Hong Kong dollar bank borrowings of HK$15.8 million, the weighted average interest rate of which was 2.4% per annum. The Company's interest expense is sensitive to fluctuations in the general level of Hong Kong interest rates determined on the basis of Hong Kong Inter-bank Offer Rate ("HIBOR"). Because the Hong Kong dollar is pegged to the US dollar, which correlates Hong Kong interest rates to US interest rates, any change in US interest rates will likely affect Hong Kong interest rates. Since the US economy has slowed down and US interest rates have remained low, the three-month HIBOR has decreased by 5.37% from 6.5% as at June 30, 2000 to 1.13% as at June 30, 2003. Therefore, the Company does not foresee material risks of an increase in Hong Kong interest rates in the foreseeable future and did not enter into derivative contracts or other arrangements to hedge against such risk.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2003, an evaluation was performed under the supervision and the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. No significant change was made in the Company's internal control over financial reporting during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company's Chief Executive Officer and Chief Financial Officer do not expect that the Company's disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

On June 7, 2002, the Company issued an aggregate of 410,000 shares of common stock, par value US$0.001 per share, to two business consultants pursuant to their respective business consulting agreements, both dated June 1, 2002. On April 30, 2003, the Company repurchased the stock issued to these consultants at a price of US$1.5 per share. These shares were cancelled on May 12, 2003.

ITEM 5. OTHER INFORMATION

PURCHASE OF PROPERTY

In June 2003, the Company entered into a provisional sales and purchase agreement to purchase office space at 8th Floor, Harcourt House, 39 Gloucester Road, Wanchai, Hong Kong, for HK$36.5 million. As of June 30, 2003, the Company had paid a deposit of HK$1 million and expects to pay the balance by August 15, 2003.

SALE OF PROPERTIES

In July 2003, the Company entered into provisional sales and purchase agreements to sell Units 14, 15 and 16 of 6th Floor, Block A, and car parking space numbered L-30, at Focal Industrial Centre, 21 Man Lok Street, Kowloon, Hong Kong for a total consideration of HK$6.2 million. The Company expects to complete this transaction by October 31, 2003.

BONUS SHARES

On August 6, 2003, Man Sang International Ltd. ("MSIL"), a subsidiary of the Company whose shares are listed on The Stock Exchange of Hong Kong Limited, approved the issuance to MSIL's shareholders of one bonus ordinary share for every ten ordinary shares of MSIL held.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits

3.1 Restated Articles of Incorporation including the Certificate of Designation, of the Series A Preferred Stock. (1)

3.2      Certificate of Designation of the Series B Preferred Stock. (2)

3.3      Amended Bylaws. (1)

31.1     Rule 13a-14(a) Certification of Chief Executive Officer.

31.2     Rule 13a-14(a) Certification of Chief Financial Officer.

32.1     Section 1350 Certification of Chief Executive Officer.

32.2     Section 1350 Certification of Chief Financial Officer.

(1) Incorporated by reference to the Company's current report on Form 8-K dated January 8, 1996.

(2) Incorporated by reference to the Company's registration statement on Form 8-A dated June 17, 1996.

(B)      Reports on Form 8-K

(1)      Current Report on Form 8-K filed on April 29, 2003.

(2)      Current Report on Form 8-K filed on May 29, 2003.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Man Sang Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MAN SANG HOLDINGS, INC.

Dated: August 14, 2003                  By: /s/ CHENG CHUNG HING, RICKY
                                            ------------------------------------
                                            CHENG Chung Hing, Ricky
                                            Chairman of the Board, President and
                                            Chief Executive Officer

                                INDEX TO EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.

Exhibit No.       Description

3.1 Restated Articles of Incorporation including the Certificate of Designation, of the Series A Preferred Stock. (1)

3.2               Certificate of Designation of the Series B Preferred Stock.(2)

3.3               Amended Bylaws.(1)

31.1              Rule 13a-14(a) Certification of Chief Executive Officer.

31.2              Rule 13a-14(a) Certification of Chief Financial Officer.

32.1              Section 1350 Certification of Chief Executive Officer.

32.2              Section 1350 Certification of Chief Financial Officer.

(1) Incorporated by reference to the Company's current report on Form 8-K dated January 8, 1996.

(2) Incorporated by reference to the Company's registration statement on Form 8-A dated June 17, 1996.