Form 10-Q
period 2003-09-30
MAN SANG HOLDINGS INC
filed 2003-11-14
CIK 807630

                            MAN SANG HOLDINGS, INC.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

      INDICATE BY CHECKMARK WHETHER THE REGISTER IS AN ACCELERATED FILER ( AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT ) YES [ ] NO [X].

      AS OF SEPTEMBER 30, 2003 AND NOVEMBER 14, 2003, 4,405,960 SHARES OF COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

                             MAN SANG HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                                 Page
                                                                                 ----
PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements
           Condensed Consolidated Balance Sheets as at
           September 30, 2003 and March 31, 2003                                  F-1

           Condensed Consolidated Statements of Operations and
           Comprehensive Income for the three months and six months ended
           September 30, 2003 and 2002                                            F-3

           Condensed Consolidated Statements of Cash Flows for
           the six months ended September 30, 2003 and 2002                       F-4

           Notes to Condensed Consolidated Financial Statements                   F-5

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                          1

ITEM 3.    Quantitative and Qualitative Disclosures about
           Market Risk                                                            5

ITEM 4.    Controls and Procedures                                                6

PART II - OTHER INFORMATION

ITEM 4     Submission of Matters to a Vote of Security Holders                    7

ITEM 6     Exhibits and Reports on Form 8-K                                       7

SIGNATURE                                                                         8

EXHIBIT INDEX                                                                     9

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (Amounts expressed in thousands except share data)

                                                                 SEPTEMBER 30, 2003     MARCH 31, 2003
                                                               ----------------------   --------------
                                                                 US$            HK$           HK$
                                                                    (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                     7,190        56,082        83,766
    Marketable securities                                         1,326        10,343         9,978
    Accounts receivable, net of allowance for doubtful
         accounts of HK$8,739 as of September 30, 2003 and
         HK$9,216 as of March 31, 2003                            8,783        68,506        69,840
    Inventories :
        Raw materials                                             1,767        13,785        12,917
        Work in progress                                          2,411        18,803        29,399
        Finished goods                                           12,553        97,913        91,894
                                                               --------      --------      --------
                                                                 16,731       130,501       134,210

    Prepaid expenses                                                515         4,017         6,340
    Deposits and other receivables                                  727         5,672         5,109
    Other current assets                                            843         6,572         8,732
    Income tax receivable                                            59           458           458
                                                               --------      --------      --------
              Total current assets                               36,174       282,151       318,433

Deferred tax assets                                                  37           287            --

Property, plant and equipment                                    18,392       143,456       101,807
    Accumulated depreciation and impairment loss                 (5,066)      (39,510)      (35,529)
                                                               --------      --------      --------
                                                                 13,326       103,946        66,278

Real estate investment                                           13,761       107,332       108,327
    Accumulated depreciation and impairment loss                 (1,601)      (12,486)      (11,880)
                                                               --------      --------      --------
                                                                 12,160        94,846        96,447

Long-term investments                                               332         2,586         2,586
                                                               --------      --------      --------
              Total  assets                                      62,029       483,816       483,744
                                                               ========      ========      ========

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
               (Amounts expressed in thousands except share data)

                                                                 SEPTEMBER 30, 2003      MARCH 31, 2003
                                                               -----------------------   --------------
                                                                 US$            HK$            HK$
                                                                     (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debts :
         Secured bank loans                                         715          5,575          5,575

     Accounts payable                                               902          7,037          5,554
     Accrued payroll and employee benefits                        1,092          8,519          7,188
     Other accrued liabilities                                    1,275          9,946          9,577
     Income taxes payable                                           604          4,708          2,224
                                                               --------       --------       --------
              Total current liabilities                           4,588         35,785         30,118

Long-term debts :
         Secured bank loans                                       1,129          8,804         16,435

Deferred tax liabilities                                             43            334              -

Minority interests                                               23,585        183,965        179,844

Stockholders' equity:
Series A preferred stock, par value US$0.001                          -              1              1
      - authorized, issued and outstanding: 100,000 shares;
         (entitled in liquidation to US$2,500 (HK$19,500))
Series B convertible preferred stock, par value US$0.001              -              -              -
      - authorized:  100,000 shares; no shares outstanding
Common stock, par value US$0.001                                      5             34             37
      - authorized:  25,000,000 shares;
         issued and outstanding:  4,405,960 shares as of
         September 30, 2003 and 4,815,960 shares as of
         March 31, 2003
Additional paid-in capital                                        7,800         60,841         60,633
Retained earnings                                                24,712        192,750        196,491
Accumulated other comprehensive income                              167          1,302            185
                                                               --------       --------       --------
              Total stockholders' equity                         32,684        254,928        257,347
                                                               --------       --------       --------
              Total liabilities and stockholders' equity         62,029        483,816        483,744
                                                               ========       ========       ========

      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                  (UNAUDITED)
                 FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30
               (Amounts expressed in thousands except share data)

                                                               THREE MONTHS ENDED SEPTEMBER 30,     SIX MONTHS ENDED SEPTEMBER 30,
                                                              ---------------------------------   ---------------------------------
                                                                       2003             2002               2003             2002
                                                              ---------------------   ---------   ---------------------   ---------
                                                                 US$         HK$         HK$         US$         HK$         HK$
Net sales                                                        13,014     101,508      81,445      21,589     168,396     158,221
Cost of goods sold                                               (9,414)    (73,433)    (53,414)    (15,805)   (123,279)   (105,871)
                                                              ---------   ---------   ---------   ---------   ---------   ---------
Gross profit                                                      3,600      28,075      28,031       5,784      45,117      52,350

Rental income, gross                                                191       1,487       1,868         369       2,875       3,700
                                                              ---------   ---------   ---------   ---------   ---------   ---------
                                                                  3,791      29,562      29,899       6,153      47,992      56,050
Selling, general and administrative expenses
  -  Pearls                                                      (2,260)    (17,625)    (15,325)     (4,415)    (34,432)    (29,603)
  -  Real estate investment                                        (419)     (3,270)     (1,478)       (878)     (6,848)     (3,147)
                                                              ---------   ---------   ---------   ---------   ---------   ---------
Operating income                                                  1,112       8,667      13,096         860       6,712      23,300

Share of result of an associate                                       -           -         (80)          -           -         (80)
Non-operating items
  -  Interest expense                                               (18)       (141)       (452)        (35)       (274)     (1,036)
  -  Interest income                                                  8          65         195          20         159         423
  -  Other income                                                    51         397         865         136       1,058       1,630
                                                              ---------   ---------   ---------   ---------   ---------   ---------
Income before income taxes and minority interests                 1,153       8,988      13,624         981       7,655      24,237

Income taxes                                                       (264)     (2,058)     (2,261)       (427)     (3,333)     (5,527)

                                                              ---------   ---------   ---------   ---------   ---------   ---------
Income before minority interests                                    889       6,930      11,363         554       4,322      18,710

Minority interests                                                 (510)     (3,981)     (5,122)       (419)     (3,268)     (8,503)

                                                              ---------   ---------   ---------   ---------   ---------   ---------
Net income                                                          379       2,949       6,241         135       1,054      10,207

Other comprehensive income (loss), net of taxes and
minority interests
  -  Foreign currency translation adjustments                        (4)        (29)        185          (4)        (34)        216
  -  Unrealized holding gain (loss) on marketable securities         97         760      (1,426)        148       1,151      (1,851)
                                                              ---------   ---------   ---------   ---------   ---------   ---------
Other comprehensive income (loss), net of taxes and                  93         731      (1,241)        144       1,117      (1,635)
                                                              ---------   ---------   ---------   ---------   ---------   ---------
minority interests

Comprehensive income                                                472       3,680       5,000         279       2,171       8,572
                                                              =========   =========   =========   =========   =========   =========

Basic earnings per common share                                    0.09        0.67        1.30        0.03        0.23        2.19
                                                              =========   =========   =========   =========   =========   =========
Diluted earnings per common share                                  0.08        0.63        1.30        0.03        0.22        2.19
                                                              =========   =========   =========   =========   =========   =========

Weighted average number of shares
   of common stock
  - for basic earnings per share                              4,405,960   4,405,960   4,815,960   4,500,058   4,500,058   4,665,851
                                                              =========   =========   =========   =========   =========   =========
  - for diluted earnings per share                            4,717,098   4,717,098   4,815,960   4,787,439   4,787,439   4,665,851
                                                              =========   =========   =========   =========   =========   =========

      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      FOR THE SIX MONTHS ENDED SEPTEMBER 30
                        (Amounts expressed in thousands)

                                                                 SIX MONTHS ENDED SEPTEMBER 30,
                                                               ----------------------------------
                                                                        2003               2002
                                                               ---------------------     --------
                                                                  US$          HK$          HK$
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                          136        1,054       10,207
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Write-down of inventories                                        455        3,549        5,639
   Provision for doubtful debts                                       9           73        1,019
   Impairment loss on property, plant and equipment                  50          389            0
   Impairment loss on real estate investment                        226        1,762            0
   Compensation expense                                              27          208            0
   Depreciation and amortization                                    614        4,792        4,902
   Share of result of an associate                                    0            0           80
   Loss on disposal of property, plant and equipment                338        2,637          310
   Realized gain on sales of marketable securities                  (17)        (137)           -
   Minority interests                                               418        3,268        8,503
   Changes in operating assets and liabilities:
      Accounts receivable                                           220        1,714      (10,927)
      Inventories                                                    19          151      (33,113)
      Prepaid expenses                                              298        2,323           60
      Deposits and other receivables                               (138)      (1,076)      (3,157)
      Other current assets                                          277        2,159        2,908
      Deferred tax assets                                           (37)        (287)       1,107
      Accounts payable                                              190        1,483        3,500
      Accrued payroll and employee benefits                         171        1,331          144
      Other accrued liabilities                                      47          369          453
      Deferred tax liabilities                                       43          334           --
      Income taxes payable                                          318        2,484        4,076
                                                               --------     --------     --------
Net cash provided by (used in) operating activities               3,664       28,580       (4,289)
                                                               --------     --------     --------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                     (5,859)     (45,705)      (1,457)
   Decrease in restricted cash                                        -            -       16,169
   Loan to an associate                                               -            -         (300)
   Proceeds from disposal of marketable securities                  231        1,803            -
   Proceeds from disposal of property, plant and equipment            8           64          196
   Purchase of a long-term investment                                 -            -         (156)
                                                               --------     --------     --------
Net cash (used in) provided by investing activities              (5,620)     (43,838)      14,452
                                                               --------     --------     --------
CASH FLOW FROM FINANCING ACTIVITIES:
   Increase in short-term borrowings                              2,416       18,848          942
   Repayment of short-term borrowings                            (2,416)     (18,845)     (14,339)
   Repayment of long-term debts                                    (978)      (7,631)      (2,788)
   Repurchase of common stock                                      (615)      (4,797)          --
                                                               --------     --------     --------
Net cash used in financing activities                            (1,593)     (12,425)     (16,185)
                                                               --------     --------     --------

Net decrease in cash and cash equivalents                        (3,549)     (27,683)      (6,022)
Cash and cash equivalents at beginning of period                 10,739       83,766       82,152
Exchange adjustments                                                  -           (1)           1
                                                               --------     --------     --------
Cash and cash equivalents at end of period                        7,190       56,082       76,131
                                                               ========     ========     ========
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest and financing charges                                  36          280        1,046
                                                               --------     --------     --------
     Net income taxes paid                                           95          743          344
                                                               --------     --------     --------

      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

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

The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of Hong Kong dollar amounts into United States dollars are for convenience only and have been made at the rate of HK$7.8 to US$1, the approximate free rate of exchange at September 30, 2003. Such translations should not be construed as representations that Hong Kong dollar amounts could be converted into United States dollars at that rate or any other rate.

3.       RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has adopted this statement on April 1, 2003. There was no significant impact on the Company financial position and results of operations.

On April 30, 2002, the FASB issued SFAS No.145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", to update, clarify, and simplify certain existing accounting pronouncements. Specifically, SFAS No. 145: (i) Rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", an amendment of APB Opinion 30, and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", which amended SFAS No. 4, as these two statements required that all gains and losses from the extinguishment of debt be aggregate and, if material, classified as an extraordinary item. Consequently, such gains and losses will now be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in APB Opinion 30, Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions; (ii) Rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers", an amendment of Chapter 5 of Accounting Research Bulletins No. 43 and an interpretation of APB Opinion 17 and 30, because the discrete event to which the Statement relates is no longer relevant; (iii) Amends SFAS No. 13, "Accounting for leases", to require that certain lease modifications that have economic effects similar to sale-leaseback transaction be accounted for in the same manner as such transactions; (iv) Makes certain technical corrections, which the FASB deemed to be non-substantive, to a number of existing accounting pronouncements.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies accounting for derivative instruments, including certain derivatives instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is generally effective for contracts entered into or modified after June 30, 2003. There was no significant impact on the Company's financial position and results of operations as a result of the adoption of SFAS No.149.

In May 2003, the FASB issued SFAS No. 150. "Accounting for Certain Financial Instruments with Characteristic of Both Liabilities and Equity." The statement establishes standards for how an issuer classifies and measures certain financial instruments. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement requires that certain financial instruments that, under previous guidance, could be accounted for as equity be classified as liabilities, or assets in some circumstances. This statement does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The statement also requires disclosures about alternative ways of settling the instruments and the capital structure of entities whose shares are mandatorily redeemable. Management is assessing, but has not yet determined, the impact that SFAS No. 150 will have, if any, on its financial position and results of operations.

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

                                                             For the Quarter Ended September 30, 2002
                                                             ----------------------------------------
                                                              Earnings                          EPS
                                                               HK$'000        No. of shares     HK$
Basic EPS
Net income available to common stockholders                     6,241           4,815,960       1.30

Diluted EPS
Net income available to common stockholders, including
conversion                                                      6,241           4,815,960       1.30

                                                             For the Six Months Ended September 30, 2002
                                                             -------------------------------------------
                                                              Earnings                            EPS
                                                               HK$'000        No. of shares       HK$
Basic EPS
Net income available to common stockholders                    10,207           4,665,851         2.19
Diluted EPS

Net income available to common stockholders, including
conversion                                                     10,207           4,665,851         2.19

On June 7, 2002, the Company issued an aggregate of 410,000 shares of common stock, to two business consultants pursuant to their respective business consulting agreements. For the three months ended September 30, 2002, the effect on consolidated EPS of options issued by MSIL and options issued by the Company was not included in the computation of diluted EPS because doing so would have been antidilutive. On April 30, 2003, the Company repurchased the consultant's shares for US$1.5 per share and cancelled those shares on May 12, 2003.

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

                                                              For the Quarter Ended September 30, 2003
                                                              ----------------------------------------
                                                              Earnings                            EPS
                                                              HK$'000        No. of shares        HK$
Basic EPS
Net income available to common stockholders                     2,949           4,405,960         0.67
Effect of dilutive stock options granted by the
Company
Diluted EPS                                                         -             311,138
                                                               ------           ---------
Net income available to common stockholders,
including conversion                                            2,949           4,717,098         0.63
                                                               ------           ---------         ----

                                                            For the Six Months Ended September 30, 2003
                                                            -------------------------------------------
                                                              Earnings                            EPS
                                                              HK$'000         No. of shares       HK$
Basic EPS
Net income available to common stockholders                    1,054            4,500,058         0.23
Effect of dilutive stock options granted by the
Company
Diluted EPS                                                        -              287,381
                                                              ------            ---------
Net income available to common stockholders,
including conversion                                           1,054            4,787,439         0.22
                                                              ------            ---------         ----

5.       DISCLOSURE OF GEOGRAPHIC INFORMATION

All of the Company's sales of pearls are coordinated through its Hong Kong subsidiaries and an analysis by destination:

                                                           For the quarter ended            For the Six Months ended
                                                         -------------------------          -------------------------
                                                               September 30                        September 30
                                                         -------------------------          -------------------------
                                                          2003              2002              2003             2002
                                                         HK$'000           HK$'000           HK$'000          HK$'000
Net Sales:
Hong Kong *                                               13,942            12,189            24,163           27,347

Export:
North America                                             28,030            25,135            50,361           47,557
Germany                                                   17,279             6,443            29,731            8,753
Europe (excluding Germany)                                12,611             9,714            20,040           17,797
Japan                                                      8,513            10,790            17,180           17,375
Other Asian countries                                     14,585            13,098            18,868           33,014
Others                                                     6,548             4,076             8,053            6,378
                                                        --------          --------          --------         --------
                                                         101,508            81,445           168,396          158,221
                                                        ========          ========          ========         ========

* A majority of sales (by dollar amount) in Hong Kong are for re-export to North America and Europe.

The Company operates in Hong Kong and other regions of The People's Republic of China (the "PRC"). The locations of the Company's identifiable assets are as follows:

                        September 30, 2003         March 31, 2003
                        ------------------         --------------
                             HK$'000                   HK$'000
Hong Kong                    403,194                   399,628
PRC                           80,622                    84,116
                            --------                  --------
                             483,816                   483,744
                            ========                  ========

6.       DISCLOSURE OF MAJOR CUSTOMERS

During the three and six months ended September 30, 2003 and September 30, 2002, there was no customer who accounted for 10% or more of total sales. A substantial percentage of the Company's sales were made to a small number of customers and was typically on an open account basis.

7.  SEGMENT INFORMATION

Reportable segment profit or loss, and segment assets are disclosed as follows:

              Reportable Segment Profit or Loss, and Segment Assets

                                                       For the quarter ended              For the six months ended,
                                                            September 30                         September 30
                                                      2003                2002            2003                 2002
                                                     HK$'000             HK$'000         HK$'000             HK$'000
Revenues from external customers:
   Pearls                                            101,508              81,445          168,396             158,221
   Real estate investment                              1,487               1,868            2,875               3,700
                                                    --------            --------        ---------            --------
                                                     102,995              83,313          171,271             161,921
                                                    ========            ========        =========            ========
Operating  income:
   Pearls                                             10,450              12,706           10,685              22,747
   Real estate investment                             (1,783)                390           (3,973)                553
                                                    --------            --------        ---------            --------
                                                       8,667              13,096            6,712              23,300
                                                    ========            ========        =========            ========
Interest expense:
   Pearls                                                 82                 252               82                 602
   Real estate investment                                 18                 128              104                 283
   Corporate assets                                       41                  72               88                 151
                                                    --------            --------        ---------            --------
                                                         141                 452              274               1,036
                                                    ========            ========        =========            ========

Depreciation and amortization:
   Pearls                                              1,702               1,743            3,469               3,299
   Real estate investment                                449                 456              865                 913
   Corporate assets                                      229                 345              458                 690
                                                    --------            --------        ---------            --------
                                                       2,380               2,544            4,792               4,902
                                                    ========            ========        =========            ========

Capital expenditure for segment assets:
   Pearls                                                237                 418            3,553               1,435
   Real estate investment                             41,005                   -           42,152                   -
   Corporate assets                                        -                  17                -                  22
                                                    --------            --------        ---------            --------
                                                      41,242                 435           45,705               1,457
                                                    ========            ========        =========            ========

                                                                                          As of
                                                                                        September          As of March
                                                                                        30, 2003            31, 2003
                                                                                         HK$'000             HK$'000
Segment assets:
   Pearls                                                                                 334,213             334,251
   Real estate investment                                                                  94,846              96,447
   Corporate assets                                                                        54,757              53,046
                                                                                        ---------            --------
                                                                                          483,816             483,744
                                                                                        =========            ========

8.       COMMON STOCK

On June 7, 2002, the Company issued an aggregate of 410,000 shares of common stock, par value US$0.001 per share, to two business consultants pursuant to their respective business consulting agreements, both dated June 1, 2002. Compensation expenses of approximately HK$2.2 million, the fair value of the stock issued, is being recognized over the consultants' service period. During the three and six months ended September 30, 2003, approximately HK$272,000 and HK$544,000 respectively were charged to the income statement. On April 30, 2003, the Company repurchased the stock issued to these consultants at a price of US$1.5 per share. These shares were cancelled on May 12, 2003.

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

9.       PURCHASE OF A PROPERTY

The Company purchased an office space at 8th Floor, Harcourt House, No.39 Gloucester Road, Wanchai, Hong Kong for a consideration of approximately HK$38.2 million including purchase cost and its associated expenses. The transaction was completed on August 15, 2003.

10.      SUBSEQUENT EVENTS

SALE OF PROPERTY

The Company entered into sale and purchase agreements on August 12, 2003 to sell commercial real property consisting of Units 14, 15 & 16 of the 6th Floor, Block A, and car parking space numbered L-30, at Focal Industrial Centre, 21 Man Lok Street, Kowloon, Hong Kong for a total consideration of approximately HK$6.2 million. The transaction was completed on October 31, 2003.

In connection with the disposal, the Company recorded an impairment loss of approximately HK$2.1 million, which represents the excess of the carrying value of the properties over the consideration. The impairment loss is recorded as a component of "Selling, General and Administrative Expenses" in the income statement for the three and the six months ended September 30, 2003.

DISPOSAL OF MSIL SHARES

The Company, through its wholly owned subsidiary, Man Sang International (B.V.I.) Limited ("MSBVI"), held 468.6 million issued shares of MSIL, representing 56.66% of all the issued shares of MSIL.

On October 6, 2003, Mr. Cheng Chung Hing, Ricky and Mr. Cheng Tai Po purchased from MSBVI

36 million and 24 million of MSIL shares respectively. The purchase price per share was based upon the average closing price of the MSIL shares over a period of 5 trading days up to and including October 6, 2003, the closing date of the transaction.

After the transaction, the Company, through MSBVI, holds 408.6 million MSIL shares, representing 49.40% of all the issued shares of MSIL and still is the principal shareholder of MSIL.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements that are, by their nature, subject to risks and uncertainties. These forward-looking statements include, without limitation, statements relating to:
(a) future supplies, demands, and purchase and sale prices of pearl and pearl jewelry in the international pearl and jewelry markets, and real estate in Hong Kong and the PRC; (b) sales and profitability of the Company's products and its future product mix; (c) the amount and nature of, and potential for, future developments and competitions; (d) expansion, consolidation and other trends in the pearl and jewelry industry; (e) the Company's business strategy; (f) the Company's estimated financial information regarding its business; (g) tax exemptions and tax rates; and (h) exchange rates. These forward-looking statements are based on assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors the Company believes to be appropriate in particular circumstances. However, whether actual results and developments will meet the Company's expectations and predictions depends on a number of known and unknown risks, uncertainties and other factors, any or all of which could cause actual results, performance or achievements to differ materially from the Company's expectations, whether expressed or implied by such forward-looking statements (which may relate to, among other things, the Company's sales, costs and expenses, income, inventory performance, and receivables). The Company's ability to achieve its objectives and expectations are derived at least in part from assumptions regarding economic conditions, consumer tastes, and developments in its competitive environment. The following assumptions, among others, could materially affect the likelihood that the Company will achieve its objectives and expectations communicated through these forward-looking statements: (i) that low or negative growth in the economies or the financial markets of our customers, particularly in the United States and in Europe, will not occur and reduce discretionary spending on good that might be perceived as "luxuries"; (ii) that the Hong Kong dollar will remain pegged to the US dollar at US$1 to HK$7.8; (iii) that customer's choice of pearls vis-a-vis other precious stones and metals will not change adversely; (iv) that the Company will continue to obtain a stable supply of pearls in the quantities, of the quality and on terms required by the Company; (v) that there will not be a substantial adverse change in the exchange relationship between the Chinese Renminbi ("RMB") and the Hong Kong or US dollar; (vi) that there will not be substantial increase in tax burden of subsidiaries of the Company operating in the PRC; (vii) that there will not be substantial change in climate and environmental conditions at the source regions of pearls that could have material effect on the supply and pricing of pearls; and (viii) that there will not be substantial adverse change in the real estate market conditions in the PRC and in Hong Kong. The following discussion of results of operation, and liquidity and capital resources should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Form 10-Q and with the Company's annual report on Form 10-K for the year ended March 31, 2003.

RESULTS OF OPERATIONS

Six-Month Period Ended September 30, 2003 compared to Six-Month Period Ended September 30, 2002.

Sales and Gross Profit

Net sales for the six months ended September 30, 2003 increased by HK$10.2 million, or 6.4%, to HK$168.4 million, compared to net sales of HK$158.2 million during the same period in 2002. The overall increase in sales was mainly attributable to the recovery of business in the second quarter and the impact of Iraq war and Severe Acute Respiratory Syndrome ("SARS") on consumer spending in the first quarter. Overseas buyers reacted positively to the International Jewelry Show held this September, suggesting a return of customers' confidence. In addition, the increase is also due to the additional contribution of sales revenue generated from our acquired jewelry business in December 2002.

Gross profit for the six months ended September 30, 2003 decreased by HK$7.2 million, or 13.8%, to HK$45.1 million from HK$52.3 million for the same period in 2002. As a percentage of net sales, gross profit margin decreased 6.3% to 26.8% for the six months ended September 30, 2003 from 33.1% for the same period in 2002. The decrease in gross profit margin was mainly attributable to our flexible pricing strategy on our fresh water pearls to boost sales and to our acquired jewelry business, which has a slightly lower gross profit margin than our existing pearl and pearl jewelry business.

Rental Income

Gross rental income for the six months ended September 30, 2003 was approximately HK$2.9 million, representing a decrease of approximately HK$0.8 million, or 22.3%, as compared to HK$3.7 million in the same period in 2002. The decrease in gross rental income was mainly attributable to the Company taking back certain of its property for its own use on April 21, 2003, while being offset by the rental income contribution from the newly acquired property at 8th Floor, Harcourt House, 39 Gloucester Road, Wanchai, Hong Kong.

Selling, General and Administrative Expenses ("SG & A expenses")

SG&A expenses were HK$41.3 million, consisting of HK$34.5 million attributable to pearl operations and HK$6.8 million attributable to real estate operations. SG&A expenses for the six months ended September 30, 2003, an increase of approximately HK$8.6 million, or 26.0%, from HK$32.7 million, in the same period in 2002, consisting of HK29.6 million attributable to pearl operations and HK$3.1 million attributable to real estate operations, for the same period in 2002. The increase in SG&A expenses was mainly due to (i) increased headcount and salaries expenses related to our acquired jewelry business, and (ii) loss arising on the demolition of one of the buildings for reconstruction in our Industrial City in Shenzhen.

As a percentage of net sales, SG&A expenses from pearl operations increased 1.7% to 20.4 % for the six months ended September 30, 2003 from 18.7% for the same period in 2002.

Interest Expense

Interest expense decreased by HK$762K, or 73.6%, to HK$274K for the six months ended

September 30, 2003 from HK$1,036K for the same period in 2003 as a result of the reduction of the Company's bank borrowings and the lower interest rate during the period.

Interest Income

Interest income decreased by HK$264K, or 62.4%, to HK$159K for the six months ended September 30, 2003 from HK$423K in the same period in 2002. The decrease was due principally to lower bank deposit balance and lower interest rates during the six months ended September 30, 2003 when compared to same period last year.

Income Tax Expense

Income taxes expenses for the six months ended September 30, 2003 were HK$3.3 million, a decrease of HK$2.2 million as compared to HK5.5 million for the same period in 2002. The lower income tax expense was due to lower taxable income generated during the six months ended September 30, 2003 when compared to same period last year.

Net Income

Net income for the six months ended September 30, 2003 was HK$1.1 million, compared to net income of HK$10.2 million for the same period in 2002. The decrease was mainly attributable to lower gross profit and rental income and higher SG&A expenses in this period in 2003 as compared to the same period in 2002.

RESULTS OF OPERATIONS

Three-Month Period Ended September 30, 2003 compared to Three-Month Period Ended September 30, 2002.

Sales and Gross Profit

Net sales for the three months ended September 30, 2003 increased by HK$20.1 million, or 24.6%, to HK$101.5 million, compared to net sales of HK$81.4 million during the same period in 2002. The overall increase in sales was mainly attributable to the recovery of business in the second quarter and the impact of Iraq war and Severe Acute Respiratory Syndrome ("SARS") on consumer spending in the first quarter. Overseas buyers react positively in the International Jewelry Show in this September, suggesting a return of customers' confidence. In addition, the increase is also due to the additional contribution of sales revenue generated from the newly acquired jewelry business in December 2002.

Gross profit for the three months ended September 30, 2003 increased by HK$44K, or 0.2%, to HK$28.1 million from HK$28.0 million for the same period in 2002. As a percentage of net sales, gross profit margin decreased 6.7% to 27.7% for the three months ended September 30, 2003 from 34.4% for the same period in 2002. The decrease in gross profit margin was mainly attributable to our flexible pricing strategy on our fresh water pearls to boost sales and to our acquired jewelry business, which has a slightly lower gross profit margin than our existing pearl and pearl jewelry business.

Rental Income

Gross rental income for the three months ended September 30, 2003 was approximately HK$1.5 million representing a decrease of approximately HK0.4 million, or 20.4%, as compared to HK$1.9 million in the same period in 2002. The decrease in gross rental income was mainly attributable to the Company taking back certain of its property for its own use on April 21, 2003, while being offset by the rental income contribution from the newly acquired property at 8th Floor, Harcourt House, 39 Gloucester Road, Wanchai, Hong Kong.

Selling, General and Administrative Expenses ("SG & A expenses")

SG&A expenses were HK$20.9 million, consisting of HK17.6 million attributable to pearl operations and HK$3.3 million attributable to real estate operations. SG&A expenses for the three months ended September 30, 2003, an increase of approximately HK$4.1 million, or 24.4%, from HK$16.8 million, in the same period in 2002, consisting of HK$15.3 million attributable to pearl operations and HK$1.5 million attributable to real estate operations, for the same period in 2002. The increase in SG&A expenses was mainly due to the increased headcount and salaries expenses related to our acquired jewelry business.

As a percentage of net sales, SG&A expenses from pearl operations decreased 1.4% to 17.4% for the three months ended September 30, 2003 from 18.8% for the same period in 2002.

Interest Expense

Interest expense decreased by HK311K, or 68.8%, to HK$141K for the three months ended September 30, 2003 from HK$452K for the same period in 2002 as a result of lower bank borrowings within the Company for the period and lower interest rate.

Interest Income

Interest income decreased by HK$130K, or 66.7%, to HK$65K for the three months ended September 30, 2003 from HK$195K in the same period in 2002. The decrease was due principally to lower bank deposit balance and lower interest rates during the three months ended September 30, 2003 when compared to same period last year.

Income Tax Expense

Income taxes expenses for the three months ended September 30, 2003 were HK$2.1 million, as compared to HK$2.3 million for the same period in 2002. The lower income tax expenses was due to lower taxable income during the three months ended September 30, 2003 than same period last year.

Net Income

Net income for the three months ended September 30, 2003 was HK$2.9 million, compared to net income of HK$6.2 million for the same period in 2002. The decrease was mainly attributable to the lower gross profit, rental income and higher SG&A expenses in this period in 2003 as compared to the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity needs are funded by collection of accounts receivable and sales of inventories. At September 30, 2003, the Company had working capital of HK$246.4 million, which included a cash balance of HK$56.1 million. The current ratio was 7.9 to 1 as of September 30, 2003. Net cash provided by operating activities was approximately HK$28.6 million for the six months ended September 30, 2003. Net cash used in investing activities for the six months ended September 30, 2003 was HK$43.8 million and net cash used in financing activities was HK12.4 million.

Inventories were HK$130.5 million at September 30, 2003. The inventory turnover period was 6.7 months as at September 30, 2003.

Accounts receivable was HK$68.5 million at September 30, 2003. The accounts receivable turnover period was 75 days as at September 30, 2003.

Long-term debts (including current portion of long-term debts) were HK$14.4 million at September 30, 2003. The gearing ratio was 0.06 at September 30, 2003, calculated by reference to the debt of HK$14.4 million and the stockholders' equity of HK$254.9 million.

The Company had available working capital facilities of HK$95.6 million in total with various banks at September 30, 2003. Such banking facilities include letter of credit arrangements, import loans, overdraft and other facilities commonly used in the jewelry business. All such banking facilities bear interest at floating rates generally offered by banks in Hong Kong and in the PRC, and are subject to periodic review. At September 30, 2003, the Company had not utilized any of these credit facilities.

The Company believes that its existing cash, cash equivalents, banking facilities and funds to be generated from internal operations will be sufficient to meet its anticipated future liquidity requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2003, the Company had no derivative contracts, such as forward contracts and options to hedge against foreign exchange fluctuations.

During the six months ended September 30, 2003, the Company made 35.3% of its purchases in Hong Kong Dollar and 25.7% in US dollars.

At September 30, 2003, the Company had no short-term RMB bank borrowings. The RMB is not a fully convertible currency and the PRC government determines its exchange rate against other currencies. To the best of our knowledge, the PRC has not declared any intention to either devalue or revalue its currency; however, there can be no assurance that a decision to allow the currency to fluctuate in the future will not be taken. The Company mostly denominates its sales in either US dollars or Hong Kong dollars. Because the Hong Kong dollar remained pegged to the US dollar at a consistent rate, the Company feels that the exposure of its sales proceeds to foreign exchange fluctuations is minimal. Therefore, the Company believes that unless the Hong Kong government was to change its monetary policy, its exposure to currency risk in the foreseeable future is not material.

At September 30, 2003, the Company had Hong Kong dollar bank borrowings of HK14.4 million, the weighted average interest rate of which was 2.16 % per annum. The Company's interest expense is sensitive to fluctuations in the general level of Hong Kong interest rates determined on the basis of Hong Kong Inter-bank Offer rate ("HIBOR"). Because the Hong Kong dollar is pegged to the US dollar, which correlates Hong Kong interest rates to US interest rates, any change in US interest rates will likely affect Hong Kong interest rates. Since the US economy has slowed down and US interest rates have remained low, the three-month HIBOR has decreased by 5.69% from 6.5% as at September 30, 2000 to 0.81% as at September 30, 2003. Therefore, the Company does not foresee material risks of an increase in Hong Kong interest rates in the foreseeable future and did not enter into derivative contracts or other arrangements to hedge against such risk.

ITEM 4.  CONTROLS AND PROCEDURES

As of September 30, 2003, an evaluation was performed under the supervision and the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. No significant change was made in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company's Chief Executive Officer and Chief Financial Officer do not expect that the Company's disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resources constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that the design will succeed in achieving its stated goals under all potential future conditions.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The Company held its Annual Meeting of Stockholders on August 6, 2003.

At the Meeting, the following nominees for election as directors, to hold office until the Company's 2004 Annual Meeting of Stockholders, received the votes of 3,887,619 shares of Common Stock and 100,000 shares of Series A Preferred Stock, constituting a majority of the voting power present at the Meeting:

     Cheng Chung Hing, Ricky
     Cheng Tai Po
     Yan Sau Man, Amy
     Lai Chau Ming, Matthew
     Yuen Ka Lok, Ernest

1,000 shares of Common Stock abstained from voting.

Therefore, said nominees were elected as directors for the term described above.

The stockholders also ratified the Board of Directors' appointment of Deloitte Touche Tohmatsu as independent accountants. Holders of 3,886,619 shares of Common Stock and 100,000 shares of Preferred Stock voted for the ratification, holders of 2,000 shares voted against ratification and holders of no share abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS. SEE EXHIBIT INDEX

(b)  Reports on Form 8-K.

     Current Report on Form 8-K filed on October 10, 2003.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Man Sang Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MAN SANG HOLDINGS, INC.

Dated: November 14, 2003

                                        By: /s/ CHENG CHUNG HING, RICKY
                                            ----------------------------------
                                            CHENG Chung Hing, Ricky
                                            Chairman of the Board, President and
                                            Chief Executive Officer

                                INDEX TO EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.

Exhibits          Description

3.1 Restated Articles of Incorporation including the Certificate of Designation, of the Series A Preferred Stock. (1)

3.2               Certificate of Designation of the Series B Preferred Stock.
                  (2)

3.3               Amended Bylaws. (1)

10.1 Service Agreement, dated August 31, 2003, between Man Sang International Limited and Cheng Chung Hing.

10.2 Service Agreement, dated August 31, 2003, between Man Sang International Limited and Cheng Tai Po.

10.3 Service Agreement, dated August 31, 2003, between Man Sang International Limited and Yan Sau Man, Amy.

31.1              Rule 13a-14(a) Certification of Chief Executive Officer.

31.2              Rule 13a-14(a) Certification of Chief Financial Officer.

32.1              Section 1350 Certification of Chief Executive Officer.

32.2              Section 1350 Certification of Chief Financial Officer.

(1) Incorporated by reference to the Company's current report on Form 8-K dated January 8, 1996.

(2) Incorporated by reference to the Company's registration statements on Form 8-A dated June 17, 1996.