Form 10-Q
period 2003-12-31
MAN SANG HOLDINGS INC
filed 2004-02-19
CIK 807630

                             MAN SANG HOLDINGS, INC.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended December 31, 2003

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

                 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                 Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

                 As of December 31, 2003 and February 14, 2004, 4,405,960 shares of common stock of the registrant were outstanding.

                             MAN SANG HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements
         Condensed Consolidated Balance Sheets as at
         December 31, 2003 and March 31, 2003                                F-1

         Condensed Consolidated Statements of Operations and
         Comprehensive Income for the three and nine months
         ended December 31, 2003 and 2002                                    F-3

         Condensed Consolidated Statements of Cash Flows for
         the nine months ended December 31, 2003 and 2002                    F-4

         Notes to Condensed Consolidated Financial Statements                F-5

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                         1

ITEM 3.  Quantitative and Qualitative Disclosures about                        7
         Market Risk

ITEM 4.  Controls and Procedures                                               7

 PART II - OTHER INFORMATION

ITEM 1.  Legal proceedings                                                     9

ITEM 6.  Exhibits and Reports on Form 8-K                                      9

SIGNATURES

EXHIBIT INDEX

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (Amounts expressed in thousands except share data)

                                                                         DECEMBER 31, 2003             MARCH 31, 2003
                                                                    ---------------------------        --------------
                                                                       US$                HK$                HK$
                                                                            (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                         13,409            104,590             83,766
    Marketable securities                                              1,165              9,088              9,978
    Accounts receivable, net of allowance for doubtful                 7,025             54,795             69,840
         accounts of HK$10,933 as of December 31, 2003 and
         HK$9,216 as of March 31, 2003
     Inventories :
         Raw materials                                                 1,773             13,831             12,917
         Work in progress                                              6,273             48,929             29,399
         Finished goods                                                6,712             52,355             91,894
                                                                    --------           --------           --------
                                                                      14,758            115,115            134,210

     Prepaid expenses                                                    649              5,060              6,340
     Deposits and other receivables                                      959              7,482              5,109
     Other current assets                                                646              5,038              8,732
     Income tax receivable                                                59                458                458
                                                                    --------           --------           --------
              Total current assets                                    38,670            301,626            318,433

Deferred tax assets                                                       41                318                 --

Property, plant and equipment                                         19,241            150,082            101,807
     Accumulated depreciation and impairment loss                     (5,111)           (39,868)           (35,529)
                                                                    --------           --------           --------
                                                                      14,130            110,214             66,278

Real estate investment                                                12,770             99,608            108,327
     Accumulated depreciation and impairment loss                     (1,339)           (10,444)           (11,880)
                                                                    --------           --------           --------
                                                                      11,431             89,164             96,447



Long-term investments                                                    332              2,586              2,586


                                                                    --------           --------           --------
              Total  assets                                           64,604            503,908            483,744
                                                                    ========           ========           ========

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
               (Amounts expressed in thousands except share data)

                                                                         DECEMBER 31, 2003          MARCH 31, 2003
                                                                     ------------------------       --------------
                                                                       US$              HK$              HK$
                                                                           (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debts :
         Secured bank loans                                              715            5,575            5,575

     Accounts payable                                                  1,514           11,808            5,554
     Accrued payroll and employee benefits                             1,211            9,446            7,188
     Other accrued liabilities                                           962            7,504            9,577
     Income taxes payable                                              1,099            8,576            2,224
                                                                     -------          -------          -------
              Total current liabilities                                5,501           42,909           30,118

Long-term debts :
         Secured bank loans                                              950            7,410           16,435

Deferred tax liabilities                                                  47              367               --

Minority interests                                                    28,073          218,970          179,844

Stockholders' equity:
Series A preferred stock, par value US$0.001                              --                1                1
      - authorized, issued and outstanding: 100,000 shares;
         (entitled in liquidation to US$2,500 (HK$19,500))
Series B convertible preferred stock, par value US$0.001                  --               --               --
      - authorized:  100,000 shares; no shares outstanding
Common stock, par value US$0.001                                           5               34               37
      - authorized:  25,000,000 shares;
         issued and outstanding:  4,405,960 shares as of
         December 31, 2003 and 4,815,960 shares as of
         March 31, 2003
Additional paid-in capital                                             7,813           60,945           60,633
Retained earnings                                                     21,818          170,181          196,491
Accumulated other comprehensive income                                   397            3,091              185
                                                                     -------          -------          -------
              Total stockholders' equity                              30,033          234,252          257,347
                                                                     -------          -------          -------
              Total liabilities and stockholders' equity              64,604          503,908          483,744
                                                                     =======          =======          =======

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                  (UNAUDITED)
                 FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31
               (Amounts expressed in thousands except share data)

                                          THREE MONTHS ENDED DECEMBER 31,                  NINE MONTHS ENDED DECEMBER 31,
                                    -----------------------------------------         ------------------------------------------
                                               2003                    2002                      2003                    2002
                                    --------------------------     ----------         --------------------------      ----------
                                        US$             HK$            HK$                US$             HK$              HK$
Net sales                               13,659         106,540         66,839             35,248         274,936         225,060
Cost of goods sold                     (10,604)        (82,713)       (51,631)           (26,409)       (205,992)       (157,502)
                                    ----------      ----------     ----------         ----------      ----------      ----------
Gross profit                             3,055          23,827         15,208              8,839          68,944          67,558

Rental income, gross                       217           1,690          1,928                585           4,565           5,628
                                    ----------      ----------     ----------         ----------      ----------      ----------
                                         3,272          25,517         17,136              9,424          73,509          73,186
Selling, general and
  administrative expenses
   - Pearls                             (2,216)        (17,288)       (15,457)            (6,631)        (51,720)        (45,060)
   - Real estate investment               (255)         (1,986)        (1,658)            (1,132)         (8,834)         (4,805)
                                    ----------      ----------     ----------         ----------      ----------      ----------
Operating income                           801           6,243             21              1,661          12,955          23,321

Share of result of an associate             --              --             20                 --              --             (60)
Non-operating items
   - Interest expense                       (8)            (63)          (394)               (43)           (337)         (1,430)
   - Interest income                         6              46            162                 26             205             585
   - Other income                          216           1,682          1,028                351           2,740           2,658
   - Other than temporary
       decline in fair value of
       marketable securities              (317)         (2,474)            --               (317)         (2,474)              0
                                    ----------      ----------     ----------         ----------      ----------      ----------
Income before income taxes and
  minority interests                       698           5,434            837              1,678          13,089          25,074

Income taxes                              (484)         (3,773)          (533)              (911)         (7,106)         (6,060)

                                    ----------      ----------     ----------         ----------      ----------      ----------
Income before minority
  interests                                214           1,661            304                767           5,983          19,014

Minority interests                        (305)         (2,379)          (815)              (724)         (5,647)         (9,318)

                                    ----------      ----------     ----------         ----------      ----------      ----------
Net (loss) income                          (91)           (718)          (511)                43             336           9,696


Other comprehensive income
  (loss), net of taxes and
minority interests
   - Foreign currency
        translation adjustments              5              40            255                  1               6             471
   - Unrealized holding gain
        (loss) on marketable
        securities                          68             527             60                215           1,678          (1,791)
   - Reclassification
        adjustment for other
        than temporary decline
        in fair value of
        marketable securities
        included in net (loss)
        income for the period              157           1,222             --                157           1,222              --
                                    ----------      ----------     ----------         ----------      ----------      ----------
Other comprehensive income
  (loss), net of taxes and
  minority interests                       230           1,789            315                373           2,906          (1,320)
                                    ----------      ----------     ----------         ----------      ----------      ----------

Comprehensive income (loss)                139           1,071           (196)               416           3,242           8,376
                                    ==========      ==========     ==========         ==========      ==========      ==========





Basic  (loss) earnings per
  common share                           (0.02)          (0.16)         (0.11)              0.01            0.08            2.06
                                    ==========      ==========     ==========         ==========      ==========      ==========

Diluted (loss) earnings per
  common share                           (0.02)          (0.16)         (0.11)              0.01            0.07            2.06
                                    ==========      ==========     ==========         ==========      ==========      ==========

Weighted average number of
  shares of common stock
   - for basic (loss) earnings
       per share                     4,405,960       4,405,960      4,815,960          4,467,087       4,467,087       4,716,069
                                    ==========      ==========     ==========         ==========      ==========      ==========
   - for diluted (loss)
       earnings per share            4,405,960       4,405,960      4,815,960          4,742,564       4,742,564       4,716,069
                                    ==========      ==========     ==========         ==========      ==========      ==========

      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      FOR THE NINE MONTHS ENDED DECEMBER 31
                        (Amounts expressed in thousands)

                                                                                               NINE MONTHS ENDED DECEMBER 31,
                                                                                      ------------------------------------------
                                                                                               2003                       2002
                                                                                      -------------------------         --------
                                                                                         US$              HK$              HK$
Cash flow from operating activities:
Net income                                                                                  43              336            9,696
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Write-down of inventories                                                             1,016            7,925            5,639
   Provision for doubtful debts                                                            281            2,194            1,019
   Compensation expense                                                                     40              312               --
   Depreciation and amortization                                                           916            7,144            7,370
   Share of result of an associate                                                          --               --               60
   Impairment loss on property, plant and equipment                                         50              389               --
   Impairment loss on real estate investment                                               226            1,762               --
   Loss on disposal of property, plant and equipment                                        88              685              858
   Loss on disposal of real estate investment                                              255            1,992               --
   Loss on disposal of subsidiaries                                                         --               --               98
   Other than temporary decline in fair value of marketable securities                     317            2,474               --
   Realized gain on sales of marketable securities                                         (62)            (480)              --
   Minority interests                                                                      724            5,647            9,318
   Changes in operating assets and liabilities:
      Accounts receivable                                                                1,679           13,094              360
      Inventories                                                                        1,412           11,013          (28,814)
      Prepaid expenses                                                                     164            1,278           (2,031)
      Deposits and other receivables                                                      (304)          (2,373)            (449)
      Other current assets                                                                 469            3,661            3,155
      Income taxes receivable                                                               --               --             (449)
      Deferred tax assets                                                                  (41)            (318)           1,337
      Accounts payable                                                                     802            6,254           15,653
      Accrued payroll and employee benefits                                                290            2,260            1,534
      Other accrued liabilities                                                           (264)          (2,060)           2,022
      Deferred tax liabilities                                                              47              367               --
      Income taxes payable                                                                 814            6,351            4,671
                                                                                      --------         --------         --------
Net cash provided by operating activities                                                8,962           69,907           31,047
                                                                                      --------         --------         --------

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                           (2,140)         (16,692)          -7,438
    Purchase of real estate investment                                                  (4,900)         (38,222)              --
    Purchase of marketable securities                                                       (3)             (27)              --
    Purchase of a long-term investment                                                      --               --             -156
    Decrease in restricted cash                                                             --               --           16,169
    Loan to an associate                                                                    --               --             -300
    Proceeds from disposal of a long term investment                                        --               --              900
    Proceeds from disposal of marketable securities                                        576            4,495               --
    Proceeds from disposal of property, plant and equipment                                136            1,062              196
    Proceeds from disposal of real estate investment                                       666            5,196               --
    Proceeds from disposal of interests in subsidiaries                                     --               --              489
                                                                                      --------         --------         --------
Net cash (used in) provided by investing activities                                     (5,665)         (44,188)           9,860
                                                                                      --------         --------         --------

CASH FLOW FROM FINANCING ACTIVITIES:
    Increase in short-term borrowings                                                    2,416           18,848              942
    Proceeds from partial disposal of a subsidiary                                       1,146            8,940               --
    Repayment of short-term borrowings                                                  (2,416)         (18,845)         (14,339)
    Repayment of long-term debts                                                        (1,157)          (9,025)          (4,181)
    Repurchase of common stock                                                            (615)          (4,797)              --
                                                                                      --------         --------         --------
Net cash used in financing activities                                                     (626)          (4,879)         (17,578)
                                                                                      --------         --------         --------

Net increase in cash and cash equivalents                                                2,671           20,840           23,329
Cash and cash equivalents at beginning of period                                        10,739           83,766           82,152
Exchange adjustments                                                                        (1)             (16)              --
                                                                                      --------         --------         --------
Cash and cash equivalents at end of period                                              13,409          104,590          105,481
                                                                                      ========         ========         ========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest and financing charges                                                         45              352            1,441
                                                                                      --------         --------         --------
     Net income taxes paid                                                                 101              786              501
                                                                                      --------         --------         --------


      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (UNAUDITED)

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

The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of Hong Kong dollar amounts into United States dollars are for convenience only and have been made at the rate of HK$7.8 to US$1, the approximate free rate of exchange at December 31, 2003. Such translations should not be construed as representations that Hong Kong dollar amounts could be converted into United States dollars at that rate or any other rate.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has adopted this statement on April 1, 2003 and there was no impact on the Company's financial position or results of operations.

On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," to update, clarify, and simplify certain existing accounting pronouncements. Specifically, SFAS No. 145: (i) Rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," an amendment of APB Opinion 30, and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" which amended SFAS No. 4, as these two statements required that all gains and losses from the extinguishment of debt be aggregate and, if material, classified as an extraordinary item. Consequently, such gains and losses will now be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions; (ii) Rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," an amendment of Chapter 5 of Accounting Research Bulletins No. 43 and an interpretation of APB Opinions 17 and 30, because the discrete event to which the Statement relates is no longer relevant; (iii) Amends SFAS No. 13, "Accounting for leases," to require that certain lease modifications that have economic effects similar to sale-leaseback transaction be accounted for in the same manner as such transactions; (iv) Makes certain technical corrections, which the FASB deemed to be non-substantive, to a number of existing accounting pronouncements.

The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 and No. 64 are effective for fiscal years beginning after May 15, 2002. The provisions related to the amendment of SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. There was no significant impact on the Company's financial position and results of operations as a result of the adoption of SFAS No. 145.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies accounting for derivative instruments, including certain derivatives instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is generally effective for contracts entered into or modified after June 30, 2003. There was no significant impact on the Company's financial position and results of operations as a result of the adoption of SFAS No. 149.

In May 2003 the FASB issued SFAS No. 150. "Accounting for Certain Financial Instruments with Characteristic of Both Liabilities and Equity." The statement establishes standards for how an issuer classifies and measures certain financial instruments. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement requires that certain financial instruments that, under previous guidance, could be accounted for as equity be classified as liabilities, or assets in some circumstances. This statement does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The statement also requires disclosures about alternative ways of settling the instruments and the capital structure of entities whose shares are mandatorily redeemable. Management is assessing, but has not yet determined, the impact that SFAS No. 150 will have, if any, on its financial position and results of operations.

In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities -- An Interpretation of Accounting Research Bulletin No. 51". FIN No. 46 requires a primary beneficiary to consolidate a variable interest entity ("VIE"), if it has a VIE that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. FIN No. 46 is effective for the Company for the year ending March 31, 2004. Management does not expect that the adoption of this interpretation, and related amendments, will have a significant impact on the Company's financial position and results of operations.

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

                                                              For the Quarter Ended December 31, 2002
                                                              ---------------------------------------
                                                             Loss            No. of shares       Loss per share
                                                            HK$'000                                  HK$
Basic loss per share
Net loss available to common stockholders                           (511)            4,815,960          (0.11)


Diluted loss per share
Net loss available to common stockholders, including
conversion                                                          (511)            4,815,960          (0.11)

                                                            For the Nine Months Ended December 31, 2002
                                                            -------------------------------------------
                                                           Earnings          No. of shares          EPS
                                                            HK$'000                                 HK$
Basic EPS
Net income available to common stockholders
                                                                    9,696            4,716,069           2.06

Diluted EPS
Net income available to common stockholders,
including conversion                                                9,696            4,716,069           2.06

For each of the three-month and nine-month periods ended December 31, 2002, the effect on consolidated loss per share or EPS of options issued by MSIL and options issued by the Company was not included in the computation of diluted loss per share or EPS because it would have resulted in an anti-dilutive effect.

On June 7, 2002, the Company issued in aggregate 410,000 shares of common stock to two business consultants pursuant to their respective business consulting agreements. On April 30, 2003, the Company repurchased the consultants' shares for US$1.5 per share and cancelled those shares on May 12, 2003.

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

                                                              For the Quarter Ended December 31, 2003
                                                              ---------------------------------------
                                                             Loss            No. of shares          Loss per share
                                                            HK$'000                                      HK$
Basic loss per share
Net loss available to common stockholders                           (718)            4,405,960          (0.16)

Diluted loss per share
Net loss available to common stockholders, including
conversion                                                          (718)            4,405,960          (0.16)

                                                            For the Nine Months Ended December 31, 2003
                                                            -------------------------------------------
                                                           Earnings          No. of shares           EPS
                                                            HK$'000                                  HK$
Basic EPS
Net income available to common stockholders
                                                                      336            4,467,087            0.08

Effect of dilutive stock options granted by the
Company                                                                                275,477

Diluted EPS
Net income available to common stockholders,
including conversion                                                  336            4,742,564            0.07

5.    DISCLOSURE OF GEOGRAPHIC INFORMATION

All of the Company's sales of pearls are coordinated through its Hong Kong subsidiaries and an analysis by destination is as follows:

                         For the Quarter        For the Nine Months
                               Ended                   Ended
                            December 31              December 31
                        -------------------     ---------------------
                         2003        2002         2003        2002
                        HK$'000     HK$'000      HK$'000     HK$'000
Net Sales:
Hong Kong *              12,542      10,413        36,705     37,760
Export:
Germany                  16,955       6,571        46,686     16,554
North America            35,366      17,759        85,727     65,316
Europe excluding
  Germany                11,710      12,869        31,750     29,436
Japan                    17,162      10,599        27,476     27,974
Other Asian
  countries               9,464       6,376        35,198     39,390
Others                    3,341       2,252        11,394      8,630
                        -------      ------       -------    -------
                        106,540      66,839       274,936    225,060
                        =======      ======       =======    =======

* A majority of sales (by dollar amount) in Hong Kong are for re-export to North America and Europe.

The Company operates in Hong Kong and other regions of the People's Republic of China (the "PRC"). The locations of the Company's identifiable assets are as follows:

                                                 December 31,       March 31,
                                                     2003             2003
                                                   HK$'000           HK$'000
Hong Kong                                           402,266         399,628
PRC                                                 101,642          84,116
                                                    -------          ------
                                                    503,908         483,744
                                                    =======          ======

6.    DISCLOSURE OF MAJOR CUSTOMERS

During the three and nine months ended December 31, 2003, there was no customer who accounted for 10% or more of total sales. On the other hand, there was one customer who accounted for 12.1% of total sales for the three months ended December 31, 2002 but no customer accounted for 10% or more of total sales for the nine months ended December 31, 2002.

7.    SEGMENT INFORMATION

Reportable segment profit or loss, and segment assets are disclosed as follows:

              REPORTABLE SEGMENT PROFIT OR LOSS, AND SEGMENT ASSETS

                                             FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                              ENDED, DECEMBER 31          ENDED, DECEMBER 31
                                              2003          2002          2003          2002
                                            HK$'000        HK$'000       HK$'000       HK$'000
Revenues from external
customers:

  Pearls                                     106,540        66,839       274,936       225,060
  Real estate investment                       1,690         1,928         4,565         5,628
                                             -------        ------       -------       -------
                                             108,230        68,767       279,501       230,688
                                             =======        ======       =======       =======

Operating income:
  Pearls                                       6,539          (248)       17,224        22,499
  Real estate investment                        (296)          269        (4,269)          822
                                             -------        ------       -------       -------
                                               6,243            21        12,955        23,321
                                             =======        ======       =======       =======
Interest expenses:
  Pearls                                          20           208           102           811
  Real estate investment                          14           123           118           405
  Corporate assets                                29            63           117           214
                                             -------        ------       -------       -------
                                                  63           394           337         1,430
                                             =======        ======       =======       =======
Depreciation and
amortization:

  Pearls                                       1,679         1,735         5,148         5,034
  Real estate investment                         442           457         1,307         1,370
  Corporate assets                               231           276           689           966
                                             -------        ------       -------       -------
                                               2,352         2,468         7,144         7,370
                                             =======        ======       =======       =======
Capital expenditure for segment assets:

  Pearls                                         632         5,839         4,185         7,274
  Real estate investment                       8,577            --        50,729            --
  Corporate assets                                --           142            --           164
                                             -------        ------       -------       -------
                                               9,209         5,981        54,914         7,438
                                             =======        ======       =======       =======

                                                                      As of        As of
                                                                    December 31,  March 31,
                                                                      2003         2003
                                                                     HK$'000      HK$'000
Segment assets:
  Pearls                                                             361,778      334,251
  Real estate investment                                              89,164       96,447
  Corporate assets                                                    52,966       53,046
                                                                     -------      -------
                                                                     503,908      483,744
                                                                     =======      =======

8.    OTHER THAN TEMPORARY DECLINE IN VALUE OF MARKETABLE SECURITIES

The Company recognized losses of HK$2.5 million on its marketable securities due to decline in fair value that were determined by management to be other than temporary.

9.    COMMON STOCK

On June 7, 2002, the Company issued an aggregate of 410,000 shares of common stock, par value US$0.001 per share, to two business consultants pursuant to their respective business consulting agreements, both dated June 1, 2002. Compensation expenses of approximately HK$2.2 million, the fair value of the stock issued, is being recognized over the consultants' service period. During the three and nine months ended December 31, 2003, approximately HK$272,000 and HK$816,000 respectively was charged to the income statement. On April 30, 2003, the Company repurchased the stock issued to these consultants at a price of US$1.5 per share. These shares were cancelled on May 12, 2003.

On May 27, 2003, the Company launched a small shareholders buyout program to purchase shares of the Company's common stock from shareholders who, on May 27, 2003, owned 99 or fewer shares of the Company. Subsequent to the closing of the buyout program, the Company's transfer agent reported to the Company in July 2003 that none of the shareholders accepted the offer.

On August 6, 2003, Man Sang International Limited ("MSIL"), a subsidiary of the Company whose shares are listed on The Stock Exchange of Hong Kong Limited, approved an ordinary share dividend of one share of ordinary share for every ten ordinary shares owned by each of its record shareholders.

10.   PURCHASE OF A PROPERTY

The Company purchased office space at 8th Floor, Harcourt House, No. 39 Gloucester Road, Wanchai, Hong Kong for a consideration of approximately HK$38.2 million including purchase cost and its associated expenses. The transaction was completed on August 15, 2003.

11.   SALE OF PROPERTY

The Company entered into a sales and purchase agreement on August 12, 2003 to sell Units 14, 15 & 16 of the 6th Floor, Block A, and car parking space numbered L-30, at Focal Industrial Centre, 21 Man Lok Street, Kowloon, Hong Kong for a total consideration of approximately HK$6.2 million. The transaction was completed by October 31, 2003.

In connection with the disposal, the Company recorded an impairment loss of approximately HK$2.1 million, which represents the excess of the carrying value of the properties over the consideration. The impairment loss, comprising HK$0.4 million attributable to pearl operations and HK$1.7 million attributable to real estate operations, has been recorded as a component of "Selling, General and Administrative Expenses" in the income statement for the nine months ended December 31, 2003.

12.   RELATED PARTY TRANSACTION

Mr. Cheng Chung Hing, Ricky, who serves as Chairman, President and Chief Executive Officer of the Company, and Mr. Cheng Tai Po, the Vice Chairman of the Company, are the beneficial owners of the principal shareholder of the Company, Cafoong Limited ("Cafoong"). Mr. Cheng Chung Hing, Ricky and Mr. Cheng Tai Po own 60% and 40% of the issued share capital of Cafoong, respectively. Cafoong directly and indirectly held 62.42% of Common Stock and 100% of Series A Preferred Stock of the Company.

At April 1, 2003, the Company, through its wholly owned subsidiary, Man Sang International (B.V.I.) Limited ("MSBVI"), held 468.6 million issued shares of Man Sang International Limited ("MSIL"), a company listed on The Hong Kong Stock Exchange, which represented 56.66% of all the issued shares of MSIL.

On October 6, 2003, Mr. Cheng Chung Hing, Ricky and Mr. Cheng Tai Po purchased from MSBVI 36 million and 24 million of MSIL shares, respectively. After such transaction, through MSBVI, the Company held 408.6 million MSIL shares, representing 49.40% of the shares in issue of MSIL, and remained the principal shareholder of MSIL. The purchase price per share was the arithmetic average of the closing price of MSIL shares for each of the five trading days immediately preceding and including October 6, 2003. Although the Company made no cash payment in connection with its sale of MSIL shares, it has recorded the amount by which its attributable share of MSIL's net assets (as represented by the 60 million MSIL shares sold) exceeds the purchase consideration, in the amount of HK$22 million, as distribution to shareholders. In addition, the Company has made a tax provision in the amount of HK$1.5 million, which has been recorded as income tax expense.

13.   CONTINGENCIES

On December 2, 2003, Arcadia Jewellery Limited ("Arcadia"), a subsidiary of the Company, filed a lawsuit in Hong Kong against its former general manager and certain other parties for breach of certain agreements. On December 22, 2003, this former general manager also filed a lawsuit in Hong Kong against Arcadia. Arcadia intends to pursue its claim and defend against the former general manager's claims vigorously. Although it is not possible to predict with certainty at the moment the outcome of these unresolved legal actions or the range of possible loss or recovery, the Company does not believe that the resolution of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements that are, by their nature, subject to risks and uncertainties. These forward-looking statements include, without limitation, statements relating to:
(a) future supplies, demands, and purchase and sale prices of pearl and pearl jewelry in the international pearl and jewelry markets, and real estate in Hong Kong and the PRC; (b) sales and profitability of the Company's products and its future product mix; (c) the amount and nature of, and potential for, future developments and competitions; (d) expansion, consolidation and other trends in the pearl and jewelry industry; (e) the Company's business strategy; (f) the Company's estimated financial information regarding its business; (g) tax exemptions and tax rates; and (h) exchange rates. These forward-looking statements are based on assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors the Company believes to be appropriate in particular circumstances. However, whether actual results and developments will meet the Company's expectations and predictions depends on a number of known and unknown risks and uncertainties and other factors, any or all of which could cause actual results, performance or achievements to differ materially from the Company's expectations, whether expressed or implied by such forward-looking statements (which may relate to, among other things, the Company's sales, costs and expenses, income, inventory performance, and receivables). The Company's ability to achieve its objectives and expectations are derived at least in part from assumptions regarding economic conditions, consumer tastes, and developments in its competitive environment. The following factors, among others, could materially affect the likelihood that the Company will achieve its objectives and expectations communicated through these forward-looking statements: (i) low or negative growth in the economies or the financial markets of our customers, particularly in the United States and in Europe that reduces discretionary spending on goods that might be perceived as "luxuries;" (ii) whether the Hong Kong dollar will remain pegged to the US dollar at US$1 to HK$7.8; (iii) adverse changes in customer's choice of pearls vis-a-vis other precious stones and metals; (iv) whether the Company will continue to obtain a stable supply of pearls in the quantities, of the quality and on terms required by the Company; (v) a substantial adverse change in the exchange relationship between RMB and the Hong Kong or US dollar; (vi) substantial increase in tax burden of subsidiaries of the Company operating in the PRC; (vii) substantial change in climate and environmental conditions at the source regions of pearls that could have material effect on the supply and pricing of pearls; and (viii) substantial adverse change in the real estate market conditions in the PRC and in Hong Kong. The Company does not intend to update its forward-looking statements made in this Form 10-Q or elsewhere to reflect changes that may occur after the date such forward-looking statements are made. The following discussion of results of operation, and liquidity and capital resources should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Form 10-Q and with the Company's annual report on Form 10-K for the year ended March 31, 2003.

OVERVIEW

As economic sentiment continued to improve in the third quarter, the Group recorded a turnover of approximately HK$274.9 million for the nine months ended December 31, 2003, representing an increase of 22.2% as compared to the same period in 2002. The improvement in turnover suggested that our customers' confidence in coming back to Hong Kong for trading had increased. The increase was also in part due to sales generated from our jewelry business acquired in December 2002.

Gross profit margin for the nine months ended December 31, 2003 decreased by 4.9% to 25.1% compared to the gross profit margin of 30.0% for the same period last year. The decrease was mainly attributable to our flexible pricing strategy on freshwater pearls, as well as our acquired jewelry business which has a slightly lower gross profit margin than our existing pearl and pearl jewelry businesses.

Net income for the nine months ended December 31, 2003 was approximately HK$336K*, compared to net income of HK$9.7 million for the same period in 2002. The decrease was mainly attributable to higher SG&A expense for the period ended December 31, 2003 as compared to the same period in 2002, as well as other non-operating items (an impairment charge recorded for an other than temporary decline in fair value of certain marketable securities) and an increase in income taxes.

RESULTS OF OPERATIONS

Nine-Month Period Ended December 31, 2003 compared to Nine-Month Period Ended December 31, 2002.

Sales and Gross Profit

Net sales for the nine months ended December 31, 2003 increased by HK$49.8 million, or 22.1%, to HK$274.9 million, compared to net sales of HK$225.1 million during the same period in 2002. The overall increase in sales was mainly attributable to the continual momentum of business recovery after the impact of the Iraq war and Severe Atypical Respiratory Syndrome ("SARS") on consumer spending in the first quarter, reflecting a return of customers' confidence. In addition, the increase is also due to the additional contribution of sales revenue generated from our jewelry business acquired in December 2002.

Gross profit for the nine months ended December 31, 2003 increased by HK1.3 million, or 2.1%, to HK$68.9 million from HK$67.6 million for the same period in 2002. As a percentage of net sales, gross profit margin decreased 4.9% to 25.1% for the nine months ended December 31, 2003 from 30.0% for the same period in 2002. The decrease in gross profit margin was mainly attributable to our flexible pricing strategy on our fresh water pearls to boost sales and to our jewelry business acquired in December 2002, which has a slightly lower gross profit margin than our pearl and pearl jewelry business.

*As used in this 10-Q, the letter "K" appearing immediately after a dollar amount denotes rounding to the nearest HK$1,000; as an example, HK$250,499 may be rounded to "HK$250K".

Rental Income

Gross rental income for the nine months ended December 31, 2003 was approximately HK$4.6 million, representing a decrease of approximately HK$1.1 million, or 18.9%, as compared to HK$5.6 million in the same period in 2002. The decrease in gross rental income was mainly attributable to the Company taking back some of its properties, which had previously been rented to third parties, for internal use since April 21, 2003. Such decrease was partially offset by the additional rental income contribution generated by the newly acquired property at 8th Floor, Harcourt House, 39 Gloucester Road, Wanchai, Hong Kong.

Selling, General and Administrative Expenses ("SG&A expenses")

SG&A expenses were HK$60.6 million, consisting of HK$51.8 million attributable to pearl operations and HK$8.8 million attributable to real estate operations. SG&A expenses for the nine months ended December 31, 2003, increased approximately HK$10.7 million, or 21.4%, from HK$49.9 million, as compared to the same period in 2002, consisting of HK$ 45.1 million attributable to pearl operations and HK$4.8 million attributable to real estate operations, for the same period in 2002.

The increase in SG&A expenses in the pearl operations was mainly due to (i) increased headcount and salary expenses related to our acquired jewelry business, (ii) bad debt provision made on customers while the increase in SG&A expenses in the real estate operations was mainly due to (i) a loss arising on the demolition of one of the buildings for reconstruction in Shenzhen, and (ii) a loss arising from the disposal of one of our properties located at Focal Industrial Centre, 21 Man Lok Street, Kowloon, Hong Kong.

As a percentage of net sales, SG&A expenses from pearl operations decreased 1.2% to 18.8% for the nine-month period ended December 31, 2003 from 20.0% for the same period in 2002. The decrease is mainly attributable to increased net sales.

Interest Expense

Interest expense decreased by HK$1.1 million, or 76.4%, to approximately HK$337K for the nine months ended December 31, 2003 from HK$1.4 million for the same period in 2002 as a result of the reduction of the Company's bank borrowings and the lower interest rate during the period.

Interest Income

Interest income decreased by approximately HK$380K or 65.0%, to approximately HK$205K for the nine months ended December 31, 2003 from approximately HK$585,000 in the same period in 2002. The decrease was due to lower interest rates during the nine months ended December 31, 2003 when compared to same period in 2002.

Other Than Temporary Decline in Fair Value of Marketable Securities

The Company recorded a charge for an other than temporary decline in fair value of certain marketable securities for the nine months ended December 31, 2003, of HK$2.5 million due to a decline in value which was considered as other than temporary after comparing market value to cost.

Income Taxes

Income taxes for the nine months ended December 31, 2003 were HK$7.1 million, an increase of HK$1.0 million as compared to HK6.1 million for the same period in 2002. Higher income taxes primarily resulted from taxable gain arisen from the disposal of MSIL shares by MSBVI during the nine months ended December 31, 2003 when compared to same period in 2002.

Net Income

Net income for the nine months ended December 31, 2003 was approximately HK$336K, compared to net income of HK$9.7 million for the same period in 2002. The decrease was mainly attributable to higher SG&A expense, and lower gross profit margin and rental income, for the period ended December 31, 2003 as compared to the same period in 2002, as well as other non-operating items (including without limitation an impairment charge recorded for an other than temporary decline in fair value of certain marketable securities) and an increase in income taxes.

Three-Month Period Ended December 31, 2003 Compared to Three-Month Period Ended December 31, 2002.

Sales and Gross Profit

Net sales for the three months ended December 31, 2003 increased by HK$39.7 million, or 59.4%, to HK$106.5 million, compared to net sales of HK$66.8 million during the same period in 2002. The overall increase in sales of both pearls and jewelry in the quarter ended December 31, 2003 was mainly attributable to the continual momentum of business recovery after the impact of Iraq war and SARS on consumer spending in the first quarter, reflecting a return of customers' confidence. In addition, the increase is also due to the additional contribution of sales revenue generated from the jewelry business acquired in December 2002.

Gross profit for the three months ended December 31, 2003 increased by HK$8.6 million or 56.7%, to HK$23.8 million from HK$15.2 million for the same period in 2002. As a percentage of net sales, gross profit margin decreased 0.4% to 22.4% for the three months ended December 31, 2003 from 22.8% for the same period in 2002. The decrease in gross profit margin was mainly attributable to our flexible pricing strategy on our fresh water pearls to boost sales and to our jewelry business acquired in December 2002, which has a slightly lower gross profit margin than our pearl and pearl jewelry business.

Rental Income

Gross rental income for the three months ended December 31, 2003 was approximately HK$1.7 million representing a decrease of approximately HK$0.2 million, or 12.3%, as compared to HK$1.9 million in the same period in 2002. The decrease in gross rental income was mainly attributable to the Company taking back some of its properties, which had previously been rented to third parties, for internal use since April 21, 2003. Such decrease was partially offset by the additional rental income contribution generated by the newly acquired property at 8th Floor, Harcourt House, 39 Gloucester Road, Wanchai, Hong Kong.

SG&A expenses

SG&A expenses for the three months ended December 31, 2003 were HK$19.3 million, consisting of HK17.3 million attributable to pearl operations and HK$2.0 million attributable to real estate operations. SG&A expenses for the three months ended December 31, 2003, increased approximately HK$2.2 million, or 12.6%, from HK$17.1 million in the same period in 2002, consisting of HK$15.4 million attributable to pearl operations and HK$1.7 million attributable to real estate operations for the same period in 2002. The increase in SG&A expenses was mainly due to the debt provision made on customers and the increased headcount and salary expenses related to our jewelry business acquired in December 2002.

As a percentage of net sales, SG&A expenses from pearl operations decreased 7.5% to 18.1% for the three months ended December 31, 2003 from 25.6% for the same period in 2002. The decrease is mainly attributable to increased net sales.

Interest Expense

Interest expense decreased by approximately HK$331K or 84.0%, to approximately HK$63K for the three months ended December 31, 2003 from approximately HK$394,000 for the same period in 2002 as a result of lower bank borrowings within the Company for the period and lower interest rate.

Interest Income

Interest income decreased by approximately HK$116K or 71.6%, to approximately HK$46K for the three months ended December 31, 2003 from approximately HK$162K in the same period in 2002. The decrease was due to the effect of lower interest rates during the three months ended December 31, 2003 when compared to same period in 2002.

Other Than Temporary Decline in Fair Value of Marketable Securities

The Company recorded a charge for an other than temporary decline in fair value of certain marketable securities for the three months ended December 31, 2003 of HK$2.5 million due to a decline in value that was considered as other than temporary after comparing market value to cost.

Income Taxes

Income taxes for the three months ended December 31, 2003 were HK$3.8 million, as compared to approximately HK$533K for the same period in 2002. Higher taxes resulted from higher taxable operating income and the taxable gain arisen from the disposal of MSIL shares by MSBVI during the three months ended December 31, 2003 as compared to the same period in 2002.

Net Loss

Net loss for the three months ended December 31, 2003 was approximately HK$718K compared to net loss of approximately HK$511K for the same period in 2002. The increase was mainly attributable to the higher income taxes, non-operating items including without limitation an impairment charge recorded for an other than temporary decline in fair value of certain marketable securities, as well as higher SG&A expenses in this period in 2003 as compared to the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity needs are funded by collection of accounts receivable and sales of inventories. At December 31, 2003, the Company had working capital of HK$258.7 million, which included a cash balance of HK$104.6 million and represented the excess of the total current assets over the total current liabilities. The current ratio was 7.0 to 1 as of December 31, 2003, calculated by reference to total current assets and total current liabilities. Net cash provided by operating activities was approximately HK$69.9 million for the nine months ended December 31, 2003. Net cash used in investing activities for the nine months ended December 31, 2003 was HK$44.2 million and net cash used in financing activities was HK4.9 million.

Inventories were HK$115.1 million at December 31, 2003. The inventory turnover period was 5.4 months for the nine months ended December 31, 2003.

Accounts receivable were HK$54.8 million at December 31, 2003. The accounts receivable turnover period was 56.8 days for the nine months ended December 31, 2003.

Long-term debts (including current portion of long-term debts) were HK$13.0 million at December 31, 2003. The gearing ratio was 0.06 at December 31, 2003, calculated by reference to the debt of HK$13.0 million and the stockholders' equity of HK$234.3 million.

The Company had available working capital facilities of HK$95.6 million in total with various banks at December 31, 2003. Such banking facilities include letter of credit arrangements, import loans, overdraft and other facilities commonly used in the jewelry business. All such banking facilities bear interest at floating rates generally offered by banks in Hong Kong and in the PRC, and are subject to periodic review. At December 31, 2003, the Company had not utilized any of these credit facilities.

The Company has a future cash payment obligation in regard of certain properties under construction in the Man Sang Industrial Centre in Shenzhen which amounts approximately to HK$4.2 million as at December 31, 2003.

The Company believes that its existing cash, cash equivalents, banking facilities and funds to be generated from internal operations will be sufficient to meet its anticipated future liquidity requirements.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2003, the Company had no derivative contracts, such as forward contracts and options to hedge against foreign exchange fluctuations.

During the nine months ended December 31, 2003, the Company made 33.8% of its purchases in Hong Kong Dollar and 33.6% in US dollars.

At December 31, 2003, the Company had no short-term RMB bank borrowings. The RMB is not a fully convertible currency and the PRC government determines its exchange rate against other currencies. To the best of our knowledge, the PRC has not declared any intention to either devalue or revalue its currency; however, there can be no assurance that a decision to allow the currency to fluctuate in the future will not be taken. The Company's sales are principally denominated in either US dollars or Hong Kong dollars. Because the Hong Kong dollar remained pegged to the US dollar at a consistent rate, the Company feels that the exposure of its sales proceeds to foreign exchange fluctuations is minimal. Therefore, the Company believes its currency risk in the foreseeable future is not material.

At December 31, 2003, the Company had Hong Kong dollar bank borrowings of HK
13.0 million, the weighted average interest rate of which was 1.37 % per annum. The Company's interest expense is sensitive to fluctuations in the general level of Hong Kong interest rates determined on the basis of Hong Kong Inter-bank Offer rate ("HIBOR"). Because the Hong Kong dollar is pegged to the US dollar, which correlates Hong Kong interest rates to US interest rates, any change in US interest rates will likely affect Hong Kong interest rates. Since the US economy has slowed down and US interest rates have remained low, the three-month HIBOR has decreased by 6.35% from 6.5% as at September 30, 2000 to 0.15% as at December 31, 2003. Therefore, the Company does not foresee material risks of an increase in Hong Kong interest rates in the foreseeable future and did not enter into derivative contracts or other arrangements to hedge against such risk.

ITEM  4. CONTROLS AND PROCEDURES

As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. No change was made in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company's Chief Executive Officer and Chief Financial Officer do not expect that the Company's disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resources constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any given design will succeed in achieving its stated goals under all potential future conditions.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 2, 2003, Arcadia Jewellery Limited ("Arcadia"), a subsidiary of the Company, filed a lawsuit in Hong Kong against its former general manager and certain other parties for breach of certain agreements. On December 22, 2003, this former general manager filed a lawsuit in Hong Kong against Arcadia. Arcadia intends to pursue its claim and defend against the former general manager's claims vigorously. Although it is not possible to predict with certainty at the moment the outcome of these unresolved legal actions or the range of possible loss or recovery, the Company does not believe that the resolution of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 6. EXHIBITS

(A)   Exhibits

      31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

      31.2  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

      32.1  Section 1350 Certification of Chief Executive Officer

      32.2  Section 1350 Certification of Chief Financial Officer

(B)   Reports on Form 8-K

      None

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, Man Sang Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MAN SANG HOLDINGS, INC.

Date: February 19, 2004


                                    By:   /s/ CHENG Chung Hing, Ricky
                                          --------------------------------------
                                          CHENG Chung Hing, Ricky
                                          Chairman of the Board, President,
                                          Chief Executive Officer

INDEX TO EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.

Exhibit No.       Description

31.1        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1        Section 906 Certification of Chief Executive Officer
32.2        Section 906 Certification of Chief Executive Officer