Form 10-K
period 2004-03-31
MAN SANG HOLDINGS INC
filed 2004-06-29
CIK 807630

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------
                                    FORM 10-K
                                  -------------

 (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE FISCAL YEAR ENDED MARCH 31, 2004 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO ___________.

                         COMMISSION FILE NO. 33-10639-NY
              ----------------------------------------------------
                             MAN SANG HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)
              ----------------------------------------------------

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

                          Common Stock $0.001 par value
                          -----------------------------
                                (Title of class)
                             ----------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days.
                                 Yes [X] No[ ]

      Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $5,547,466 as of June 21, 2004, based upon the closing price on the NASD Electronic Bulletin Board reported for such date. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer of affiliate status is not necessarily a conclusive determination for other purposes.

  4,405,960 shares of Common Stock Issued and Outstanding as of June 21, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement are incorporated by reference into
Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

GENERAL AND ORGANIZATION CHART

Man Sang Holdings, Inc. (the "Company," or "we" or "us"), through its subsidiaries, is principally engaged in the purchasing, processing, assembling, merchandising, and wholesale distribution of pearls, pearl jewelry products and jewelry products. In addition, the Company owns and operates a commercial real estate complex in Shenzhen, People's Republic of China (the "PRC"). The structure of the Company as of the date of this annual report on Form 10-K is as follows:

ORGANIZATIONAL CHART OF MAN SANG GROUP

                     [MAN SANG GROUP ORGANIZATIONAL CHART]

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

The foundation of the group of companies comprising the Company and its subsidiaries (the "Group") was laid in the early 1980's when Cheng Chung Hing, Ricky formed Man Sang Trading Hong, a freshwater pearl trading company, and Cheng Tai Po formed Peking Pearls Company, a Japanese cultured pearl trading company. As the business of the Group developed, Man Sang Jewellery Company Limited ("MSJ") and Peking Pearls Company Limited were formed in Hong Kong in 1988 and 1991, respectively, to continue the trading operations of the Group. Subsequently, the Group expanded its operations to include pearl processing with the establishment of Man Hing Industry Development (Shenzhen) Co., Ltd. ("Man Hing") in 1992 to process and assemble freshwater pearls and Chinese cultured pearls, and Damei Pearls Jewellery Goods (Shenzhen) Co., Ltd. ("Damei") in 1995 to assume and expand the Chinese cultured pearl processing operations of Man Hing. In view of the continuous expansion of Chinese cultured pearls business, in December 1996 the Group set up a subsidiary, Tangzhu Jewellery Goods (Shenzhen) Co., Ltd. ("Tangzhu") in the PRC to specialize in purchasing and processing Chinese cultured pearls of larger sizes with diameter from 6mm and above and, to a lesser extent, in processing other cultured pearls. As a result, Damei started to concentrate on the purchasing and processing of cultured pearls of smaller size with diameter below 6mm. The business of purchasing and processing of Chinese

---------------
*Unless otherwise indicated as Hong Kong dollars or HK$, all financial information contained herein is presented in US dollars. The translations of Hong Kong dollar amounts into US dollars are for reference purpose only and have been made at the exchange rate of HK$7.80 for US$1, the approximate free rate of exchange at March 31, 2004. The Hong Kong dollar has been "pegged" to the US dollar since October 1983. The so-called "peg" is the Linked Exchange Rate System under which certificates of indebtedness issued by the Hong Kong Exchange Fund, which the three banks that issue the Hong Kong currency are required to hold as backing for the issue of Hong Kong dollar notes, are issued and redeemed against US dollars at a fixed exchange rate of HK$7.8 to US$1. In practice, therefore, any increase in note circulation is matched by a US dollar payment to the Exchange Fund, and any decrease in note circulation is matched by US dollar payment from the Exchange Fund. In the foreign exchange market, the exchange rate of Hong Kong dollar continues to be determined by forces of supply and demand. Against the fixed exchange rate for the issue and redemption of certificates of indebtedness, the market exchange rate generally stays close to the rate of HK$7.80 to US$1.

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

On August 6, 2003, MSIL approved an ordinary share dividend of one share of ordinary share for every ten ordinary shares owned by each of its record shareholders.

On October 6, 2003, Mr. Cheng Chung Hing, Ricky and Mr. Cheng Tai Po purchased from MSBVI 36 million and 24 million of MSIL shares, respectively. After such transaction, through MSBVI, the Company held 408.6 million MSIL shares, representing 49.40% of the shares issued of MSIL, and remained the principal shareholder of MSIL. The purchase price per share was the arithmetic average of the closing price of MSIL shares for each of the five trading days immediately preceding and including October 6, 2003.

In order to facilitate the growth in existing operations and expansion into processing operations, and to diversify its revenues, in 1991, the Group commenced construction of 24 buildings in an industrial facility in Shenzhen, the PRC ("Man Sang Industrial City") for use in pearl processing and corporate administration (5 buildings) and for lease to third party industrial users (19 buildings). During the year, one of the buildings within the second group of buildings has been demolished for reconstruction. See "Item 1 - Business - Real Estate Leasing Operations" and "Item 2 - Properties."

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

The PRC is a major supplier of freshwater pearls. In addition to the traditional smaller freshwater pearls ranging in size from 5mm to 7mm, there is a supply of high quality freshwater pearls ranging in size from 8mm to 10mm, or even sometimes up to 15mm since 1999. These larger freshwater pearls contribute a higher gross profit margin than the traditional smaller freshwater pearls.

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

The following table illustrates by pearl category the typical range of size and wholesale price of cultured pearls we sell, with price variations within each category reflecting size and qualitative differences:

                                                     SIZE        PRICE/16 INCH STRAND
                                                      mm                 US$
Freshwater pearls                                  2  -  13            2 - 1,000
Chinese cultured pearl                             5  -  7.5            13 - 300
Japanese cultured pearls                           7  -  10          100 - 2,000
Tahitian pearls                                    8  -  16         200 - 15,000
South Sea pearl                                    8  -  18         300 - 70,000

We also offer fully assembled pearl jewelry, including necklaces, earrings, rings, pendants, broaches, bracelets, watches, cufflinks, and similar miscellaneous pearl products. For the three years ended March 31, 2004, freshwater and cultured pearls sales as a percentage of our sales of pearls and assembled pearl products were as follows:

                                                              Loose and                  Assembled
Year                                                        Strands Pearls             Pearl Jewelry
                                                        Freshwater   Cultured     Freshwater     Cultured
                                                            %            %            %              %
2004                                                        35          73            65             26
2003                                                        60          87            40             13
2002                                                        66          92            34              8

We have established overseas customer bases during fiscal 2004 through our effective marketing network, which, together with the increase in our assembled jewelry product line in fiscal 2004, accounted for the increase in assembled jewelry as a percentage of total sales in fiscal 2004.

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

In fiscal 2004, our five largest suppliers the Company accounted for approximately 52.6% (2003: 30.4%) of our total purchases, with the largest supplier accounting for approximately 12.7% (2003: 13.2%) of our total purchases.

In fiscal 2004, approximately 30.4% of our purchases were made in Hong Kong dollars, with the remaining amount settled in US dollars, French Polynesian francs, Renminbi or Japanese Yen. It is our policy not to enter into derivative contracts such as forward contracts and options, unless we consider it necessary to hedge against foreign exchange fluctuations. No such derivative contract was entered into during fiscal 2004. See "Item 7A - Quantitative and Qualitative Disclosures about Market Risk."

Processing and Assembly

Pearl processing and assembly are conducted at our facilities in Shenzhen, PRC. Freshwater pearl processing and assembly operations presently occupy approximately 29,385 square feet and employ 241 workers while cultured pearl processing and assembly operations occupy approximately 24,434 square feet and employ 190 workers. The average compensation per factory worker is HK$686 per month while average supervisory compensation is HK$1,763 per month.

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

We presently have facilities and pearl processing personnel to produce approximately 29,000 kg (2003: 29,000 kg) of freshwater pearls and 10,000 kg (2003: 10,000 kg) of cultured pearls annually. Fiscal 2004 production totaled approximately 9,330 kg of freshwater pearls and 7,781 kg of cultured pearls, compared to the production of 10,360 kg of freshwater pearls and 10,247 kg of cultured pearls in fiscal 2003. We presently also have adequate assembly and finishing personnel and facilities to produce approximately 1.3 million pieces of finished jewelry annually.

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

Customers

Our customers consist principally of wholesale distributors and mass merchandisers in Europe, the United States, Hong Kong and other Asian countries. For fiscal 2004, no customer accounted for more than 10% of our sales, and our five largest customers accounted for approximately 22.1% (2003: 19.0%), with the largest customer accounting for approximately 8.6% (2003: 9.2%) of our sales. As of March 31, 2004, we had approximately 1,000 customers. We have no long-term contract with any customer. Most of our customers have been in business with us for a number of years. We do not believe that the loss of any one customer will have a material adverse effect on our financial condition or results of operations.

Our policy is to denominate predominantly all our sales in either US dollars or Hong Kong dollars. Since Hong Kong dollar remained "pegged" to the U.S. dollar throughout fiscal 2004, our sales proceeds have thus far had minimal exposure to foreign exchange fluctuations. See "Item 7A - Quantitative and Qualitative Disclosures about Market Risk."

The following table sets forth by region and by product our net sales for the years ended March 31, 2004, 2003 and 2002:

                           2004                2003                2002
                          HK$'000       %     HK$'000       %     HK$'000       %
Cultured Pearls
North America              76,436      20.0    76,140      23.6    60,000      21.2
Europe                     23,148       6.1    21,864       6.8    30,924      11.0
Germany                     9,725       2.5     7,790       2.4    11,075       3.9
Hong Kong                  29,685       7.8    33,634      10.4    49,858      17.6
Japan                      29,054       7.6    33,098      10.2    21,721       7.7
Other Asian countries      39,840      10.4    45,151      14.0    33,058      11.7
Others                      7,052       1.8     5,378       1.7     7,419       2.6
                          -------     -----   -------     -----   -------     -----
Sub-total                 214,940      56.2   223,055      69.1   214,055      75.7
                          =======     =====   =======     =====   =======     =====

Freshwater Pearls
North America               2,145       0.6     5,909       1.8     6,719       2.4
Europe                      5,701       1.5     6,204       1.9     4,847       1.7
Germany                     2,748       0.7     3,204       1.0     3,335       1.2
Hong Kong                   1,860       0.5     7,251       2.3     2,420       0.9
Japan                       5,499       1.4     4,848       1.5     6,243       2.2
Other Asian countries       4,363       1.2     6,140       1.9     8,317       2.9
Others                      1,560       0.4     1,437       0.4     1,234       0.4
                          -------     -----   -------     -----   -------     -----
Sub-total                  23,876       6.3    34,993      10.8    33,115      11.7
                          -------     -----   -------     -----   -------     -----

Assembled Pearl Jewelry
North America              38,943      10.2    10,781       3.3     6,936       2.4
Europe                     16,801       4.4    10,950       3.4     7,338       2.6
Germany                    54,091      14.1    19,257       6.0       855       0.3
Hong Kong                  19,039       5.0    10,630       3.3     9,348       3.3
Japan                       2,936       0.8     1,977       0.6     2,691       1.0
Other Asian countries       3,619       0.9     7,641       2.4     5,947       2.1
Others                      7,878       2.1     3,798       1.1     2,430       0.9
                          -------     -----   -------     -----   -------     -----
Sub-total                 143,307      37.5    65,034      20.1    35,545      12.6
                          -------     -----   -------     -----   -------     -----
Total                     382,123     100.0   323,082     100.0   282,715     100.0
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

The following table sets forth our unaudited net sales for the fiscal years indicated:

                                  Fiscal Year Ended March 31,

                  2004                 2003                 2002
                 HK$'000       %      HK$'000        %     HK$'000       %
First Quarter     66,888      17.5     76,776      23.8     73,294      25.9
Second Quarter   101,508      26.6     81,445      25.2     72,645      25.7
Third Quarter    106,540      27.9     66,839      20.7     57,127      20.2
Fourth Quarter   107,187      28.0     98,022      30.3     79,649      28.2
                 -------     -----    -------     -----    -------     -----
Total            382,123     100.0    323,082     100.0    282,715     100.0
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

As of March 31, 2004, Man Sang Industrial City consisted of 23 buildings encompassing a total gross floor area of approximately 520,693 square feet. Of the buildings in Man Sang Industrial City, 18 are factory buildings and 5 are living quarters. In addition to factories, dormitories and shops, Man Sang Industrial City has green zones, playgrounds and other amenities typically offered in industrial/living complexes in the PRC.

Leasing and Management

Throughout fiscal 2004, we utilized 5 buildings in Man Sang Industrial City for pearl processing and assembly, administration and to house employees. The remaining facilities were leased to third party industrial users, primarily foreign investors and non-polluting light industry.

We employed a staff of 22 persons to provide required management, leasing, maintenance and security for Man Sang Industrial City.

As of March 31, 2004, the 18 buildings in Man Sang Industrial City, excluding the 5 buildings utilized for our pearl operations, were used for leasing to third party industrial users. Such facilities are typically offered under leases ranging in duration from 1 year to 3 years. The gross rental income from Man Sang Industrial City for fiscal 2004 was approximately HK$3.60 million compared to approximately HK$4.51 million for fiscal 2003. See " Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Year Ended March 31, 2004 Compared to Year Ended March 31, 2003 - Rental Income."

In addition to Man Sang Industrial City, we own rental properties in Hong Kong ("Hong Kong Rental Properties") which were leased to independent third parties. The Hong Kong Rental Properties consist of the properties as follows:-

a. 2,643 square feet on 17th Floor and a car parking space No.16 on 2nd Floor, Silvercrest, No.24 Macdonnell Road, Midlevels, Hong Kong. A tenancy agreement was made at a monthly rental of HK$37.0K** for a term of two years starting from October 20,

-----------------
** As used in this report, the letter "K" appearing immediately after a dollar amount denotes rounding to the nearest HK$1,000; as an example, HK$250,499 may be rounded to "HK$250K."

      2002. The rental income totaled approximately HK$444.0K for fiscal 2004 and approximately HK$203.5K for fiscal 2003. See "Item 2 - Properties - Hong Kong."

b. 3,586 square feet at Unit 14 and half of Unit 15 of the 6th floor, Block A, Focal Industrial Centre, 21 Man Lok Street, Kowloon, Hong Kong. A tenancy agreement was made for a term of 3 years starting from February 1, 2001. The rental income totaled approximately HK$138.0K for fiscal 2004 and approximately HK$255.2K for fiscal 2003. See "Item 2 - Properties - Hong Kong." This unit was disposed and completed on 31 October, 2003.

c. 1,585 square feet at Unit 16 of the 6th floor, Block A, Focal Industrial Centre, 21 Man Lok Street, Kowloon, Hong Kong. A tenancy agreement was made for a term of 3 years starting from May 12, 2001. The rental income totaled approximately HK$82.1K for fiscal 2004 and approximately HK$152.2K for fiscal 2003. See "Item 2 - Properties - Hong Kong." This unit was disposed and completed on 31 October, 2003.

d. Parking space No. L-30 on the Ground Floor of Block A, Focal Industrial Centre, 21 Man Lok Street, Kowloon, Hong Kong. A tenancy agreement was made for a term of 2 years starting from September 1, 2002. The rental income totaled approximately HK$23.6K for fiscal 2004 and approximately HK$49.2K for fiscal 2003. See "Item 2 - Properties - Hong Kong." This unit was disposed and completed on 31 October, 2003.

e. Parking space No. 3 on Floor L3 of Valverde, 11 May Road, Hong Kong. A tenancy agreement on this property and property (f) below was made during the year. See "Item 2 - Properties - Hong Kong."

f. 1,063 square feet at Flat A on 33rd Floor, Valverde, 11 May Road, Hong Kong. A tenancy agreement on this property and property (e) above was renewed at a total monthly rental of HK$30,000 for a term of 2 years starting from March 15, 2004. Rental income on this property and property
      (e) above totaled approximately HK$364.0K for fiscal 2004, and approximately HK$456.0K for fiscal 2003. See "Item 2 - Properties - Hong Kong."

g. 10,880 square feet at 19th Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong. A tenancy agreement was made for a term of 1 year from March 15, 2002 and was vacated in April 2003. The rental income totaled approximately HK$106.6K for fiscal 2004, compared to approximately HK$1,827.8K for fiscal 2003. See "Item 2 - Properties - Hong Kong." After the tenant's departure, we have moved our operations located at 27th Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong, to this location.

h. 8th Floor, Harcourt House No 39 Gloucester Road, Wanchai, Hong Kong was acquired and the transaction was completed on August 15, 2003. A tenancy agreement has been made for a term of 3 years from 15 August 2003 to 14 August 2006. The rental income totaled approximately HK$1,462.5K for fiscal 2004. See "Item 2 - Properties- Hong Kong." On March 12, 2004, the Company entered into a Sales and

      Purchase Agreement to sell the premises to an independent third party. This transaction is expected to be completed on September 15, 2004.

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

Employees

As of May 31, 2004, we had 1,096 employees. No employee is governed by collective bargaining agreements and we consider our relations with our employees to be satisfactory. A breakdown of employees by function is as follows:

                                    Hong Kong     PRC        Total
Senior management                        6           4          10
Marketing and sales                     24          27          51
Purchasing                               7           2           9
Finance and accounting                  13          14          27
Processing and logistics                23         903         926
Human resources and administration      15          31          46
Real estate leasing                      -          22          22
Information technology                   3           2           5
                                        --       -----       -----
Total                                   91       1,005       1,096
                                        ==       =====       =====

SEGMENT INFORMATION

Reportable segment income or loss, and segment assets are as follows:

              Reportable Segment Income or Loss, and Segment Assets

                                                           2004                   2003
                                                          HK$'000                HK$'000
Revenues from external customers
Pearls                                                    382,123                323,082
Real estate investment                                      6,220                  7,455
                                                          -------                -------
                                                          388,343                330,537
                                                          =======                =======
Interest expenses
Pearls                                                        134                    859
Real estate investment                                        111                    503
Corporate assets                                              135                    267
                                                          -------                -------
                                                              380                  1,629
                                                          =======                =======
Depreciation and amortization
Pearls                                                      6,620                  6,051
Real estate investment                                      1,889                  2,013
Corporate assets                                              918                  1,232
                                                          -------                -------
                                                            9,427                  9,296
                                                          =======                =======
Operating income
Pearls                                                     24,309                 24,843
Real estate investment                                     (3,338)                   175
                                                          -------                -------
                                                           20,971                 25,018
                                                          =======                =======
Capital expenditure for segment assets
Pearls                                                     24,078                  8,963
Real estate investment                                     38,222                  2,053
Corporate assets                                                -                    167
                                                          -------                -------
                                                           62,300                 11,183
                                                          =======                =======
Segment assets
Pearls                                                    372,671                334,251
Real estate investment                                     95,833                 96,447
Corporate assets                                           48,370                 53,046
                                                          -------                -------
                                                          516,874                483,744
                                                          =======                =======

ITEM 2. PROPERTIES

HONG KONG

The head office of the Group at 21st Floor and 19th Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong has a gross floor area on each floor of approximately 10,880 square feet. We have renewed our tenancy agreement of 21st Floor for a term of 2 years commencing July 1, 2004.

From April 1, 2000 through June 30, 2003, we leased the 27th Floor of Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong, with a gross floor area of approximately 10,880 square feet, for the trading of pearl jewelry and the retailing of jewelry and accessories through its e-commerce website, www.4376zone.com. We have vacated the premises and moved our operations to 19th Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong with a gross floor area of 10,880 square feet, which we own.

We own the property at Room 407, Wing Tuck Commercial Centre, 177 - 183 Wing Lok Street, Sheung Wan, Hong Kong. The gross floor area of the premises is approximately 957 square feet. In fiscal 2004, we used the property to house our subsidiary, Intimex Business Solutions Company Limited and the property was left vacant since October 2003.

We own Units 14, 15 and 16 on 6th Floor and a car-parking space at No. L30 on the Ground Floor of Block A, Focal Industrial Centre, 21, Man Lok Street, Kowloon, Hong Kong. The floor areas of the units are 2,412 square feet, 2,349 square feet and 1,585 square feet respectively. We use half of Unit 15 as warehouse, and lease the rest of the units to independent third parties. In fiscal 2004, all these units were sold effective as of October 31, 2003. See "Item 1 - Business - Real Estate Leasing Operations - Leasing and Management" above.

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

We acquired an investment property with a gross floor area of approximately 17,000 square feet at 8th Floor, Harcourt House, No. 39 Gloucester Road, Wanchai. Hong Kong. The transaction was completed on August 15, 2003. The premises are leased to an independent third party. See "Item 1 - Business- Real Estate Leasing Operations- Leasing and Management" above. On March 12, 2004, the Company entered into a Sale and Purchase Agreement to sell the premises to an independent third party. This transaction is expected to be completed on September 15, 2004.

PEOPLE'S REPUBLIC OF CHINA

As noted above, we own the land use rights to the site of Man Sang Industrial City for a term of 50 years from September 1, 1991 to September 1, 2041. On March 31, 2004, Man Sang Industrial City consisted of 23 buildings encompassing a total gross floor area of approximately 520,693 square feet. Throughout fiscal 2004, we used most of the units in 5 buildings for pearl processing, administration and staff accommodation, and leased the remaining 18 buildings, amounting to approximately 419,886 square feet of floor space and representing approximately 80.6% of the total gross floor space of Man Sang Industrial City, to independent third parties and industrial users not connected with us.

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

On November 1, 2001, MSJ filed an action in the High Court of Hong Kong against a customer, World Wide Imports, Inc. to claim approximately US$119,182 (for which the Company has made full provision) plus interests and costs. As of May 31, 2003, we recovered HK$612,316 (approximately US$78,502), and another HK$268,195 (approximately US$38,384) on December 30, 2003. The remaining non-recoverable amount and its associated costs was immaterial and was fully written off as bad debt expenses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended March 31, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our Common Stock has been reported on the Over-The-Counter (OTC) Electronic Bulletin Board since 1987 under the symbol "MSHI.OB." However, the market for these securities has historically been extremely limited and sporadic.

The high ask and low bid prices for our Common Stock for each quarter, and on the last day of each quarter, during our last two fiscal years were as follows:

                                               Over the quarter         On the last day of quarter
                                           High               Low          High            Low
    Period                                  $                  $            $               $
2004
June 30, 2003                              2.35               0.90         2.30            2.25
September 30, 2003                         3.45               1.50         1.82            1.82
December 31, 2003                          2.00               1.27         1.65            1.65
March 31, 2004                             4.60               1.45         4.00            3.65

2003

June 30, 2002                              1.20               0.60         1.05            0.75
September 30, 2002                         1.32               0.85         0.90            0.85
December 31, 2002                          1.38               0.65         1.10            1.05
March 31, 2003                             1.40               1.05         1.10            1.10

The above bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

HOLDERS

The number of record holders of our Common Stock as of May 31, 2004, was approximately 200. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

DIVIDENDS

We have not paid any dividends with respect to our Common Stock during the two preceding fiscal years, and do not intend to pay dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Set forth below is certain selected consolidated financial data for the Company and its subsidiaries covering the fiscal years ended March 31, 2004, 2003, 2002, 2001 and 2000 and the selected balance sheet data at March 31 of each such year. This summary should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements provided in Item 7, 7A and 8 respectively, of this Report on Form 10-K.

(Amounts expressed in thousands except share data)

                                     2004        2003        2002       2001        2000
   FOR THE FISCAL YEAR                HK$         HK$         HK$        HK$         HK$
Net sales                           382,123     323,082     282,715    311,109     279,289
Gross profit                        104,147      89,922      96,439     16,433      91,136
Rental income - gross                 6,220       7,455       7,526      5,526       4,620
SG&A expenses
  - for net sales                    79,838      65,079      65,901     77,076      64,836
  - for rental                        9,558       7,280       6,129      6,022       3,908
Operating income (loss)              20,971      25,018      31,935    (61,139)     27,012
Interest expenses                       380       1,629       4,886      6,990       5,429
Interest income                         279         690       2,785      5,799       5,014
Non-operating income                  2,889       4,425       1,870      6,705       6,576
Other than temporary decline in
  fair value of marketable
  securities                         (2,474)     (5,921)         --         --          --
Income (loss) before
  income taxes  (N1)                 21,285      22,583      31,704    (55,625)     33,173
Income taxes expenses (benefits)      7,027      3,719       1,206     (3,320)      4,811
Minority interests                   11,266       9,943      14,189    (18,112)      8,531
Net income (loss) (N1)                2,992       8,921      16,309    (34,193)     19,831
Net income (loss)
  - per share                          0.67        1.88        3.70      (7.76)       4.59
Depreciation and amortization         9,427       9,296       9,252      9,162       6,698
Gross profit margin (%)               27.25       27.83       34.11       5.28       32.63

                                            2004         2003         2002         2001          2000
   AT MARCH 31                               HK$         HK$           HK$          HK$           HK$
Working capital                             262,645      288,315      268,781      219,929       304,234
Property, plant and
   equipment, net                           115,791       66,278       80,333       84,821        97,412
Real estate investments, net                 88,673       96,447       81,986       84,369        33,027
Total assets                                516,874      483,744      489,069      512,381       548,681
%  Return on total assets                      0.58         1.84         3.33        (6.67)         3.61
Non-current portion of long-term debts        6,016       16,435       22,010       29,306        20,890
Total liabilities
   (excluding minority interests)            55,572       46,553       74,461      141,809       128,568
Minority interests                          224,437      179,844      170,208      112,234       127,566
Stockholders' equity                        236,865      257,347      244,400      258,338       292,547
Net book value per share                       53.2         54.3         55.5         58.6          67.8
%  Return on
      stockholders' equity                     1.26         3.47         6.67       (13.24)         6.78
Gearing ratio  (N2)                            0.05         0.09         0.23         0.47          0.34
Weighted average shares
  outstanding                             4,451,889    4,740,700    4,405,960    4,405,960     4,316,069

N1:   Income before income taxes and net income is from continuing operations.

N2: "Gearing ratio" represents the ratio of the Company's total debts to shareholders' equity.

N3:   No dividend was paid in the fiscal years presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-K contain forward-looking statements that are, by their nature, subject to risks and uncertainties. These forward-looking statements include, without limitation, statements relating to:
(a) future supplies, demands, and purchase and sale prices of pearl and pearl jewelry in the international pearl and jewelry markets, and real estate in Hong Kong and the PRC; (b) sales and profitability of the Company's product and its future product mix; (c) the amount and nature of, and potential for, future developments and competitions; (d) expansion, consolidation and other trends in the pearl and jewelry industry; (e) the Company's business strategy; (f) the Company's estimated financial information regarding its business; (g) tax exemptions and tax rates; and (h) exchange rates. These forward looking statements are based on assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors the Company believes to be appropriate in particular circumstances. However, whether actual results and developments will meet the Company's expectations and predictions depends on a number of known and unknown risks and uncertainties and other factors, any or all of which could cause actual results, performance or achievements to differ materially from the Company's expectations, whether expressed or implied by such forward-looking statements (which may relate to, among other things, the Company's sales, costs and expenses, income, inventory performance, and receivables). Primarily engaged in the processing and trading of pearls and pearls jewelry products, and in real estate investment, the Company's ability to achieve its objectives and expectations are derived at least in part form assumptions regarding economic conditions, consumer tastes, and developments in its competitive environment. The following assumptions, among others, could materially affect the likelihood that the Company will achieve its objectives and expectations communicated through these forward-looking statements: (i) that low or negative growth in the economies or the financial markets of our customers, particularly in the United States and in Europe, will not occur and reduce discretionary spending on goods that might be perceived as " luxuries"; (ii) that the Hong Kong dollar will remain pegged to the US dollar at US$1 to HK$7.8; (iii) that customer's choice of pearls vis-a-vis other precious stones and metals will not change adversely;
(iv) that the Company will continue to obtain a stable supply of pearls in the quantities, of the quality and on terms required by the Company; (v) that there will not be a substantial adverse change in the exchange relationship between RMB and the Hong Kong or US dollar; (vi) that there will not be substantial increase in tax burden of subsidiaries of the Company operating in the PRC;
(vii) that there will not be substantial change in climate and environmental conditions at the source regions of pearls that could have material effect on the supply and pricing of pearls; and (viii) that there will not be substantial adverse change in the real estate market conditions in the PRC and in Hong Kong.

We cannot guarantee any of the forward-looking statements, which are subject to risks, uncertainties and assumptions that are difficult to predict. Actual results may differ materially from those we forecast in forward-looking statements due to a variety of factors, including those set forth above. We do not intend to update any forward-looking statements due to new information, future events or otherwise. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

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

Long-lived assets: We periodically evaluate the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, whenever events and circumstances indicate that the carrying value of the asset may no longer be recoverable. An impairment loss, measured based on the estimated fair value of the asset, is recognized if expected future undiscounted cash flows are less than the carrying amount of the assets.

Non-consolidated investments: An adverse change in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments (which we determine by referring to the operating results of, and the return generated from, such investments), thereby possibly requiring an impairment charge.

Marketable securities: We hold for long term investment purposes certain publicly traded securities, which are classified as available for sale. Management periodically reviews these investments for other than temporary decline in value. In our review in fiscal 2004, taking into account the length of time and the extent to which the market value of certain securities have been below cost, and other qualitative factors, management determined that a decline in value of such securities was other than temporary, which we recognized in our income statement. Management will continue to periodically review the market value of our investments in securities, and if it determines in the future, based at least in part on the length of time and the extent to which the market value is less than cost as well as the financial conditions and prospects of the respective issuers, that an other than temporary decline in value occurs, we may be required to make further write-downs for such decline in value.

Allowances for Deferred Income Tax Assets: Tax benefits arising from deductible temporary differences, unused tax credits and net operating loss carryforwards are recognized as deferred tax assets. We record a valuation allowance to reduce our deferred income tax assets to an amount that we believe will more likely than not be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need and amount for the valuation allowance. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of our net recorded amount, an adjustment to our deferred income tax assets would increase income in the period such determination was made. Alternatively, should we determine that we would not be able to realize all or part of our net deferred income tax assets in the future, an adjustment to our deferred income tax assets would decrease income in the period such determination was made.

OVERVIEW

Fiscal 2004

Fiscal 2004 was a volatile year for the Hong Kong economy. Further to the negative impact on consumer spending after SARS (Severe Acute Respiratory Syndrome) in the first quarter of the year, the economy has recovered quickly in the latter part of the year. Our Group has closely monitored on the changing market environment and responded to changes in our customer's taste and demand. We used various flexible pricing strategies to re-engage our customers during and after these major events to ensure that we respond efficiently to the market situation, which in turn exerted pressure on our profit margin.

With global demand on South Sea pearls sustaining to grow, South Sea pearls (including white and gold South Sea pearls and Tahitian black pearls) continue to perform to be the largest share of our Group's total turnover, representing approximately of 46.4% (2003: approximately 50%). South Sea pearls at present are very popular among international fashion designers in their jewelry designs and this trend will be expected to continue. In order to capitalize on this growth, the Company has been strengthening on its marketing and sales efforts on South Sea pearls and through its well established purchasing networks, the Group can purchase top quality South Sea pearls in large amount and at competitive prices. In addition, our Group also places emphasis on continual promotional and marketing efforts on South Sea pearls in order to capture the market demand and to further strengthen our Group's market share. On top of it, the Company also provides value-added services including jewelry designs to customers to increase our sales.

On the jewelry products side, the Company has been exploring on new potential customers during the year, we have also further expanded on our marketing and distribution network through marketing efforts such as attending international trade shows and exhibitions, marketing campaigns and advertisements. We have successfully increased our jewelry business' market share in Europe covering various new segments of clients like retail chains and department stores. At the same time, we have also strengthened our own production capabilities and product quality so as to support on our increased sales generated. We have built up our own design team offering unique and wider range of choices to jewelry customers.

Fiscal 2004 was a volatile year for Hong Kong economy. After the negative impact on consumer spending from SARS in the first quarter of the year, the economy recovered quickly in the latter part of the year. We have closely monitored on the change of the market environment in response to customers' taste and demand, while using various flexible pricing strategies to engage our customers to ensure we are efficiently respond to the market situation which in turn having pressure on our profit margin.

Looking Forward to 2005

Looking forward, we believe that the economy will continue to grow in a healthy and steady pace despite policies taken by the China government recently to avoid overheating China's economy. We are closely monitoring the market. While it may be necessary on occasion to deploy various flexible marketing/pricing strategies to re-engage our customers, which may in turn exert some downward pressure on our profit margin, we continue to efficiently respond to, if not anticipate, our customers' tastes and demands. We also believe that offering the right product/service mix to our customers will bring about the best results to our operations. In addition, as our Group further strengthens our core pearl business and expands on assembled jewelry in our product mix simultaneously through our aggressive marketing and flexible pricing strategies together with effective cost controls measures, we are optimistic about achieving better results. With the entry of China into the World Trade Organization and the overall improvement in the worldwide economy, we look forward to having a prosperous year ahead.

RESULTS OF OPERATIONS

The following table sets forth for the fiscal years indicated certain items from the Consolidated Statements of Income expressed as a percentage of net sales:

                                                   Year Ended March 31,
                                                 2004     2003     2002
                                                   %        %        %
Net sales                                        100.0    100.0    100.0
Cost of sales                                     72.7     72.2     65.9
Gross profit                                      27.3     27.8     34.1
Rental income, gross                               1.6      2.3      2.7
                                                  28.9     30.1     36.8
Selling, general and administrative expenses     (23.4)   (22.4)   (25.5)
Operating income                                   5.5      7.7     11.3
Interest expenses                                 (0.1)    (0.5)    (1.7)
Interest income                                    0.1      0.2      1.0
Non-operating income                               0.8      1.4      0.6
Other than temporary decline in fair value
  of marketable securities                        (0.7)    (1.8)      --
Income before income taxes and                     5.6      7.0     11.2
 Minority interests
Income taxes expenses                             (1.8)    (1.1)    (0.4)
Net income before minority interests               3.8      5.9     10.8
Minority interests                                (3.0)    (3.1)    (5.0)
Net income                                         0.8      2.8      5.8

YEAR ENDED MARCH 31, 2004 COMPARED TO YEAR ENDED MARCH 31, 2003

Net Sales and Gross Profit

Net sales in fiscal 2004 increased by HK$59.0 million to HK$382.1 million, representing a 18.3% increase when compared to net sales of HK$323.1 million in fiscal 2003. We attribute such increase in net sales to, among other factors,
(i) improvements in general business and consumer confidence resulting in improvements in demand and market sentiment after the impact of military conflict between the United States of America and Republic of Iraq (the "Iraq War") and the severe acute respiratory syndrome ("SARS") in the PRC, Hong Kong and other countries, (ii) the increased revenue contribution on pearls and jewelry finished products, (iii) our increased marketing efforts, flexible pricing strategies, and (iv) value added services to satisfy our customers' needs.

Gross profit for fiscal 2004 increased by HK$14.1 million from HK$90.0 million for fiscal 2003 to HK$104.1 million, representing an increase of 15.8% while gross profit margin decreased to 27.3% from 27.8% in fiscal 2003. The increase in gross profit resulted primarily from the increase in turnover. We attribute the decrease in gross profit margin mainly to our flexible pricing strategy on fresh water pearls, as well as the increase in assembled jewelry in our product mix, which dilutes the gross profit margin to a lower extent.

Rental Income

Gross rental income decreased by HK$1.3 million, or 16.6%, from HK$7.5 million for fiscal 2003 to $6.2 million for fiscal 2004. The decrease in gross rental income was mainly attributable to the reduction in rental income generated in the prior year by the 19th Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Hong Kong, which has been occupied by the Company for internal use since April 21, 2003. In addition, the Company experience a decrease in rental income in Man Sang Industrial City located in PRC. The decrease in rental income in Man Sang Industrial City is mainly due to one of the buildings having been demolished in the first quarter of fiscal 2004. However, such decrease was partially offset by the additional rental income contribution generated by the property at 8th Floor, Harcourt House 39 Gloucester Road, Wanchai, Hong Kong acquired in August 15, 2003.

Selling, General and Administrative Expenses ("SG&A expenses")

SG&A expenses for fiscal 2004 were HK$89.4 million, consisting of HK$79.8 million attributable to pearl operations and HK$9.6 million attributable to real estate operations. This is an increase of approximately HK$17 million, or 23.5%, from HK$72.4 million, consisting of HK$65.1 million attributable to pearl operations and HK$7.3 million attributable to real estate operations, during fiscal 2003.

The increase in SG&A expenses in pearl operations was mainly due to (i) increased headcount and salary expenses related to our acquired jewelry business, (ii) bad debt provision made on customers, while the increase in SG&A expenses in the real estate operations was mainly due to (i) a loss arising on the demolition of one of the buildings for reconstruction in Shenzhen, and (ii) a loss arising from the disposal of one of our properties located at Focal Industrial Centre, 21 Man Lok Street, Kowloon, Hong Kong.

As a percentage of net sales, SG&A expenses for pearl operations increased from 20.1% in fiscal 2003 to 20.9% in fiscal 2004.

Interest Income

Interest income for fiscal 2004 decreased by HK$0.4 million to HK$0.3 million from HK$0.7 million in fiscal 2003. The decrease in interest income was principally due to lower interest rates in fiscal 2004 as compared to fiscal 2003. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk."

Interest Expenses

Interest expenses for fiscal 2004 decreased by HK$1.2 million to HK$0.4 million from HK$1.6 million in fiscal 2003 as a result of the reduction in bank borrowings and lower interest rate during the year.

Income Taxes Expenses

Our income tax expenses were HK$7.0 million for fiscal 2004, an increase of HK$3.3 million when compared to an income tax expenses of HK$3.7 million for fiscal 2003, which increase is mainly attributable to higher taxable operating income and taxable gain associated with the disposal of MSIL shares by MSBVI when compared to fiscal 2003.

Net Income

Net income for fiscal 2004 decreased by HK$5.9 million to HK$3.0 million, when compared to a net income of HK$8.9 million for fiscal 2003. Such decrease is mainly due to an increase in SG&A expenses, higher income taxes and minority interests, plus a decrease in other income and a decrease in other than temporary decline of marketable securities. The higher minority interests is due to the decrease in effective shareholdings on MSIL from 56.7% throughout fiscal 2003 to 49.4% since October 2003.

YEAR ENDED MARCH 31, 2003 COMPARED TO YEAR ENDED MARCH 31, 2002

Net Sales and Gross Profit

Net sales in fiscal 2003 increased by HK$40.4 million to HK$323.1 million, representing a 14.3% increase when compared to net sales of HK$282.7 million in fiscal 2002. We attribute such increase in net sales to, among other factors,
(i) our lowering of prices of Chinese cultured pearls on several occasions, in part to increase sales, in part to move certain inventory as determined by management, and in part to stay competitive with our customers in an intensely competitive market, (ii) improvements in general business and consumer confidence resulting in improvements in demand and market sentiment (until the commencement of the Iraq War, and then the outbreak of SARS in the PRC, Hong Kong and other countries), (iii) especially with respect to the fourth quarter, contribution by the assembled jewelry business within our products mix (comprising of assets, inventory and clients) that we acquired in December 2002, and (iv) our increased marketing efforts, flexible pricing strategies, and value added services to satisfy our customers' needs.

Gross profit for fiscal 2003, on the other hand, reduced by HK$6.4 million from HK$96.4 million for fiscal 2002 to HK$90.0 million. We attribute this decrease in gross profit margin to (i) the occasional price reductions on Chinese cultured pearls as described above, and (ii) the lower margin of the assembled jewelry included our product mix.

Rental Income

Gross rental income decreased by HK$71K, or 0.9%, from HK$7.53 million for fiscal 2002 to $7.46 million for fiscal 2003. The decrease in gross rental income was mainly attributable to the reduction in rental income in respect to 19th Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Hong Kong, by HK$309,191 when compared to fiscal 2002. However, such decrease is partially offset by the rental income in respect of the investment property at 17th Floor and Car Parking Space No.16, 24 Macdonnell Road, Midlevels, Hong Kong, which amounted to HK$203,500, when no rent was collected in respect of such property in fiscal 2002.

Selling, General and Administrative Expenses ("SG&A expenses")

SG&A expenses for fiscal 2003 were HK$72.4 million, consisting of HK$65.1 million attributable to pearl operations and HK$7.3 million attributable to real estate operations. This is an increase of approximately HK$0.4 million, or 0.5%, from HK$72.0 million, consisting of HK$65.9 million attributable to pearl operations and HK$6.1 million attributable to real estate operations, during fiscal 2002.

As a percentage of net sales, SG&A expenses for pearl operations decreased from 23.3% in fiscal 2002 to 20.1% in fiscal 2003.

Interest Income

Interest income for fiscal 2003 decreased by HK$2.1 million to HK$0.7 million from HK$2.8 million in fiscal 2002. The decrease in interest income was principally due to lower interest rates in fiscal 2003 as compared to interest rates in fiscal 2002, and a withdrawal of bank deposits to repay our bank debts. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk."

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

No off-balance sheet arrangement is noted during this fiscal 2004.

The Company is contractually obligated to make the following material payments as of March 31, 2004:


                                            LESS                                MORE
                                            THAN 1                              THAN 5
                                  TOTAL     YEAR    1-3 YEARS     3-5 YEARS     YEARS
 CONTRACTUAL OBLIGATIONS          (IN THOUSANDS)
Long Term Debt Obligations        11,591     5,575     6,016           -          -
Capital Commitment Obligations     4,419     4,419         -           -          -
Operating lease obligations          454       448         6           -          -
                                 -------   -------   -------         ---         --
Total contractual obligations    $16,464   $10,442   $ 6,022         $ -         $-
                                 =======   =======   =======         ===         ==

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities be recognized when the liability is incurred. Under Emerging Issue Task Force ("EITF") Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this statement eliminates the definition and requirements for recognition of exit costs in EITF Issue 94-3. This statement also established that fair value is the objective for initial measurement of the liability and the liability should be measured initially at fair value only when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. There was no significant impact on the Company's financial position and results of operations as a result of the adoption of SFAS No. 146.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" and provides guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIEs. This new model for consolidation applies to an entity in which either: (1) the equity investors (if any) lack one or more characteristics deemed essential to a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) special-purpose entities ("SPEs") created prior to February 1, 2003. The Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003 (ii) non-SPEs created prior to February 1, 2003. The Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004, and (iii) all entities, regardless of whether an SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The Company does not have any SPEs and therefore the Company will adopt the provision for the year ended March 31, 2005.

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

In November 2002, the Emerging Issue Task Force ("EITF") reached a consensus on Issue No. 00-21 ("EITF No. 00-21"), "Revenue Arrangements with Multiple Deliverables". EITF No.00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material impact on the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity needs are funded by collection of accounts receivable and sales of inventories. At March 31, 2004, the Company had working capital of HK$262.6 million, which included a cash balance of HK$104.9 million, compared to working capital of HK$288.3 million, which included a cash balance of HK$83.8 million, at March 31, 2003. The current ratio was 6.4 to 1 in fiscal 2004 as compared with that of 10.6 to 1 in fiscal 2003. Net cash provided by operating activities was HK$76.1 million and HK$29.6 million for fiscal 2004 and fiscal 2003, respectively. The increase in cash and cash equivalents by HK$21.1 million was mainly generated by operating activities. In relation to the disposal of the 8th Floor, Harcourt House, No. 39 Gloucester Road, Wanchai, Hong Kong, we received a cash deposit of HK$7.2 million from the purchaser in May 2004.

Inventories decreased by HK$18.9 million from HK$134.2 million at March 31, 2003 to HK$115.3 million at March 31, 2004. The inventory turns in terms of months decreased from 6.5 months in fiscal 2003 to 5.4 months in this fiscal year. Inventories decreased mainly due to increased sales and improvement in inventory management.

Long-term debts (including current portion of long-term debts) decreased from HK$22.0 million at March 31, 2003 to HK$11.6 million. The decrease was attributable to repayment of installment loans. The gearing ratio was 0.05 at March 31, 2004, as compared with 0.07 at March 31, 2003. The decrease was mainly attributable to the repayment of bank borrowings.

The Company had available working capital facilities of HK$95.5 million in total with various banks at March 31, 2004. Such banking facilities include letter of credit arrangements, import loans, overdraft and other facilities commonly used in the jewelry business. All such banking facilities bear interest at floating rates generally offered by banks in Hong Kong and in the PRC, and are subject to periodic review. At March 31, 2004, the Company did not utilize such credit facilities.

We expect that in fiscal 2005, there will be a further cash requirement of HK$
4.4 million to be incurred for the completion of the construction of an industrial building under Man Sang Industrial City, and our acquisition of an Enterprises Resources Planning system.

The Company believes that funds to be generated from internal operations and the existing banking facilities will enable the Company to meet anticipated future cash flow requirements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In fiscal 2004, the Company made approximately 27.5% of its purchases in US Dollars, with the remaining amounts mainly settled in Hong Kong dollars, Renminbi and Japanese Yen (together, 69.0% of total purchase). The Company's policy is to denominate all its sales in either US Dollars or Hong Kong Dollars. Since the Hong Kong Dollar remained "pegged" to the US Dollar at a consistent rate, the Company feels that the exposure of its sales proceeds to foreign exchange fluctuations is minimal. On the other hand, the RMB is not a fully convertible currency and the PRC government determines its exchange rate against other currencies. To the best of our knowledge, the PRC has not declared any intention to either devalue or revalue its currency, however, there can be no assurance that a decision to allow the currency to fluctuate in the future will not be taken. Therefore, we believe that the imminent risk of a substantial fluctuation of the RMB exchange rate remains low. At March 31, 2004, there is no short-term RMB bank borrowings.

Therefore, since most of the Company's purchases are made in currencies that the Company believes have low risk of appreciation or devaluation, and sales are made in US dollars, the Company's management determined that the Company's currency risk in the foreseeable future should not be material, and that no derivative contracts such as forward contracts or options to hedge against foreign exchange fluctuations were necessary during fiscal 2004.

In addition, the Company's interest expense is sensitive to fluctuations in the general level of Hong Kong interest rates determined on the basis of Hong Kong Inter-bank Offer Rate ("HIBOR"). As the Hong Kong Dollar is pegged to the US Dollar, which in turn correlates Hong Kong interest rates to US interest rates, any movement in US dollar interest rates is expected to have a corresponding bearing on Hong Kong dollar interest rates. Since interest rates in the United States have been falling since June 30, 2000, three-month HIBOR has decreased by 6.391% from 6.5% as at June 30, 2000 to 0.109% as at March 31, 2004, largely in line with changes in US dollar rates. During fiscal 2004, the Company did not expect risks of a material rise in Hong Kong interest rates, and did not enter into derivative contracts or other arrangements to hedge against such risks. At March 31, 2004, the Company had Hong Kong dollar bank borrowings of about HK$11.6 million, and the weighted average interest rate was 1.50% per annum. Due to the recovery of the economy in US and PRC, there is an expectation in the market on an increase in interest rate in the coming year. However, in regard of our coming long term and short term financing requirement, no material adverse financial effect to the Company will be anticipated.

ITEM 8. FINANCIAL STATEMENTS

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                 Page
Report of Independent Registered Public Accounting Firm                                                                     F-1

Consolidated Statements of Income and Comprehensive Income for the years
  ended March 31, 2004, 2003 and 2002                                                            F-2

Consolidated Balance Sheets as of March 31, 2004 and 2003                                        F-3

Consolidated Statements of Stockholders' Equity for the
  years ended March 31, 2004, 2003 and 2002                                                      F-5

Consolidated Statements of Cash Flows for the years
  ended March 31, 2004, 2003 and 2002                                                            F-6

Notes to Consolidated Financial Statements                                                       F-8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A. CONTROLS AND PROCEDURES

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. No change was made in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The information required by this Item will be included in the Company's proxy statement for its 2004 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2004 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company's proxy statement for its 2004 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2004 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the Company's proxy statement for its 2004 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2004 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

The information required by this Item will be included in the Company's proxy statement for its 2004 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2004 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in the Company's proxy statement for its 2004 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2004 and is incorporated herein by reference.

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

(b)   REPORT ON FORM 8-K

A report on Form 8-K was filed on March 3, 2004 to announce that the Company had entered into an agreement to sell certain property.

(c)   EXHIBITS

Exhibit No.                               Description
    3.1              Restated Articles of Incorporation of Man Sang Holdings,
                     Inc., including the Certificate of Designation, Preferences and Rights of a Series of 100,000 Shares of Preferred
                     Stock, $.001 Par Value, Designated "Series A Preferred
                     Stock," filed on January 12, 1996 (1)

    3.2              Certificate of Designation, Preferences and Rights of a
                     Series of 100,000 Shares of Preferred Stock, $.001 Par
                     Value, Designated "Series B Preferred Stock," dated April
                     1, 1996 (2)

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

10.14            Service Agreement, dated August 31, 2000, between Man Sang
                 International Limited and Cheng Chung Hing (8)

10.15            Service Agreement, dated August 31, 2000, between Man Sang
                 International Limited and Cheng Tai Po (8)

10.16            Service Agreement, dated August 31, 2000, between Man Sang
                 International Limited and Yan Sau Man, Amy (8)

13.1             Annual report to security holders (4)

21.1             Subsidiaries of the Company

24.1             Power of Attorney (included on page 37)

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

                                    MAN SANG HOLDINGS, INC.

Date: June 29, 2004

                                    By:  /s/ CHENG Chung Hing, Ricky
                                         CHENG Chung Hing, Ricky
                                         Chairman of the Board, President and
                                         Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Cheng Chung Hing, Ricky and Henry Au, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           Name                                 Title                        Date
/s/ CHENG Chung Hing, Ricky         Chairman of the Board, President,   June 29, 2004
CHENG Chung Hing, Ricky             and Chief Executive Officer

/s/ AU Moon Ying, Henry             Chief Financial Officer             June 29, 2004
AU Moon Ying, Henry

/s/ CHENG Tai Po                    Vice Chairman of the Board          June 29, 2004
CHENG Tai Po

/s/ YAN Sau Man, Amy                Vice President and Director         June 29, 2004
YAN Sau Man, Amy

SUPPLEMENTAL REPORTS TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

No annual report or proxy material has been forwarded to securities holders of the Registrant covering the Registrant's fiscal 2004; however, if any annual report or proxy material is furnished to security holders in connection with the annual meeting of stockholders to be held in 2004, a copy of any such annual report or proxy materials shall be forwarded to the Commission when it is forwarded to security holders.

INDEX TO EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission, and are incorporated by reference as indicated below.

Exhibit No.                              Description
   3.1               Restated Articles of Incorporation of Man Sang Holdings,
                     Inc., including the Certificate of Designation, Preferences and Rights of a Series of 100,000 Shares of Preferred
                     Stock, $.001 Par Value, Designated "Series A Preferred
                     Stock," filed on January 12, 1996 (1)

   3.2               Certificate of Designation, Preferences and Rights of a
                     Series of 100,000 Shares of Preferred Stock, $.001 Par
                     Value, Designated "Series B Preferred Stock," dated April
                     1, 1996 (2)

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

10.14             Service Agreement, dated August 31, 2000, between Man Sang
                  International Limited and Cheng Chung Hing (8)

10.15             Service Agreement, dated August 31, 2000, between Man Sang
                  International Limited and Cheng Tai Po (8)

10.16             Service Agreement, dated August 31, 2000, between Man Sang
                  International Limited and Yan Sau Man, Amy (8)

13.1              Annual report to security holders (4)

21.1              Subsidiaries of the Company

24.1              Power of Attorney (included on page 37)

31.1              Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                  Officer

31.2              Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                  Officer

32.1              Section 1350 Certification of Chief Executive Officer

32.2              Section 1350 Certification of Chief Financial Officer

----------------------

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

(5) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997

(6) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997

(7) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998

(8) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000

                                     MAN SANG HOLDINGS, INC.

                                     Consolidated Financial Statements
                                     Years ended March 31, 2004, 2003 and 2002 and Report of Independent Registered Public
                                      Accounting Firm

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MAN SANG HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm ...    F-1

Consolidated Statements of Income and Comprehensive Income
  for the years ended March 31, 2004, 2003 and 2002 .......    F-2

Consolidated Balance Sheets as of March 31, 2004 and 2003..    F-3

Consolidated Statements of Stockholders' Equity for the
  years ended March 31, 2004, 2003 and 2002 ...............    F-5

Consolidated Statements of Cash Flows for the years ended
  March 31, 2004, 2003 and 2002 ...........................    F-6

Notes to Consolidated Financial Statements ................    F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of Man Sang Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Man Sang Holdings, Inc. and subsidiaries (the "Company") as of March 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2004, all expressed in Hong Kong dollars. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and other Intangible Assets" on April 1, 2002.

Our audits also comprehended the translation of Hong Kong dollar amounts into U.S. dollar amounts and, in our opinion, such translation has been made in conformity with the basis stated in Note 2. Such U.S. dollar amounts are presented solely for the convenience of readers in the United States of America.

Deloitte Touche Tohmatsu
Certified Public Accountants
Hong Kong
June 29, 2004

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (Dollars in thousands except share data)

                                                                                 Year ended March 31,
                                                                 ----------------------------------------------------
                                                                    2004         2004          2003           2002
                                                                 ----------    ----------    ----------    ----------
                                                                    US$           HK$           HK$            HK$
Net sales ....................................................       48,990       382,123       323,082       282,715
Cost of sales ................................................      (35,638)     (277,976)     (233,160)     (186,276)
                                                                 ----------    ----------    ----------    ----------
Gross profit .................................................       13,352       104,147        89,922        96,439
Rental income, gross .........................................          798         6,220         7,455         7,526
                                                                 ----------    ----------    ----------    ----------
                                                                     14,150       110,367        97,377       103,965
Selling, general and administrative expenses:
  Pearls .....................................................      (10,235)      (79,838)      (65,079)      (65,901)
  Real estate investment .....................................       (1,226)       (9,558)       (7,280)       (6,129)
                                                                 ----------    ----------    ----------    ----------
Operating income .............................................        2,689        20,971        25,018        31,935
Interest expenses ............................................          (49)         (380)       (1,629)       (4,886)
Interest income ..............................................           36           279           690         2,785
Equity in loss of an affiliate ...............................            -             -           (60)            -
Other income .................................................          370         2,889         4,485         1,870
Other than temporary decline in fair value of
  marketable securities ......................................         (317)       (2,474)       (5,921)            -
                                                                 ----------    ----------    ----------    ----------
Income before income taxes and
  minority interests .........................................        2,729        21,285        22,583        31,704
Income tax expenses ..........................................         (901)       (7,027)       (3,719)       (1,206)
Minority interests ...........................................       (1,444)      (11,266)       (9,943)      (14,189)
                                                                 ----------    ----------    ----------    ----------
Net income ...................................................          384         2,992         8,921        16,309
                                                                 ----------    ----------    ----------    ----------
Other comprehensive income (loss), net of taxes:
  Foreign currency translation adjustments ...................            4            29           536           719
  Unrealized holding gain (loss) on marketable
    securities arising during the year .......................          193         1,507        (2,043)       (1,363)
  Reclassification adjustment for other than
    temporary decline in fair value of marketable
    securities included in net income for the year ...........          157         1,222         3,355             -
                                                                 ----------    ----------    ----------    ----------
Other comprehensive income (loss), net of
  taxes ......................................................          354         2,758         1,848          (644)
                                                                 ----------    ----------    ----------    ----------
Comprehensive income .........................................          738         5,750        10,769        15,665
                                                                 ==========    ==========    ==========    ==========
Basic earnings per common share ..............................   $     0.09    $     0.67    $     1.88    $     3.70
                                                                 ==========    ==========    ==========    ==========
Diluted earnings per common share ............................   $     0.08    $     0.62    $     1.88    $     3.70
                                                                 ==========    ==========    ==========    ==========
Weighted average number of shares of common stock outstanding:
  - basic earnings per share .................................    4,451,889     4,451,889     4,740,700     4,405,960
                                                                 ==========    ==========    ==========    ==========
  - diluted earnings per share ...............................    4,855,699     4,855,699     4,740,700     4,405,960
                                                                 ==========    ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

\
                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                  March 31,
                                                         ---------------------------
                                                          2004      2004      2003
                                                         -------   -------   -------
                                                           US$       HK$       HK$
Current assets:
  Cash and cash equivalents ..........................    13,450   104,907    83,766
  Marketable securities ..............................       997     7,776     9,978
  Accounts receivable, net of allowance
    for doubtful accounts of HK$14,728 and HK$9,216
    in 2004 and 2003, respectively ...................     8,076    62,993    69,840
  Inventories ........................................    14,782   115,297   134,210
  Prepaid expenses ...................................       406     3,169     6,340
  Deposits and other receivables, net of allowance for
    doubtful accounts of HK$2,769 in 2004 ............     1,005     7,840     5,109
  Other current assets ...............................     1,146     8,937     8,732
  Income taxes receivable ............................        59       461       458
                                                         -------   -------   -------
    Total current assets .............................    39,921   311,380   318,433

  Property, plant and equipment, net .................    14,845   115,791    66,278
  Real estate investment, net ........................    11,368    88,673    96,447
  Long-term investments ..............................       110       856     2,586
  Deferred tax assets ................................        22       174         -
                                                         -------   -------   -------
    Total assets .....................................    66,266   516,874   483,744
                                                         =======   =======   =======

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS - continued
                    (Dollars in thousands except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       March 31,
                                                              ---------------------------
                                                               2004      2004      2003
                                                              -------   -------   -------
                                                                US$       HK$       HK$
Current liabilities:
  Current portion of long-term debts ......................       715     5,575     5,575
  Accounts payable ........................................     1,697    13,234     5,554
  Accrued payroll and employee benefits ...................     1,093     8,523     7,188
  Other accrued liabilities ...............................     1,279     9,979     9,577
  Deposit on sale of real estate investment ...............       918     7,160         -
  Income taxes payable ....................................       547     4,264     2,224
                                                              -------   -------   -------
    Total current liabilities .............................     6,249    48,735    30,118
                                                              -------   -------   -------
Long-term debts ...........................................       771     6,016    16,435
                                                              -------   -------   -------
Deferred tax liabilities ..................................       105       821         -
                                                              -------   -------   -------
Minority interests ........................................    28,774   224,437   179,844
                                                              -------   -------   -------
Commitments and contingencies (note 12)

Stockholders' equity:
  Series A preferred stock US$0.001 par value
    - authorized, issued and outstanding 100,000
        shares in 2004 and 2003 (entitled in liquidation
        to US$2,500 (HK$19,500)) ..........................         -         1         1
  Series B preferred stock US$0.001 par value
    - authorized 100,000 shares; no shares outstanding ....         -         -         -
  Common stock of par value US$0.001
    - authorized 25,000,000 shares; issued and outstanding,
        4,405,960 shares and 4,815,960 shares in 2004
        and 2003, respectively ............................         4        34        37
  Additional paid-in capital ..............................     7,827    61,051    60,633
  Retained earnings .......................................    22,158   172,836   196,491
  Accumulated other comprehensive income ..................       378     2,943       185
                                                              -------   -------   -------
    Total stockholders' equity ............................    30,367   236,865   257,347
                                                              -------   -------   -------
    Total liabilities and stockholders' equity ............    66,266   516,874   483,744
                                                              =======   =======   =======

          See accompanying notes to consolidated financial statements.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (Dollars in thousands except share data)

                                  Series A         Series B                                               Accumulated   Total
                                preferred stock preferred stock    Common stock    Additional                other      stock-
                                --------------- --------------- ------------------  paid-in   Retained  comprehensive   holders'
                                Shares   Amount Shares   Amount  Shares     Amount  capital   earnings  (loss) income   equity
                                -------  ------ ------   ------ ---------   ------ ---------- --------- -------------  ---------
                                           HK$             HK$                HK$      HK$       HK$         HK$          HK$
Balance at March 31, 2001 ..... 100,000    1      -        -    4,405,960      34     88,061    171,261    (1,019)       258,338
Issuance of common shares
  by subsidiary ...............       -    -      -        -            -       -    (29,603)         -         -        (29,603)
Translation adjustment ........       -    -      -        -            -       -          -          -       719            719
Unrealized holding loss on
  marketable securities .......       -    -      -        -            -       -          -          -    (1,363)        (1,363)
Net income ....................       -    -      -        -            -       -          -     16,309         -         16,309
                                -------  ---    ---      ---    ---------    ----   --------  ---------    ------      ---------
Balance at March 31, 2002 ..... 100,000    1      -        -    4,405,960      34     58,458    187,570    (1,663)       244,400
Issuance of common shares .....       -    -      -        -      410,000       3      2,171          -         -          2,174
Stock compensation expense ....       -    -      -        -            -       -          4          -         -              4
Translation adjustment ........       -    -      -        -            -       -          -          -       536            536
Unrealized holding loss on
  marketable securities .......       -    -      -        -            -       -          -          -    (2,043)        (2,043)
Other than temporary decline in
  fair value of marketable
  securities ..................       -    -      -        -            -       -          -          -     3,355          3,355
Net income ....................       -    -      -        -            -       -          -      8,921         -          8,921
                                -------  ---    ---      ---    ---------    ----   --------  ---------    ------      ---------
Balance at March 31, 2003 ..... 100,000    1      -        -    4,815,960      37     60,633    196,491       185        257,347
Repurchase of common stock ....       -    -      -        -     (410,000)     (3)         -     (4,794)        -         (4,797)
Stock compensation expense ....       -    -      -        -            -       -        418          -         -            418
Translation adjustment ........       -    -      -        -            -       -          -          -        29             29
Unrealized holding gain on
  marketable securities .......       -    -      -        -            -       -          -          -     1,507          1,507
Other than temporary decline
  in fair value of marketable
  securities ..................       -    -      -        -            -       -          -          -     1,222          1,222
Deemed distribution to
  shareholders (note 1) .......       -    -      -        -            -       -          -    (21,853)        -        (21,853)
Net income ....................       -    -      -        -            -       -          -      2,992         -          2,992
                                -------  ---    ---      ---    ---------    ----   --------  ---------    ------      ---------
Balance at March 31, 2004 ..... 100,000    1      -        -    4,405,960      34     61,051    172,836     2,943        236,865
                                =======  ===    ===      ===    =========    ====   ========  =========    ======      =========
                                           -               -                 US$4   US$7,827  US$22,158    US$378      US$30,367
                                         ===             ===                 ====   ========  =========    ======      =========

          See accompanying notes to consolidated financial statements.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                     Year ended March 31,
                                                          ----------------------------------------
                                                            2004      2004      2003       2002
                                                          --------   ------   -------    ---------
                                                            US$        HK$       HK$       HK$
Cash flow from operating activities
Net income ..........................................        384      2,992     8,921     16,309
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Bad debt provision ................................      1,222      9,530       440      5,054
  Inventory write down ..............................      1,830     14,273         -          -
  Provision for impairment loss of goodwill .........          -          -         -        591
  Provision for impairment loss of long-term
    investments .....................................        222      1,730         -      3,000
  Other than temporary decline in fair value
    of marketable securities ........................        317      2,474     5,921          -
  Depreciation and amortization .....................      1,209      9,427     9,296      9,252
  Impairment loss on property, plant and equipment...         50        389         -          -
  Impairment loss on real estate investment .........        226      1,762         -          -
  Loss on disposal of real estate investment ........        252      1,965         -          -
  Loss (gain) on sale of property, plant and
    equipment .......................................         88        685       603        (55)
  Minority interests ................................      1,444     11,266     9,943     14,189
  Realized gain on sale of marketable securities ....       (127)      (991)        -          -
  Stock compensation expenses .......................         53        418         4          -
  Equity in loss of an affiliate ....................          -          -        60          -
  Loss on disposal of subsidiaries ..................          -          -       438          -
  Changes in operating assets and liabilities,
    net of effects from sale of subsidiaries:
    Accounts receivable .............................        206      1,611   (10,559)    (3,315)
    Inventories .....................................        612      4,774   (15,700)    (7,471)
    Prepaid expenses ................................        406      3,171    (3,998)      (813)
    Deposits and other receivables ..................       (856)    (6,676)    8,382     (6,707)
    Other current assets ............................          -          3     7,152     (7,347)
    Income taxes receivable .........................          -         (3)     (458)     1,725
    Deferred tax assets .............................        (22)      (174)    2,188      1,455
    Accounts payable ................................        982      7,657     2,238        261
    Amount due to affiliate .........................          -          -         -       (184)
    Accrued payroll and employee benefits ...........        171      1,335     2,655         18
    Other accrued liabilities .......................       (195)    (1,518)      176     (2,632)
    Deposit on sale of real estate investment .......        918      7,160         -          -
    Deferred tax liabilities ........................        105        821         -          -
    Income taxes payable ............................        262      2,040     1,851       (390)
                                                          ------    -------    ------     ------
Net cash provided by operating activities ...........      9,759     76,121    29,553     22,940
                                                          ------    -------    ------     ------
Cash flow from investing activities
Decrease in restricted cash .........................          -          -    16,169     48,710
Proceeds from disposal of long-term investments .....          -          -       900          -
Proceeds from sale of property, plant and equipment..        136      1,062       452         73
Proceeds from sale of real estate investment ........        666      5,196         -          -
Proceeds from disposal of subsidiaries ..............          -          -       341          -
Purchase of property, plant and equipment ...........     (2,956)   (23,058)   (6,137)    (2,207)
Acquisition of a business ...........................         48        373    (5,200)         -
Acquisition of an affiliate .........................          -          -      (300)         -
Purchase of long-term investments ...................          -          -      (156)         -
Purchase of marketable securities ...................         (3)       (27)        -     (3,578)
Purchase of real estate investment ..................     (4,900)   (38,222)        -          -
Proceeds from sale of marketable securities .........        766      5,972         -          -
                                                          ------    -------   -------     ------
Net cash (used in) provided by investing
  activities ........................................     (6,243)   (48,704)    6,069     42,998
                                                          ------    -------   -------     ------

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                             (Dollars in thousands)

                                                               Year ended March 31,
                                                      ---------------------------------------
                                                       2004      2004       2003       2002
                                                      ------    -------    -------    -------
                                                       US$        HK$        HK$        HK$
Cash flow from financing activities
Increase in short-term borrowings .................        -          -        942     16,170
Proceeds from partial disposal of a subsidiary ....    1,146      8,940          -          -
Repayment of short-term borrowings ................        -          -    (29,377)   (61,378)
Repayment of long-term debts ......................   (1,336)   (10,416)    (5,575)   (18,148)
Repurchase of common stock ........................     (615)    (4,797)         -          -
Net proceeds from issuance of common shares
  by a subsidiary .................................        -          -          -     14,030
                                                      ------    -------    -------    -------
Net cash used in financing activities .............     (805)    (6,273)   (34,010)   (49,326)
                                                      ------    -------    -------    -------
Net increase in cash and cash equivalents .........    2,711     21,144      1,612     16,612

Cash and cash equivalents at beginning of year ....   10,739     83,766     82,152     65,294
Exchange adjustments ..............................        -         (3)         2        246
                                                      ------    -------    -------    -------
Cash and cash equivalents at end of year ..........   13,450    104,907     83,766     82,152
                                                      ======    =======    =======    =======
Supplementary disclosures of cash flow information:

Cash paid (refunded) during the year for:
  Interest and finance charges ....................       51        396      1,670      4,821
  Income taxes paid (refunded) ....................      643      5,012      2,676     (1,584)
                                                      ======    =======    =======    =======
Non-cash investing and financing activities:

Consideration for purchase of a business settled
  through accounts receivable .....................       24        190          -          -
Issuance of common shares to consultants
  as consideration for their services .............        -          -      2,174          -
                                                      ======    =======    =======    =======
Disposal of subsidiaries:
  Assets disposed of, including interest in an
    affiliate of HK$240 ...........................        -          -     (7,571)         -
  Liabilities disposed of .........................        -          -      1,850          -
  Minority interests ..............................        -          -      1,720          -
                                                      ------    -------    -------    -------
  Net assets disposed of ..........................        -          -     (4,001)         -
  Cash consideration received .....................        -          -      2,307          -
  Inventories received ............................        -          -      1,256          -
                                                      ------    -------    -------    -------
  Loss on disposal of subsidiaries ................        -          -       (438)         -
                                                      ======    =======    =======    =======
Net cash proceeds from disposal of subsidiaries:
  Cash consideration received .....................        -          -      2,307          -
  Cash and cash equivalents disposed of ...........        -          -     (1,966)         -
                                                      ------    -------    -------    -------
                                                           -          -        341          -
                                                      ======    =======    =======    =======

          See accompanying notes to consolidated financial statements.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands except share data)

1.    ORGANIZATION AND ACQUISITION AND DIVESTITURE

      ACTIVITIES AND ORGANIZATION

      Man Sang Holdings, Inc. (the "Company") was incorporated in the State of Nevada, the United States of America on November 14, 1986.

      The principal activities of the Company comprise the processing and sale of South Sea, fresh water and cultured pearls and pearl jewelry products. The selling and administrative activities are performed in the Hong Kong Special Administrative Region of the People's Republic of China ("Hong Kong") and the processing activities are conducted by subsidiaries operating in Guangdong Province, the People's Republic of China ("the PRC"). The Company also derives rental income from real estate located at its pearl processing facility in the PRC and from offices in Hong Kong. The Company's activities are principally conducted by its subsidiary, Man Sang International Limited ("MSIL"), a Bermuda incorporated company which is listed on The Stock Exchange of Hong Kong Limited.

      On October 6, 2003, Messrs. Cheng Chung Hing and Cheng Tai Po, major beneficial shareholders and directors of the Company, purchased a 7.2% equity interest in MSIL from Man Sang International (B.V.I.) Limited, which is a wholly-owned subsidiary of the Company and through which the Company holds all of its equity interest in MSIL. The aggregate consideration was HK$8,940, and the purchase price per share was the arithmetic average of the closing price of MSIL shares for each of five trading days immediately preceding and including October 6, 2003. In connection with this transaction between parties under common control, the Company has recorded the amount by which value of the net assets in MSIL attributable to the shares of MSIL sold (as represented by the 60 million MSIL shares sold) exceeded the consideration, in the amount of HK$22 million, as a distribution to shareholders.

      As a result of this transaction, the Company's equity interest in MSIL was reduced to 49.40%. The Company continues to account for MSIL as a consolidated subsidiary because it continues to have control over the operating and financial decision of MSIL. As of March 31, 2004 and 2003, the Company had an equity interest of 49.40% and 56.6% in MSIL, respectively.

      ACQUISITION AND DIVESTITURE

      The Company has also made a number of investments in companies that supply the Company or distribute its products. The Company has an investment of Renminbi 5.1 million (HK$4.7 million) for a 19.5% stake in a pearl farm located in Nan'ao County in Guangdong Province in the PRC through a cooperative joint venture which has a duration of 11 years. In case of termination or liquidation of the joint venture, the Company is entitled to receive 19.5% of the net assets of the joint venture. As a result of the poor operating performance of the pearl farm, the Company recognized impairment losses of HK$3,000 in 2002 and HK$1,730 in 2004.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)

1.    ORGANIZATION AND ACQUISITION AND DIVESTITURE - continued

      ACQUISITION AND DIVESTITURE - CONTINUED

      In April 2000, MSIL acquired all the issued share capital of Intimex Business Solutions Company Limited ("IBS") for a consideration of HK$2,100 which was satisfied by the issurance of 42,000,000 new shares of HK$0.05 each in Cyber Bizport Limited, a wholly owned subsidiary of MSIL, representing 21% of the enlarged issued share capital of Cyber Bizport Limited. As a result, MSIL holds a 79% equity interest in Cyber Bizport Limited which in turn holds the entire equity interest in IBS. The principal business of IBS is the provision of computer consultancy services.

      The acquisition was accounted for as a purchase and the results of IBS and its subsidiary have been included in the accompanying consolidated financial statements since the date of acquisition. The excess of the purchase consideration over the fair value of the net assets acquired was HK$1,179 and was recorded as goodwill which was initially amortized on a straight-line basis over three years. In view of the unsatisfactory financial performance of IBS, the Company recorded an impairment loss for the entire unamortized amount of goodwill, totaling HK$591 in 2002.

      On March 31, 2003, the Company acquired the remaining 21% equity interest of Cyber Bizport Limited in exchange for its entire 79% indirect equity interest in IBS. The Company has accounted for this transaction under the purchase method of accounting. Accordingly, the fair value of the Company's equity interest in IBS, totaling HK$341 was treated as the purchase price for accounting purpose. There was no significant goodwill as a result of this acquisition.

      In July 2002, a wholly-owned subsidiary of the Company acquired a 30% equity interest of China South City Holdings Limited for HK$300, which was accounted for using the equity method in the accompanying financial statements. There was no significant goodwill as a result of this acquisition. In December 2002, the Company disposed of its entire equity interest in that subsidiary to Messrs. Cheng Chung Hing and Cheng Tai Po for a consideration of HK$300.

      On October 17, 2002, the Company disposed of its entire 18% equity interest in Gold Treasure International Jewellery Company Limited ("GTI") for a consideration of HK$900. The principal business of GTI was the production of accessories in gold, silver and/or other gems.

      On December 1, 2002, a wholly owned subsidiary of MSIL acquired a business by acquiring property, plant and equipment, inventories and customer information from a jewelry company for a total consideration of HK$7,200. The acquisition was accounted for as a purchase and HK$5,046 of the purchase price was allocated to property, plant and equipment and HK$2,154 to inventories based on their respective fair values at the date of acquisition. The fair value of the customer information acquired is considered to be insignificant by the Company's management. The results of the acquired business have been included in the consolidated financial statements since the date of acquisition.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)

1.    ORGANIZATION AND ACQUISITION AND DIVESTITURE - continued

      ACQUISITION AND DIVESTITURE- continued

      On February 1, 2004, a wholly owned subsidiary of MSIL acquired all of the assets and liabilities including customer information of a jewelry factory for a total consideration of HK$190 which was settled by an offset of a receivable from the vendor. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired based on the estimated fair values at the date of acquisition. The operating results of this business have been included in the consolidated financial statements since the date of acquisition.

      The following table presents the allocation of the purchase price to the assets and liabilities acquired:

                                      HK$
Property, plant and equipment...     1,020
Inventories ....................       164
Accounts receivable ............       370
Other current assets ...........       208
Cash and cash equivalents ......       373
Accounts payable ...............       (23)
Other accrued liabilities ......    (1,922)
                                    ------
                                       190
                                    ======

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

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of presentation - The consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America ("US GAAP").

      Principles of consolidation - The consolidated financial statements include the assets, liabilities, revenues and expenses of Man Sang Holdings, Inc. and all its subsidiaries. All material intra-group transactions and balances have been eliminated. An affiliate over which the Company has the ability to exert significant influence, but does not have a controlling interest (generally 20% to 50% owned), is accounted for using the equity method. The Company's share of earnings of the affiliate is included in the accompanying consolidated statements of income and comprehensive income.

      Goodwill - The excess of the purchase price over the fair value of net assets acquired is recorded on the consolidated balance sheet as goodwill.

      Prior to April 1, 2002, goodwill was amortized on a straight-line basis over its estimated useful life of three years. Amortization expense was HK$195 in 2002. Management determined that goodwill was impaired, and therefore recognized an impairment loss of HK$591 during the year ended March 31, 2002.

      Starting from April 1, 2002, the Company has adopted SFAS No. 142, "Goodwill and Other Intangible Assets" which requires that upon adoption, amortization of goodwill and other intangible assets with indefinite lives will cease and instead, the carrying value of these intangible assets will be evaluated for impairment on an annual basis. Identifiable intangible assets with definitive lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". There was no effect on the consolidated financial statements of the Company upon the adoption of SFAS No. 142. Reported net income and earnings per share assuming non-amortization of goodwill for 2002 under SFAS No. 142 would not be significantly different from the actual amounts.

      Cash and cash equivalents - Cash and cash equivalents include cash on hand, demand deposits, interest bearing savings accounts, and time certificates of deposit with a maturity of three months or less when purchased.

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

                                                                         March 31,
                                                                       2004     2003
                                                                      ------   ------
                                                                        HK$      HK$
Publicly traded corporate equity securities listed in Hong Kong:

Gross unrealized gains (losses) net of minority interests, included
  in accumulated other comprehensive income .......................      723   (2,980)
                                                                      ======   ======

Fair value of marketable securities ...............................    7,776    9,978
                                                                      ======   ======

      During the years ended March 31, 2004 and 2003, the Company recognized losses of HK$2,474 and HK$5,921, respectively, on its marketable securities due to declines in fair values that were determined by management to be other than temporary.

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

      Assets under construction are not depreciated until construction is complete and the assets are ready for their intended use. No interest was capitalized in the three years ended March 31, 2004.

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

      Long-term investments - The Company's long-term investments are accounted for under the cost method. The Company periodically evaluates the carrying value of long-term investments held, whenever events and circumstances indicate that the carrying value of the investment may no longer be recoverable. The Company recognizes impairment losses based on the estimated fair value of the investments.

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

      Reconciliation of the basic and diluted EPS is as follows:

                                         For the year ended March 31, 2004  For the year ended March 31, 2003
                                         ---------------------------------  ---------------------------------
                                         Earnings   Shares         EPS      Earnings    Shares        EPS
                                         --------  ---------   -----------  --------  ---------   -----------
                                         HK$'000                   HK$      HK$'000                   HK$
Basic EPS
Net income available to common
  stockholders                             2,992   4,451,889      0.67        8,921   4,740,700      1.88
                                                                  ----                               ----
Effect of dilutive securities
  Stock options granted by the
  Company                                      -     403,810                      -           -
                                           -----   ---------                  -----   ---------
Diluted EPS
Net income available to common
  stockholders, including conversion       2,992   4,855,699      0.62        8,921   4,740,700      1.88
                                           =====   =========      ====        =====   =========      ====

                                         For the  year ended March 31, 2002
                                         ----------------------------------
                                         Earnings    Shares         EPS
                                         --------  ---------  -------------
                                         HK$'000                    HK$
Basic EPS
Net income available to common
  stockholders                            16,309   4,405,960      3.70
                                                                  ----

Effect of dilutive securities
  Stock options granted by the
  Company                                      -           -
                                          ------   ---------
Diluted EPS
Net income available to common
  stockholders, including conversion      16,309   4,405,960      3.70
                                          ======   =========      ====

      For the year ended March 31, 2002 and 2003, the effect on consolidated EPS of both warrants and options issued by MSIL and options issued by the Company were not included in the computation of diluted earnings per share because it would have resulted in an antidilutive effect.

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

      Foreign currency risk - The Renminbi ("RMB") is not a freely convertible currency. The State Administration for Foreign Exchange, under the authority of the People's Bank of China, controls the conversion of RMB into foreign currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. The cash and cash equivalents of the Company included aggregate amounts of HK$3,293 at March 31, 2003 and HK$12,448 at March 31, 2004, which are denominated in RMB.

      The PRC subsidiaries conduct their business substantially in the PRC, and their financial performance and position are measured in terms of RMB. Any devaluation of the RMB against the United States dollar would consequently have an adverse effect on the financial performance and asset values of the Company when measured in terms of United States dollars.

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

      Translation into United States Dollars - The financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of Hong Kong dollar amounts into U.S. dollars are for the convenience of readers in the United States of America only and have been made at the rate of HK$7.8 to US$1, the approximate free rate of exchange at March 31, 2004. Such translations should not be construed as representations that the Hong Kong dollar amounts could be converted into U.S. dollars at that rate or any other rate.

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

      Recent changes in accounting pronouncements - In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement establishes standards for how an issuer classifies and measures certain financial instruments. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement requires that certain financial instruments that, under previous guidance, could be accounted for as equity be classified as liabilities, or assets in some circumstances. This statement does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The statement also requires disclosures about alternative ways of settling the instruments and the capital structure of entities whose shares are mandatorily redeemable. The adoption of SFAS No. 150 did not have any impact on its financial position or results of operations.

      In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" and provides guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIEs. This new model for consolidation applies to an entity in which either: (1) the equity investors (if any) lack one or more characteristics deemed essential to a controlling financial interest or
      (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) special-purpose entities ("SPEs") created prior to February 1, 2003. The Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003, (ii) non-SPEs created prior to February 1, 2003. The Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004, and (iii) all entities, regardless of whether an SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The Company does not have any SPEs and therefore the Company will adopt the provision for the year ended March 31, 2005.

      In November 2002, the Emerging Issue Task Force ("EITF") reached a consensus on Issue No. 00-21 ("EITF No. 00-21"), "Revenue Arrangements with Multiple Deliverables". EITF No.00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material impact on the Company's financial position or results of operations.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)

3.    OTHER INCOME

      Other income consists of the following:

                                                  Year ended March 31,
                                                2004     2003     2002
                                                ----     ----     ----
                                                 HK$      HK$      HK$
Gain on sale of marketable securities .......    991        -        -
Foreign currency exchange gain, net .........      -      452      378
Others ......................................  1,898    4,033    1,492
                                               -----    -----    -----
                                               2,889    4,485    1,870
                                               =====    =====    =====

4.    INCOME TAXES

      Income is subject to taxation in the various countries in which the Company and its subsidiaries operate.

      The components of income before income taxes and minority interests are as follows:

                                        Year ended March 31,
                                      2004      2003      2002
                                      ----      ----      ----
                                       HK$       HK$       HK$
Hong Kong......................      25,954    17,564     2,927
Other regions in the PRC.......         692    11,246    32,159
Corporate expenses, net........      (5,361)   (6,227)   (3,382)
                                     ------    ------    ------
                                     21,285    22,583    31,704
                                     ======    ======    ======

      Certain activities conducted by the Company's subsidiaries may result in current income recognition, for U.S. tax purpose, by the Company even though no actual distribution is received by the Company from the subsidiaries. However, such income, when distributed, would generally be considered previously taxed income to the Company and thus would not be subject to U.S. federal income tax again.

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

      The provision for income tax expenses (benefits) consists of the following:

                                                  Year ended March 31,
                                             2004        2003         2002
                                             ----        ----         ----
                                              HK$         HK$          HK$
Current tax:

Subsidiaries operating in:
  Hong Kong...............................  7,301         (88)           7
  Other regions...........................   (921)      1,619         (256)
                                            -----       -----        -----
                                            6,380       1,531         (249)
Deferred tax:

Subsidiaries operating in Hong Kong.......    647       2,188        1,455
                                            -----       -----        -----
Total                                       7,027       3,719        1,206
                                            =====       =====        =====

      Had the tax holidays and concessions detailed above not been available, the tax charge would have been increased by HK$385 in 2002. Both basic and diluted earnings per share in 2002 would have been reduced by HK$0.09.

\
                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)

4.    INCOME TAXES - continued

      A reconciliation between the provision for income tax expenses computed by applying the United States statutory tax rate to income before income taxes and minority interests and the actual provision for income tax expenses is as follows:

                                                         Year ended March 31,
                                                    2004        2003         2002
                                                    ----        ----         ----
                                                     HK$         HK$          HK$
Applicable U.S. federal tax rate ...............        34%         34%         34%
                                                   -------     -------     -------
Provision of income taxes at the applicable
  U.S. federal tax rate on income for the year..     7,237       7,678      10,779
Non-deductible expenses ........................     6,899       4,099         480
Non-taxable income .............................      (693)       (218)     (4,579)
Changes in valuation allowance .................    (2,312)     (1,491)      2,134
International rate difference ..................    (5,895)     (6,197)     (7,305)
Tax on sales of shares of MSIL (note 1) ........     2,700           -           -
Others .........................................      (909)       (152)       (303)
                                                   -------     -------     -------
Income tax expenses ............................     7,027       3,719       1,206
                                                   =======     =======     =======

      Temporary differences and operating loss car rise to deferred tax assets and liabilities are as follows:

                                                   March 31,
                                               2004        2003
                                               ----        ----
                                                HK$         HK$
Deferred tax assets:
  Operating loss carryforwards...........     5,019        6,133
  Valuation allowance....................    (3,821)      (6,133)
                                             ------       ------
Net deferred tax assets..................     1,198            -
Deferred tax liabilities:
  Property, plant and equipment..........    (1,845)           -
                                             ------       ------
                                               (647)           -
                                             ======       ======

      The deferred tax balances are classified in the consolidated balance sheet as follows:

                                                 March 31,
                                             2004         2003
                                             ----         ----
                                              HK$          HK$
Non-current assets....................        174            -
Non-current liabilities...............       (821)           -
                                             ----         ----
                                             (647)           -
                                             ====         ====

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)

4.    INCOME TAXES - continued

      At March 31, 2004, subsidiaries of the Company had total losses available for carryforward for Hong Kong tax purposes, subject to the agreement of the Hong Kong Inland Revenue Department, amounting to approximately HK$28,685, which have no expiration date. The effective tax loss carryforwards of HK$5,019 can only be utilized by the subsidiaries generating the losses.

      Due to the uncertainty of the realization of certain operating loss carryforwards, the Company has established a valuation allowance against these loss carryforwards in the amount of HK$3,821.

      U.S. deferred tax liabilities have not been provided on approximately HK$311,000 of undistributed earnings of foreign subsidiaries because the Company intends to reinvest those earnings permanently. It is not practicable to estimate the amount of additional taxes that might be payable upon distribution of such earnings.

5.    INVENTORIES

      Inventories by major categories are summarized as follows:

                                                 March 31,
                                            2004          2003
                                            ----          ----
                                             HK$           HK$
Raw materials.......................       14,676        12,917
Work in progress....................       19,659        29,399
Finished goods......................       80,962        91,894
                                          -------       -------
                                          115,297       134,210
                                          =======       =======

      During the year ended March 31, 2004, the Company made a write-down of inventories, amounting to HK$14,273. No similar write-down of inventories was made for the years ended March 31, 2003 and 2002.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)

6.    STAFF RETIREMENT PLANS

      The Company participates in a Mandatory Provident Fund Scheme ("MPF Scheme") for all qualifying employees in Hong Kong with effect from December 1, 2000. The assets of the MPF Scheme are held separately from those of the Company in funds under the control of an independent trustee. The Company contributes 5% of relevant payroll costs (monthly contribution is limited to 5% of HK$20 for each eligible employee) to the MPF Scheme, which contribution is matched by employees.

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

      The total contributions made for the years ended March 31, 2004, 2003 and 2002 amounted to HK$820, HK$737 and HK$622, respectively.

7.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:

                                                      March 31,
                                                 2004            2003
                                                 ----            ----
                                                  HK$             HK$
Leasehold land and buildings...............    106,959          72,408
Construction in progress...................     21,925           3,516
Plant and machinery .......................     12,706          11,911
Furniture and equipment....................     11,360           9,394
Motor vehicles.............................      4,578           4,578
Less: accumulated depreciation.............    (41,737)        (35,529)
                                               -------         -------
Net book value.............................    115,791          66,278
                                               =======         =======

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)

8.    REAL ESTATE INVESTMENT

                                                                            March 31,
                                                                       2004           2003
                                                                       ----           ----
                                                                        HK$            HK$
At cost:
Leasehold land and buildings - Hong Kong.........................     74,502         78,513
                             - Other regions of the PRC..........     25,106         27,631
Less: accumulated depreciation...................................    (10,935)        (9,697)
                                                                     -------         ------
                                                                      88,673         96,447
                                                                     =======         ======

      The real estate investment in other regions of the PRC represents the Company's interest in an industrial complex known as Man Sang Industrial City located in Gong Ming Zhen, Shenzhen. Part of the industrial complex is used by the Company and is included in property, plant and equipment. The remaining leasehold land and buildings are classified as real estate investment and are leased to unaffiliated third parties under cancelable operating lease agreements. The real estate investment in Hong Kong principally represents office premises leased to unaffiliated third parties under non-cancelable operating lease agreements. Leases are negotiated for an average term of one to two years and rentals are fixed during the relevant lease period.

      Rental income relating to such operating leases is included in gross rental income in the consolidated statements of income and amounted to HK$6,220 in 2004, HK$7,455 in 2003 and HK$7,526 in 2002.

      In March 2004, the Group entered into a sales and purchase agreement to dispose of a real estate investment to a third party at a consideration of HK$71,600. Included in other current assets is a stakeholder's deposit of HK$7,160 held by a solicitor firm, Messrs. Yuen & Partners in respect of the disposal. The transaction is subject to customary closing conditions and is expected to be completed on or before September 15, 2004.

9.    SHORT-TERM BORROWINGS

      The Company has obtained bank credit facilities relating to short term borrowings in the amount of HK$95,450 and HK$70,563 at March 31, 2004 and 2003, respectively. The facilities were unused as of March 31, 2004 and 2003.

      Interest rates are generally based on the banks' prime lending rates and the credit lines are normally subject to periodic review. There are no significant covenants or other financial restrictions relating to the credit lines.

      At March 31, 2004, leasehold land and buildings with a net book value of HK$80,013 and real estate investments with a net book value of HK$69,325 were pledged as collateral for the above facilities and the long-term debts described in note 11. There is no restriction on the use of the assets pledged for such facilities and bank loans.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)

10.   OTHER ACCRUED LIABILITIES

      Other accrued liabilities consist of the following:

                                                                     March 31,
                                                                2004            2003
                                                                ----            ----
                                                                 HK$             HK$
Accrued expenses.............................                   3,126           4,652
Deposits received............................                   1,767           1,006
Value-added tax payable......................                   1,830               -
Purchase consideration for a business........                   1,000           2,000
Sundry payables..............................                     951             688
Others.......................................                   1,305           1,231
                                                                -----           -----
                                                                9,979           9,577
                                                                =====           =====

11.   LONG-TERM DEBTS

                                                                                             March 31,
                                                                                       2004            2003
                                                                                       ----            ----
                                                                                        HK$             HK$
Long-term debts consist of:

Bank loan bearing interest at Hong Kong Inter-Bank Offered Rate
  ("HIBOR") (0.174% at March 31, 2004) plus 1.25%, repayable
  by monthly instalments of HK$156 through 2007.................................       4,375          11,094
Bank loan bearing interest at HIBOR plus 1.1%, repayable by
  quarterly instalments of HK$625 through 2007..................................       5,416           7,916
Bank loan bearing interest at HIBOR plus 1.5%, repayable by
  quarterly instalments of HK$300 through 2006..................................       1,800           3,000
                                                                                      ------          ------
Total...........................................................................      11,591          22,010
Current portion of long-term debts..............................................      (5,575)         (5,575)
                                                                                      ------          ------
Long-term debts, less current portion...........................................       6,016          16,435
                                                                                      ======          ======

      Maturities of long-term debts as of March 31, 2004 are as follows:

                                                                                                 HK$
Year ending March 31,
2005............................................................................                5,575
2006............................................................................                4,975
2007............................................................................                1,041
                                                                                               ------
                                                                                               11,591
                                                                                               ======

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

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)

12.   COMMITMENTS AND CONTINGENCIES

      The Company leases premises under various operating leases which do not contain any escalation clauses and all of the leases contain a renewal option. Rental expense under operating leases was HK$3,693 in 2004, HK$3,974 in 2003 and HK$4,678 in 2002.

      As at March 31, 2004, the Company and its subsidiaries were obligated under non-cancelable operating leases requiring minimum rentals as follows:

                                                  Operating
                                                    leases
                                                    ------
                                                     HK$
Year ending March 31,
2005.................................                448
2006.................................                  6
                                                     ---
Total minimum lease payments.........                454
                                                     ===

      At March 31, 2004, the Company had commitments of HK$4,419 relating to the acquisition of property, plant and equipment.

      On December 2, 2003, Arcadia Jewellery Limited ("Arcadia"), a subsidiary of the Company, filed a lawsuit in Hong Kong against its former general manager and certain other parties (the "Defendants") for breach of a business transfer agreement and an employment agreement and a consultancy agreement ("Case 1"). Arcadia is claiming against the Defendants for, inter alia, account and inquiry; repayment of monies of at least HK$832; damages; interest; a declaration that the consultancy agreement is null and void and Arcadia is entitled to rescind the same; a declaration that Arcadia is entitled to exercise its rights under the business transfer agreement (i.e. not to pay the balance of the purchase consideration of HK$1,000); return of the purported consultancy fees or earnest money, the amount of which is to be assessed; costs and further or other relief.

      On December 22, 2003, this former general manager filed a lawsuit in Hong Kong against Arcadia in respect of the aforesaid employment agreement for monetary claim of approximately HK$395 and also a declaration that the restraint of trade covenants under the aforesaid employment agreement are void and unenforceable. Afterwards, this former general manager agreed to transfer his monetary claim to the Labour Tribunal in Hong Kong and consolidate the rest of his case into Case 1. Although it is not possible to predict with certainty at the moment the outcome of these unresolved legal actions or pending claim or the range of possible loss or recovery, the Company does not believe that the resolution of these matters will have a material adverse effect on the Company's financial position or operating results.

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

      The directors have authorized a series of preferred stock designated as Series B convertible preferred stock (the "Series B preferred shares"). A total of 100,000 Series B preferred shares were authorized. Except to the extent declared by the directors from time to time, if ever, no dividends are payable with respect to the Series B preferred shares. Additionally, the Series B preferred shares have no voting rights except that the approval of holders of a majority of such shares is required to (1) authorize, create or issue any shares of any class or series ranking senior to the Series B preferred shares as to liquidation preference, (2) amend, alter or repeal, by any means, the Company's certificate of incorporation if the powers, preferences, or special rights of the Series B preferred shares would be adversely affected, or (3) become subject to any restriction on the Series B preferred shares, other than restrictions arising solely under Nevada law or existing under the certificate of incorporation as in effect on December 31, 1995. The Series B preferred shares have a liquidation preference of US$1,000 per share and are subject, at the election of the Company, to redemption or conversion at such price after December 31, 1997. At March 31, 2004, no shares of Series B preferred stock were outstanding.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)

13.   CAPITAL STOCK - continued

      On June 7, 2002, the Company issued in aggregate 410,000 shares of common stock of par value US$0.001 per share to two business consultants pursuant to two separate business consulting agreements dated June 1, 2002. The amount of the relevant compensation expenses of approximately HK$2,174, being the fair value of the shares issued, is being recognized over the service period of the contracts. Approximately HK$906 and HK$1,087 was charged to the income statement during the years ended March 31, 2003 and 2004.

      On April 30, 2003, the Company repurchased 410,000 shares of common stock, par value US$0.001 per share at a price of US$1.5 per share. These shares were cancelled on May 2, 2003.

14.   STOCK OPTION PLANS

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

      The 2002 Scheme is valid and effective for a period of 10 years commencing August 2, 2002. At March 31, 2004, 75,187,093 options were available for future grant under the 2002 Scheme. No options have been granted as of March 31, 2004 under the 2002 Scheme.

      During the year ended March 31, 2003, all options granted under the 1997 Scheme lapsed and no options were exercisable under the 2002 Scheme as of March 31, 2004.

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

      Option activity of the Holding Company Options is as follows:

                                               Number                   Exercise price
                                             of Holding            with the weighted average
                                           Company Options       exercise price in parenthesis
                                           ---------------       -----------------------------
Outstanding at April 1, 2001                   500,000                     US$1.22
Cancelled                                      (50,000)                    US$1.22
                                               -------
Outstanding at March 31, 2002                  450,000                     US$1.22
Granted in 2003                                250,000                     US$1.1
                                               -------
Outstanding at March 31, 2003 and 2004         700,000                     US$1.22 and US$1.1 (US$1.1771)
                                               =======

      The total number of options exercisable were 700,000 as of March 31, 2004 and 2003, respectively, at the weighted average exercise prices of US$1.1771.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)

14.   STOCK OPTION PLANS - continued

      Additional information on options outstanding at March 31, 2004 is as follows:

                                                               Options outstanding
                                                               and exercisable as
                                                                of March 31, 2004
                                                                -----------------

                                                                                      Weighted
                                                    Number                            average
                                                 outstanding                          remaining
                                                     and                             contractual
Exercise price           Date of grant           exercisable                        life (years)
--------------           -------------           -----------                        ------------
      US$
     1.10              March 26, 2003              250,000                              9.00
     1.22              September 16, 1997          450,000                              3.55
                                                   -------                              ----
                                                   700,000                              5.50
                                                   =======                              ====

      For stock options granted on September 16, 1997, the holders can subscribe for the shares of common stock at a subscription price of US$1.22 per share. 50% of the granted stock options vested and became exercisable on September 16, 1998 and the remainder vested and became exercisable on September 16, 1999. The options expire on September 15, 2007. The total fair value of stock option granted to employees on March 26, 2003 was HK$556. The holders can subscribe for the shares of common stock at a subscription price of US$1.10 per share, 50% of which vested and became exercisable on March 26, 2004, and the remainder will vest and become exercisable on March 26, 2005. The options will expire on March 25, 2013.

      At March 31, 2004 and 2003, 1,200,000 options were available for future grant under the Plan.

      COMPENSATION EXPENSES

      The Company has elected to account for the Holding Company Options using the fair value method. The fair value of each Holding Company Option granted on March 26, 2003 was calculated to be US$0.28, using the Black-Scholes option pricing model, with the following assumptions:

Risk-free interest rate per annum          1.25%
Expected life                              2 years
Expected volatility                          45%
Expected dividend yield                     Nil

      The total compensation expense of the Holding Company Options recognized in the consolidated statements of income for the years ended March 31, 2004 and 2003 were HK$418 and HK$4, respectively.

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

15.   RELATED PARTY TRANSACTIONS

      During the periods presented, certain leasehold properties were provided free of charge to Messrs. Cheng Chung Hing and Cheng Tai Po for their residential use.

      In December 2002, the Company disposed of its entire equity interest of a wholly owned subsidiary which held a 30% equity interest of China South City Holdings Limited, for a consideration of HK$300 to Messrs. Cheng Chung Hing and Cheng Tai Po. The carrying value of the net assets disposed of amounted to approximately HK$240.

      In addition, the Company advanced HK$770 in 2002 to certain directors on an interest-free basis without specific repayment terms. The amount was repaid during that year.

      The Company paid professional fees of HK$375 in 2004, HK$301 in 2003 and HK$36 in 2002 to Messrs. Yuen & Partners for the provision of legal and professional services to the Company. Mr. Yuen Ka Lok, Ernest, a director of both the Company and MSIL, the Chairman of the Compensation Committee and a member of the Audit Committee of the Board of Directors of the Company, is a partner of Messrs. Yuen & Partners.

      The Company paid standard brokerage fees to DBS Vickers (Hong Kong) Limited ("DBS Vickers") for holding certain securities on behalf of the Company and maintains a securities account with DBS Vickers. Mr. Lai Chau Ming, Matthew, a director of the Company, a member of the Compensation Committee and the Audit Committee of the Board of Directors of the Company, is a Sales Associate Director of DBS Vickers. The amounts of brokerage fees paid to DBS Vickers during the periods presented were considered insignificant by the management.

      During the fiscal 2004, the Group sold jewelry products amounting to HK$298 to China South International Industrial Materials City (Shenzhen) Co., Ltd., a company in which Messrs. Cheng Chung Hing and Cheng Tai Po have beneficial interests.

      In addition, the Company sold a 7.2% equity interest in MSIL to Messrs. Cheng Chung Hing and Cheng Tai Po through Man Sang International (B.V.I.) Limited (see note 1 for details).

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

      Details of the amounts receivable from the five customers with the largest receivable balances at March 31, 2004 and 2003 are as follows:

                                                      Percentage of
                                                   accounts receivable
                                                        March 31,
                                                  2004             2003
                                                  ----             ----
                                                   HK$              HK$
Five largest receivable balances...........      39.91%           39.95%

      An analysis of the allowance for doubtful debts for trade receivables for each of the three years ended March 31, 2004 is as follows:

                                                              2004                       2003                        2002
                                                              ----                       ----                        ----
                                                               HK$                        HK$                         HK$
Balance at beginning of year........................         9,216                      10,054                       5,214
Addition of allowance charged to income ............         5,590                         440                       5,054
Direct write-off charged against allowance..........           (78)                     (1,278)                       (214)
                                                            ------                      ------                      ------
Balance at end of year..............................        14,728                       9,216                      10,054
                                                            ======                      ======                      ======

17.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these amounts. The carrying amounts of long-term debts approximate their fair values as their interest rates approximate those which would have been available at March 31, 2004 for debts of the same remaining maturities.

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

      The Company's chief operating decision maker evaluates segment performance and allocates resources based on several factors, of which the primary financial measures are revenues from external customers and operating income.

      Contributions of the major activities, profitability information and asset information are summarized below:

                                                             Year ended March 31,
                                                          2004      2003        2002
                                                          ----      ----        ----
                                                           HK$       HK$         HK$
Revenues from external customers:
  Pearls...........................................     382,123    323,082     282,715
  Real estate investment...........................       6,220      7,455       7,526
                                                        -------    -------     -------
                                                        388,343    330,537     290,241
                                                        =======    =======     =======
Operating income:
  Pearls...........................................      24,309     24,843      30,538
  Real estate investment...........................      (3,338)       175       1,397
                                                        -------    -------     -------
                                                         20,971     25,018      31,935
                                                        =======    =======     =======
Interest expenses:
  Pearls...........................................         134        859       1,873
  Real estate investment...........................         111        503       2,460
  Corporate assets.................................         135        267         553
                                                        -------    -------     -------
                                                            380      1,629       4,886
                                                        =======    =======     =======
Depreciation and amortization:
  Pearls...........................................       6,620      6,051       6,031
  Real estate investment...........................       1,889      2,013       1,827
  Corporate assets.................................         918      1,232       1,394
                                                        -------    -------     -------
                                                          9,427      9,296       9,252
                                                        =======    =======     =======
Capital expenditure for segment assets:
  Pearls...........................................      24,078      8,963       2,162
  Real estate investment...........................      38,222      2,053           -
  Corporate assets.................................           -        167          45
                                                        -------    -------     -------
                                                         62,300     11,183       2,207
                                                        =======    =======     =======

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)

18.   SEGMENT INFORMATION - continued

                                                        Year ended March 31,
                                                  2004          2003         2002
                                                  ----          ----         ----
                                                   HK$           HK$          HK$
Segment assets:
  Pearls..............................          372,671       334,251      334,579
  Real estate investment..............           95,833        96,447       81,986
  Corporate assets....................           48,370        53,046       72,504
                                                -------       -------      -------
                                                516,874       483,744      489,069
                                                =======       =======      =======
Long-lived assets:
  Pearls..............................           77,228        28,353       25,573
  Real estate investment..............           88,673        96,447       81,986
  Corporate assets....................           39,593        40,511       58,090
                                                -------       -------      -------
                                                205,494       165,311      165,649
                                                =======       =======      =======

      The operating income of the pearl segment for the years ended March 31, 2004 and 2002 has been arrived at after an impairment charge of HK$1,730 and HK$3,000 respectively, recognized in respect of the Company's 19.5% stake in a pearl farm (see note 2).

      Corporate assets consist principally of marketable securities and leasehold land and buildings held as quarters used by certain directors and employees of the Company.

      All of the Company's sales of pearls are coordinated through the Hong Kong subsidiaries and an analysis by destination is as follows:

                                                      Year ended March 31,
                                                   2004       2003       2002
                                                   ----       ----       ----
                                                    HK$        HK$        HK$
Net sales:
  Hong Kong................................       50,584     51,515     61,626

Export:
  North America............................      117,524     92,830     73,655
  Europe...................................      112,214     69,269     58,374
  Japan....................................       37,489     39,923     30,655
  Asian countries, other than Japan........       47,822     58,932     47,322
  Others...................................       16,490     10,613     11,083
                                                 -------    -------    -------
                                                 382,123    323,082    282,715
                                                 =======    =======    =======

                             MAN SANG HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                    (Dollars in thousands except share data)

18.   SEGMENT INFORMATION - continued

      The Company operates in only one geographic area. The location of the Company's identifiable assets is as follows:

                                                            March 31,
                                               2004            2003              2002
                                               ----            ----              ----
                                                HK$             HK$               HK$
Hong Kong.............................       427,092         399,628            371,558
Other regions of the PRC..............        89,782          84,116            117,511
                                             -------         -------            -------
                                             516,874         483,744            489,069
                                             =======         =======            =======

19.   QUARTERLY DATA (UNAUDITED)

                                                    1st            2nd            3rd           4th
                                                  Quarter        Quarter        Quarter       Quarter
                                                  -------        -------        -------       -------
                                                    HK$            HK$            HK$           HK$
2004

Net sales                                         66,888         101,508        106,540       107,187
Gross profit                                      17,042          28,075         23,827        35,203
Operating (loss) income                           (1,955)          8,667          6,243         8,016
Net (loss) income                                 (1,895)          2,949           (718)        2,656

Basic earnings (loss) per common share             (0.41)           0.67          (0.16)         0.60
Diluted earnings (loss) per common share           (0.41)           0.63          (0.16)         0.55

2003

Net sales                                         76,776          81,445         66,839        98,022
Gross profit                                      24,319          28,031         15,208        22,364
Operating income                                  10,204          13,096             21         1,697
Net income (loss)                                  3,966           6,241           (511)         (775)

Basic earnings (loss) per common share              0.88            1.30          (0.11)        (0.16)
Diluted earnings (loss) per common share            0.88            1.30          (0.11)        (0.16)

                                    *******