Form 10-Q
period 2004-06-30
MAN SANG HOLDINGS INC
filed 2004-08-13
CIK 807630

                             MAN SANG HOLDINGS, INC.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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
  (STATE OR OTHER JURISDICTION              (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

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

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED N RULE 12B-2 OF THE EXCHANGE ACT). YES [ ] NO [X]

      AS OF AUGUST 13, 2004, 4,405,960 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                             MAN SANG HOLDINGS, INC.
                                TABLE OF CONTENTS

                                                                                Page
                                                                                ----
PART I - FINANCIAL INFORMATION

ITEM 1.      Financial Statements
             Condensed Consolidated Balance Sheets as at
             June 30, 2004 and March 31, 2004                                    F-1

             Condensed Consolidated Statements of Operations and Comprehensive
             Income for the three months ended June 30, 2004 and 2003            F-3

             Condensed Consolidated Statements of Cash Flows for
             the three months ended June 30, 2004 and 2003                       F-4

             Notes to Condensed Consolidated Financial Statements                F-5

ITEM 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                       1

ITEM 3.      Quantitative and Qualitative Disclosures about
             Market Risk                                                         6

ITEM 4.      Controls and Procedures                                             7

PART II - OTHER INFORMATION

ITEM 1       Legal Proceedings                                                   9

ITEM 5       Other Information                                                   9

ITEM 6       Exhibits and Reports on Form 8-K                                    9

SIGNATURES                                                                       10

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (Amounts expressed in thousands except share data)

                                                                JUNE 30, 2004      MARCH 31, 2004
                                                              -------------------  --------------
                                                                US$         HK$          HK$
                                                                  (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                   15,414      120,228      104,907
  Marketable securities                                          943        7,356        7,776
  Accounts receivable, net of allowance for doubtful
       accounts of HK$16,328 as of June 30, 2004 and
       HK$14,728 as of March 31, 2004                          9,129       71,206       62,993
  Inventories :
       Raw materials                                           2,185       17,040       14,676
       Work in progress                                          829        6,463       19,659
       Finished goods                                         10,622       82,848       80,962
                                                              ------      -------      -------
                                                              13,636      106,351      115,297

  Prepaid expenses                                               250        1,948        3,169
  Deposits and other receivables, net of allowance for
       doubtful accounts of HK$2,769 as of June 30, 2004
       and March 31, 2004                                      1,147        8,945        7,840
  Other current assets                                           318        2,478        8,937
  Income taxes receivable                                         59          461          461
                                                              ------      -------      -------
          Total current assets                                40,896      318,973      311,380

Deferred tax assets                                                -            -          174

Property, plant and equipment                                 20,441      159,441      157,528
  Accumulated depreciation                                    (5,449)     (42,506)     (41,737)
                                                              ------      -------      -------
                                                              14,992      116,935      115,791

Real estate investment                                        12,770       99,608       99,608
  Accumulated depreciation                                    (1,474)     (11,495)     (10,935)
                                                              ------      -------      -------
                                                              11,296       88,113       88,673

Long-term investments                                            110          856          856
                                                              ------      -------      -------
          Total  assets                                       67,294      524,877      516,874
                                                              ======      =======      =======

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
               (Amounts expressed in thousands except share data)

                                                                JUNE 30, 2004      MARCH 31, 2004
                                                              -------------------  --------------
                                                                US$         HK$          HK$
                                                                 (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt:
     Secured bank loans                                          715        5,575        5,575

   Accounts payable                                            1,522       11,872       13,234
   Accrued payroll and employee benefits                         946        7,382        8,523
   Other accrued liabilities                                   1,348       10,504        9,979
   Deposit on sale of real estate investment                     918        7,160        7,160
   Income taxes payable                                          903        7,043        4,264
                                                              ------      -------      -------
           Total current liabilities                           6,352       49,536       48,735

Long-term debt:
     Secured bank loans                                          593        4,622        6,016

Deferred tax liabilities                                         159        1,236          821

Minority interests                                            29,360      229,006      224,437

Stockholders' equity:
Series A preferred stock, par value US$0.001                       -            1            1
   - authorized, issued and outstanding: 100,000 shares;
     (entitled in liquidation to US$2,500 (HK$19,500))
Series B convertible preferred stock, par value US$0.001           -            -            -
   - authorized: 100,000 shares; no shares outstanding
Common stock, par value US$0.001                                   4           34           34
   - authorized: 25,000,000 shares;
     issued and outstanding:  4,405,960 shares as of
     June 30, 2004 and March 31, 2004
Additional paid-in capital                                     7,831       61,083       61,051
Retained earnings                                             22,640      176,589      172,836
Accumulated other comprehensive income                           355        2,770        2,943
                                                              ------      -------      -------
           Total stockholders' equity                         30,830      240,477      236,865
                                                              ------      -------      -------
           Total liabilities and stockholders' equity         67,294      524,877      516,874
                                                              ======      =======      =======

See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                       FOR THE THREE MONTHS ENDED JUNE 30
               (Amounts expressed in thousands except share data)

                                                          Three Months Ended June 30,
                                                                2004               2003
                                                       ----------------------    ---------
                                                          US$          HK$          HK$
Net sales                                                 12,702       99,078       66,888
Cost of sales                                             (9,179)     (71,593)     (49,846)
                                                       ---------    ---------    ---------
Gross profit                                               3,523       27,485       17,042

Rental income, gross                                         202        1,578        1,388
                                                       ---------    ---------    ---------
                                                           3,725       29,063       18,430
Selling, general and administrative expenses:
   -  Pearls                                              (2,213)     (17,262)     (16,807)
   -  Real estate investment                                (193)      (1,503)      (3,578)
                                                       ---------    ---------    ---------
Operating income (loss)                                    1,319       10,298       (1,955)

Non-operating items:
   -  Interest expense                                        (5)         (38)        (133)
   -  Interest income                                          8           59           94
   -  Other income                                            83          647          661
                                                       ---------    ---------    ---------
Income (loss) before income taxes
      and minority interests                               1,405       10,966       (1,333)

Income tax expense                                          (316)      (2,467)      (1,275)

                                                       ---------    ---------    ---------
Income (loss) before minority interests                    1,089        8,499       (2,608)

Minority interests                                          (608)      (4,746)         713

                                                       ---------    ---------    ---------
Net income (loss)                                            481        3,753       (1,895)

Other comprehensive (loss) income, net of taxes and
      minority interests:
   -  Foreign currency translation adjustments                 4           35           (5)
   -  Unrealized holding (loss) gain on marketable
       securities                                            (27)        (208)         391
                                                       ---------    ---------    ---------
Other comprehensive (loss) income, net of taxes and
      minority interests                                     (23)        (173)         386
                                                       ---------    ---------    ---------

Comprehensive income (loss)                                  458        3,580       (1,509)
                                                       =========    =========    =========

Basic earnings (loss) per common share                      0.11         0.83        (0.41)
                                                       =========    =========    =========

Diluted earnings (loss) per common share                    0.10         0.76        (0.41)
                                                       =========    =========    =========

Weighted average number of shares
   of common stock outstanding:
   - basic                                             4,405,960    4,405,960    4,595,191
                                                       =========    =========    =========
   - diluted                                           4,849,342    4,849,342    4,595,191
                                                       =========    =========    =========

See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       FOR THE THREE MONTHS ENDED JUNE 30
                        (Amounts expressed in thousands)

                                                              THREE MONTHS ENDED JUNE 30,
                                                              ----------------------------
                                                                    2004            2003
                                                              -----------------    -------
                                                                US$       HK$        HK$
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                                481      3,753     (1,895)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Provision for doubtful accounts                                205      1,600          -
  Compensation expense                                             4         32        103
  Depreciation and amortization                                  292      2,277      2,412
  (Gain) loss on disposal of property, plant and equipment        (3)       (20)     2,591
  Realized gain on sales of marketable securities                  -          -        (44)
  Minority interests                                             608      4,746       (713)
  Changes in operating assets and liabilities:
    Accounts receivable                                       (1,252)    (9,773)    19,806
    Inventories                                                1,148      8,956        199
    Prepaid expenses                                             157      1,221        109
    Deposits and other receivables                              (141)    (1,103)      (217)
    Other current assets                                         828      6,459        474
    Deferred tax assets                                           22        174          -
    Accounts payable                                            (175)    (1,364)     1,095
    Accrued payroll and employee benefits                       (146)    (1,141)      (375)
    Other accrued liabilities                                     67        522       (655)
    Deferred tax liabilities                                      53        415      1,186
    Income taxes payable                                         356      2,778        222
                                                              ------    -------    -------
Net cash provided by operating activities                      2,504     19,532     24,298
                                                              ------    -------    -------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                     (388)    (3,026)    (4,463)
  Proceeds from disposal of property, plant and equipment         26        204         58
  Proceeds from sales of marketable securities                     -          -        877
                                                              ------    -------    -------
Net cash used in investing activities                           (362)    (2,822)    (3,528)
                                                              ------    -------    -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Increase in short-term borrowings                                -          -     18,848
  Repayment of long-term debt                                   (179)    (1,394)    (6,237)
  Repurchase of common stock                                       -          -     (4,797)
                                                              ------    -------    -------
Net cash (used in) provided by financing activities             (179)    (1,394)     7,814
                                                              ------    -------    -------

Net increase  in cash and cash equivalents                     1,963     15,316     28,584
Cash and cash equivalents at beginning of period              13,450    104,907     83,766
Exchange adjustments                                               1          5          -
                                                              ------    -------    -------
Cash and cash equivalents at end of period                    15,414    120,228    112,350
                                                              ------    -------    -------

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Interest and finance charges                                   5         36        135
                                                              ------    -------    -------
    Net income taxes paid                                         24        188        729
                                                              ------    -------    -------

      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (UNAUDITED)

1. INTERIM FINANCIAL PRESENTATION

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The March 31, 2004 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the annual report of Man Sang Holdings, Inc. (the "Company") on Form 10-K for the fiscal year ended March 31, 2004. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results of the entire year.

2. CURRENCY PRESENTATIONS AND FOREIGN CURRENCY TRANSLATION

Assets and liabilities of foreign subsidiaries are translated from their functional currency to the reporting currency, at period-end exchange rates, while revenues and expenses are translated at average exchange rates during the period. Adjustments arising from such translation are reported as a separate component of stockholders' equity. Gains or losses from foreign currency transactions are included in the Statement of Operations. Aggregate net foreign currency gains or losses were immaterial for all periods presented in this report.

The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of Hong Kong dollar amounts into United States dollars are for convenience only and have been made at the rate of HK$7.8 to US$1, the approximate free rate of exchange at June 30, 2004. Such translations should not be construed as representations that Hong Kong dollar amounts could be converted into United States dollars at that rate or any other rate.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Emerging Issue Task Force ("EITF") reached its consensus on Issue No. 03-6 "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share". EITF No. 03-6 addresses how to determine whether a security should be considered a "participating security" for purposes of computing EPS and how to allocate earnings to a participating security when using the two-class method for computing basic EPS. EITF No. 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported EPS.

The issued and outstanding shares of Series A preferred stock of the Company, which are entitled to participate in any dividends paid ratably with the holders of common stock, are participating securities under EITF No. 03-6. According to EITF No. 03-6 and SFAS No. 128, the undistributed earnings should be allocated between the common stock and the participating securities based on the contractual participation rights of the participating securities to share in current earnings as if all earnings were distributed ratably, but separate income statement presentation of the per share amounts attributable to the participating securities, other than common stock, is not required. However, the amount of earnings allocable to participating securities should be disclosed, as a reconciling item, in the basic EPS calculation as disclosed in note 4 to the condensed consolidated financial statements. No losses were allocated to the Series A preferred stock because its contractual terms provide no obligation of its holders to share in the Company's losses.

In November 2003, the EITF reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". EITF Issue No. 03-01 establishes additional disclosure requirements for each category of SFAS No. 115 and 124 investments in a loss position for annual periods ending after December 15, 2003. In March 2004, the EITF also reached a consensus on the additional accounting guidance for other-than-temporary impairments and its application to debt and equity investments in reporting periods beginning after June 15, 2004 and the additional disclosures for equity securities that are not subject to the scope of SFAS No.115 and not accounted for under the equity method under APB Opinion 18 and related interpretation ("cost method investments") for annual financial statements for fiscal years ending after June 15, 2004. Comparative information for the periods prior to initial application of this issue is not required.

In connection with adopting this issue, during the first quarter of fiscal 2005, the Company has completed the test for other-than-temporary impairment under the guidance of this issue, which indicated no other-than-temporary impairment of existing investments.

4. EARNINGS PER SHARE ("EPS")

EPS is calculated in accordance with SFAS No. 128 by application of the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. Per share data is calculated using the weighted average number of shares of common stock outstanding during the period.

Man Sang International Limited ("MSIL"), a subsidiary of the Company whose shares are listed on The Stock Exchange of Hong Kong Limited, adopted a share option scheme (the "Old Share Option Scheme") on September 8, 1997. The Old Share Option Scheme is administered by the Board of Directors of MSIL. On August 2, 2002, at the 2002 Annual General Meeting of MSIL, MSIL's shareholders approved a share option scheme (the "New Share Option Scheme") to replace the Old Share Option Scheme. No option has been granted under the New Share Option Scheme and all the options granted under the Old Share Option Scheme lapsed in October 2002.

                                                                      For the Three Months
                                                                         Ended June 30
                                                                             2003
                                                                            HK$'000
Net loss                                                                            (1,895)
Allocation  of  undistributed  losses to  participating  securities                      -
(Series A preferred stock)
                                                                      --------------------
Undistributed losses to common stock, adjusted                                      (1,895)
                                                                      ====================

                                                                         No. of shares

Weighted average-shares outstanding                                              4,595,191
Effect of dilutive securities stock options granted by the Company                       -
                                                                      --------------------
Adjusted weighted average-shares outstanding                                     4,595,191
                                                                      ====================

                                                                              HK$

Net losses per share
 Basic                                                                               (0.41)
                                                                      ====================
 Diluted                                                                             (0.41)
                                                                      ====================

On June 7, 2002, the Company issued an aggregate of 410,000 shares of common stock to two business consultants pursuant to their respective business consulting agreements. On April 30, 2003, the Company repurchased the stock issued to these consultants at a price of US $1.5 per share. These shares were cancelled on May 12, 2003.

On March 26, 2003, pursuant to the Company's 1996 Stock Option Plan, the Compensation Committee granted to Cheng Chung Hing, Ricky, the Company's President, Chairman, Chief Executive Officer and then Chief Financial Officer, and Cheng Tai Po, the Company's Vice Chairman, non-qualified options to purchase 150,000 and 100,000 shares of the Company's common stock, respectively, at an exercise price of US$1.1 per share, the latest closing price of the Company's common stock as of the date of grant. Half of the options vest on March 26, 2004 and the remaining half vests on March 26, 2005.

For the three months ended June 30, 2003, the effect on consolidated EPS of options issued by MSIL and options issued by the Company was not included in the computation of diluted EPS because doing so would have been anti-dilutive.

                                                                      For the Three Months
                                                                         Ended June 30
                                                                             2003
                                                                            HK$'000
Net income                                                                           3,753
Allocation of undistributed earnings to participating securities                       (83)
(Series A preferred stock)
                                                                      --------------------
Undistributed earnings to common stock, adjusted                                     3,670
                                                                      ====================

                                                                         No. of shares

Weighted average-shares outstanding                                              4,405,960
Effect of dilutive securities stock options granted by the Company                 443,382
                                                                      --------------------
Adjusted weighted average-shares outstanding                                     4,849,342
                                                                      ====================

                                                                              HK$

Net earnings per share
 Basic                                                                                0.83
                                                                      ====================
 Diluted                                                                              0.76
                                                                      ====================

5. DISCLOSURE OF GEOGRAPHIC INFORMATION

All of the Company's sales of pearls are coordinated through its Hong Kong subsidiaries. The following is an analysis by destination:

                                                                        Three Months ended
                                                                              June 30
                                                                         2004       2003
                                                                        HK$'000    HK$'000
Net Sales:

Hong Kong *                                                              15,132     10,221

Export:

North America                                                            30,354     22,331
Europe (excluding Germany)                                               10,053      7,429
Germany                                                                  11,014     12,451
Japan                                                                    18,682      8,667
Other Asian countries                                                    10,192      4,284
Others                                                                    3,651      1,505
                                                                        -------    -------
                                                                         99,078     66,888
                                                                        =======    =======

* A majority of sales (by dollar amount) in Hong Kong are for re-export to North America and Europe.

The Company operates primarily in one geographic area: Hong Kong and other regions of The People's Republic of China (the "PRC"). The locations of the Company's identifiable assets are as follows:

                                                                      June 30, 2004    March 31, 2004
                                                                         HK$'000          HK$'000
Hong Kong                                                                   451,579           427,092
PRC                                                                          73,298            89,782
                                                                      -------------    --------------
                                                                            524,877           516,874
                                                                      =============    ==============

6. DISCLOSURE OF MAJOR CUSTOMERS

During the three months ended June 30, 2004, one customer accounted for 12.0% of total sales. During the three months ended June 30, 2003, one customer accounted for 11.1% of total sales. Generally, a substantial percentage of the Company's sales has been made to a small number of customers and is typically on an open account basis.

7. SEGMENT INFORMATION

Reportable segment profit or loss, and segment assets are disclosed as follows:

              Reportable Segment Profit or Loss, and Segment Assets

                                                       For the three months ended, June 30
                                                      2004                          2003
                                                     HK$'000                      HK$'000
Revenues from external customers:
   Pearls                                             99,078                       66,888
   Real estate investment                              1,578                        1,388
                                                     -------                     --------
                                                     100,656                       68,276
                                                     =======                     ========

Operating income (loss):
   Pearls                                             10,223                          235
   Real estate investment                                 75                       (2,190)
                                                     -------                     --------
                                                      10,298                       (1,955)
                                                     =======                     ========

Interest expense:
   Pearls                                                 13                            -
   Real estate investment                                  7                           86
   Corporate assets                                       18                           47
                                                     -------                     --------
                                                          38                          133
                                                     =======                     ========
Depreciation and amortization:
   Pearls                                              1,513                        1,767
   Real estate investment                                535                          416
   Corporate assets                                      229                          229
                                                     -------                     --------
                                                       2,277                        2,412
                                                     =======                     ========

Capital expenditure for segment assets:
   Pearls                                              3,026                        3,316
   Real estate investment                                  -                        1,147
   Corporate assets                                        -                            -
                                                     -------                     --------
                                                       3,026                        4,463
                                                     =======                     ========

                                                     As of June 30, 2004    As of March 31, 2004
                                                           HK$'000                 HK$'000
Segment assets:
   Pearls                                                        389,256                 372,671
   Real estate investment                                         88,134                  95,833
   Corporate assets                                               47,487                  48,370
                                                     -------------------    --------------------
                                                                 524,877                 516,874
                                                     ===================    ====================

8. COMMON STOCK

On August 4, 2004, MSIL approved an ordinary share dividend of one share of ordinary share for every ten ordinary shares owned by each of its record shareholders.

9. SUBSEQUENT EVENT

On March 12, 2004, the Company entered into a Sale and Purchase Agreement to sell an investment property located at 8th Floor, Harcourt House, No.39 Gloucester Road, Wanchai, Hong Kong to an independent third party for a consideration of HK$71.6 million. The transaction is expected to be completed on September 15, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are, by their nature, subject to risks and uncertainties. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Form 10-Q are forward looking. Words such as "anticipates," "believes," "expects," "future" and "intends" and similar expressions may identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to: the Company's future performance, the Company's expansion efforts, the state of economic conditions and the Company's markets, the completion of the sale of investment property; the resolution of certain legal proceedings; currency and exchange rate fluctuations; and the Company's ability to meet its liquidity requirements. These forward-looking statements are based on assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors the Company believes to be appropriate in particular circumstances. However, whether actual results and developments will meet the Company's expectations and predictions depends on a number of known and unknown risks and uncertainties and other factors, any or all of which could cause actual results, performance or achievements to differ materially from the Company's expectations, whether expressed or implied by such forward-looking statements (which may relate to, among other things, the Company's sales, costs and expenses, income, inventory performance, and receivables). Primarily engaged in the processing and trading of pearls and pearl jewelry products, and in real estate investment, the Company's ability to achieve its objectives and expectations are derived at least in part from assumptions regarding economic conditions, consumer tastes, and developments in its competitive environment. The following assumptions, among others, could materially affect the likelihood that the Company will achieve its objectives and expectations communicated through these forward-looking statements: (i) that low or negative growth in the economies or the financial markets of its customers, particularly in the United States and in Europe, will not occur and reduce discretionary spending on goods that might be perceived as "luxuries"; (ii) that the Hong Kong dollar will remain pegged to the US dollar at US$1 to HK$7.8; (iii) that customer's choice of pearls vis-a-vis other precious stones and metals will not change adversely;
(iv) that
the Company will continue to obtain a stable supply of pearls in the quantities, of the quality and on terms required by the Company; (v) that there will not be a substantial adverse change in the exchange relationship between the renminbi ("RMB") and the Hong Kong or US dollar; (vi) that there will not be substantial increase in tax burden of subsidiaries of the Company operating in the PRC;
(vii) that there will not be substantial change in climate and environmental conditions at the source regions of pearls that could have material effect on the supply and pricing of pearls; and (viii) that there will not be substantial adverse change in the real estate market conditions in the PRC and in Hong Kong. The following discussion of results of operation, and liquidity and capital resources should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Form 10-Q and with the Company's annual report on Form 10-K for the year ended March 31, 2004. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The following discussion of results of operation, and liquidity and capital resources should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Form 10-Q and with the Company's annual report on Form 10-K for the year ended March 31, 2004, which contains a further description of risks and uncertainties related to forward-looking statements made by the Company, as well as other aspects of its business. The Company will not publicly release any revisions to these forward-looking statements after the date hereof. Readers are urged, however, to review the factors set forth in reports that the Company files from time to time with the Securities and Exchange Commission.

OVERVIEW

In the first quarter of fiscal 2005, the Company continued to benefit from global economic improvements. The Company recorded an increase of 48.1% in turnover as compared to the same period in fiscal 2004. The increase in turnover is mainly attributable to the recovery in the Company's sales performance, which was adversely affected by the negative economic effects of SARS (Severe Acute Respiratory Syndrome) and the Iraq war on the Company's business in the same period last year.

The global demand for South Sea pearls (including white and gold South Sea pearls and Tahitian black pearls) continues to grow. Due to steady consumer spending and the Company's aggressive marketing efforts, turnover in South Sea pearls increased in this quarter and constituted 53.4% of the Company's total turnover, out of which Tahitian black pearls contributed the majority of the increase. In order to maintain its competitive advantage, the Company continues to focus on maintaining its relationships with its purchasing network, so that it can maintain the quality of its goods and keep its prices competitive.

The Company continues its efforts to increase sales, particularly with respect to sales of its jewelry products. It has its own design team for jewelry products and by offering its customers a unique and wide range of choices, believes it can capture more customers and greater market share. The Company continually promotes and markets its jewelry products through attendance at international trade shows and exhibitions, marketing campaigns and advertisements. The Company believes that by continuing these efforts it can pursue further expansion in its sales of jewelry products. In addition, the Company closely monitors its PRC pearl and jewelry production facilities to ensure that they are running efficiently and effectively.

FUTURE TRENDS

The Company received encouraging feedback from the trade shows it attended in Hong Kong and overseas, which may indicate that the market downturn is nearing its end. The Company plans to closely monitor the market environment and respond quickly to changes in customers' tastes and preferences. The Company believes that offering the right product and services mix will be the key factor to its success. Further, by enhancing the efficiency and effectiveness of its operations through cost control measures as well as through aggressive marketing and pricing strategies, the Company expects it can further expand its marketing and distribution network. The Company anticipates that it will continue to perform well in the coming quarters ahead.

RESULTS OF OPERATIONS

Sales and Gross Profit

Net sales for the three months ended June 30, 2004 increased by HK$32.2 million, or 48.1% to HK$99.1 million, compared to net sales of HK$66.9 million during the same period in 2003. The overall increase in sales in this quarter was mainly attributable to the improvement in the global economy and consumer confidence as compared with the negative impact of the war in Iraq and Severe Acute Respiratory Syndrome ("SARS") on consumer spending for the same period last year. The increase in sales in this quarter is mainly from increases in sales of South Sea pearls and finished products.

Gross profit for the three months ended June 30, 2004 increased by HK$10.5 million, or 61.3%, to HK$27.5 million from HK$17.0 million during the same period in 2003. As a percentage of net sales, gross profit margin increased 2.2% to 27.7% for the three months ended 30 June 2004 from 25.5% during the same period in 2003. The increase in gross profit margin was mainly attributable to the increase in pearl sales, which have a higher gross profit margin than jewelry products.

Rental Income

Gross rental income for the three months ended June 30, 2004 was approximately HK$1.6 million representing an increase of approximately HK$190K, or 13.7%, as compared to HK$1.4 million during the same period in 2003. The increase in gross rental income was mainly attributable to the rental contribution from one of the Company's investment properties at 8th Floor, Harcourt House, No.39 Gloucester Road, Wanchai, Hong Kong, but offset by a decrease in gross rental income due to the Company taking back 19th Floor, Railway Plaza, No.39 Chatham Road South, Tsimshatsui, Kowloon, HK for its own use in the first quarter of fiscal 2004.

Selling, General and Administrative Expenses ("SG & A expenses")

SG&A expenses were HK$18.8 million, consisting of HK$17.3 million attributable to pearl operations and HK$1.5 million attributable to real estate operations. SG&A expenses for the three months ended June 30, 2004, decreased approximately HK$1.6 million, or 7.9%, from HK$20.4 million during the same period in 2003, consisting of HK$16.8 million attributable to pearl operations and HK$3.6 million attributable to real estate. The higher SG&A expenses attributable to the pearl operation are mainly due to higher exhibition expenses and a provision for doubtful accounts, offset by lower rental expenses. The decrease in SG&A expenses attributable to the real estate side was mainly due to the loss arising from the demolition of one of the Company's buildings for reconstruction in its Industrial City in Shenzhen, which was written off in the first quarter of fiscal 2003.

As a percentage of net sales, SG&A expenses attributable to pearl operations decreased 7.7% to 17.4% for the three months ended June 30, 2004 from 25.1% during the same period in 2003.

Interest Expense

Interest expense decreased by HK$95K, or 71.4%, to HK$38K for the three months ended June 30, 2004 from HK$133K during the same period in 2003 as a result of the Company's reduction in bank debt during the year.

Interest Income

Interest income decreased by HK$35K, or 37.2%, to HK$59K for the three months ended June 30, 2004 from HK$94K during the same period in 2003. The decrease was due principally to lower interest rates and lower account balances during the three months ended June 30, 2004.

Income Tax Expense

Income tax expense for the three months ended June 30, 2004 was HK$2.5 million, compared to the HK$1.3 million during the same period in 2003. The increase was due to increased taxable income generated during the three months ended June 30, 2004.

Net Income (Loss)

Net income for the three months ended June 30, 2004 was HK$3.8 million, compared to a net loss of HK$1.9 million during the same period in 2003. The increase was mainly attributable to the increase in sales, gross profit and rental income during the first quarter of 2004.

The Company is contractually obligated to make the following material payments as of June 30, 2004:

                                             Less than 1
                                   Total         year       1-3 years     3-5     More than
Contractual Obligations           HK$'000      HK$'000       HK$'000     years     5 years
Long Term Debt Obligations         10,197          5,575        4,622        -            -
Capital Commitment Obligations      5,217          5,217            -        -            -
Operating lease obligations         3,477          1,754        1,723        -            -
                                  -------    -----------    ---------    -----    ---------
Total contractual obligations      18,891         12,546        6,345        -            -
                                  =======    ===========    =========    =====    =========

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity needs are funded by sales of inventory. At June 30, 2004, the

Company had working capital of HK$269.4 million, which included a cash balance of HK$120.2 million. The current ratio was 6.4 to 1 as of June 30, 2004. Net cash provided by operating activities was approximately HK$19.5 million for the three months ended June 30, 2004. Net cash used in investing activities for the three months ended June 30, 2004 was HK$2.8 million and net cash used in financing activities was HK$1.4 million.

Inventories were HK$106.4 million at June 30, 2004. The inventory turnover period was 4.5 months at June 30, 2004.

Accounts receivable were HK$71.2 million at June 30, 2004. Debtors' turnover period was 65.6 days at June 30, 2004.

Long-term debt (including the current portion of long-term debt) was HK$10.2 million at June 30, 2004. The gearing ratio was 0.04 at June 30, 2004, calculated based on debt of HK$10.2 million and stockholder equity of HK$240.5 million.

The Company had available working capital facilities of HK$72.0 million with various banks at June 30, 2004. Such banking facilities include letter of credit arrangements, import loans, overdraft and other facilities commonly used in the jewelry business. All such banking facilities bear interest at floating rates generally offered by banks in Hong Kong and in the PRC, and are subject to periodic review. At June 30, 2004, the Company had a zero balance on each of these credit facilities.

The Company believes that its existing cash, cash equivalents, banking facilities and funds to be generated from internal operations will be sufficient to meet its anticipated future liquidity requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2004, the Company had no derivative contracts, such as forward contracts and options to hedge against foreign exchange fluctuations.

During the three months ended June 30, 2004, the Company made approximately 37.8% of its purchases in US dollars and 42.8% in Hong Kong dollars and RMB combined.

The Company denominates its sales in either US Dollars or Hong Kong Dollars. Since the

Hong Kong Dollar remained "pegged" to the US Dollar at a consistent rate, the Company feels that the exposure of its sales proceeds to foreign exchange fluctuations is minimal. On the other hand, the RMB is not a fully convertible currency and the PRC government determines its exchange rate against other currencies. The Company does not believe that the PRC intends to devalue or revalue the RMB; however, there is no assurance that the PRC will not decide to allow the currency to fluctuate in the future. We believe that the imminent risk of a substantial fluctuation of the RMB exchange rate remains low. At March 31, 2004, the Company has no short-term RMB bank borrowings.

Because most of the Company's purchases are made in currencies that the Company believes have low risk of appreciation or devaluation and sales are made in US dollars, the Company's management determined that the Company's currency risk in the foreseeable future should not be material, and that no derivative contracts, such as forward contracts and options to hedge against foreign exchange fluctuations, were necessary during this quarter.

At June 30, 2004, the Company had Hong Kong dollar bank borrowings of HK$10.2 million, the weighted average interest rate of which was 1.5% per annum. The Company's interest expense is sensitive to fluctuations in the general level of Hong Kong interest rates determined on the basis of Hong Kong Inter-bank Offer Rate ("HIBOR"). Because the Hong Kong dollar is pegged to the US dollar, which correlates Hong Kong interest rates to US interest rates, any change in US interest rates will likely affect Hong Kong interest rates. Since the US economy has slowed down and US interest rates have remained low, the three-month HIBOR has decreased by 6.03% from 6.5% at June 30, 2000 to 0.47% at June 30, 2004. Therefore, the Company does not foresee material risks of an increase in Hong Kong interest rates in the foreseeable future and did not enter into derivative contracts or other arrangements to hedge against such risk. Due to the recovery of the economy in the US and the PRC, there is an expectation in the market that interest rates will increase in the coming calendar year; however, the Company does not anticipate any material financial effect related to its upcoming long-term and short-term financing requirements.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of its published financial statements and other disclosures included in its reports under the Securities and Exchange Act of 1934. In accordance with Rule 14a-15(b) of the Securities and Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004 to ensure that material information relating to the Company was made known to them by others within the Company, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. No significant change was made in the Company's internal control over financial reporting during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II OTHER INFORMATION

ITEM I LEGAL PROCEEDINGS

On December 2, 3003, Arcadia Jewellery Limited ("Arcadia"), a subsidiary of the Company, filed a lawsuit in Hong Kong against its former general manager and certain other parties for breach of certain agreements. On December 22, 2003, this former general manager filed a lawsuit in Hong Kong against Arcadia. Arcadia intends to pursue its claim and defend against the former general manager's claims vigorously. Although it is not possible to predict with certainty at the moment the outcome of these unresolved legal actions or the range of possible loss or recovery, the Company does not believe that the resolution of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 5 OTHER INFORMATION

On August 4, 2004, MSIL approved the issuance to its shareholders of one ordinary share for every ten ordinary shares of MSIL held.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

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

(B)   Reports on Form 8-K

      (1)   None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MAN SANG HOLDINGS, INC.

Date: August 13, 2004

                                          By:  /s/ CHENG Chung Hing, Ricky
                                               ---------------------------------
                                          CHENG Chung Hing, Ricky
                                          Chairman of the Board, President,
                                          Chief Executive Officer