Form 10-Q
period 2004-09-30
MAN SANG HOLDINGS INC
filed 2004-11-12
CIK 807630

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

      AS OF NOVEMBER 12, 2004, 4,405,960 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                             MAN SANG HOLDINGS, INC.
                                TABLE OF CONTENTS

                                                                       Page
                                                                       ----
PART I - FINANCIAL INFORMATION

ITEM  1. Financial Statements
         Condensed Consolidated Balance Sheets as at
         September 30, 2004 and March 31, 2004                          F-1

         Condensed Consolidated Statements of Operations and
         Comprehensive Income for the Three and Six Months Ended
         September 30, 2004 and 2003                                    F-3

         Condensed Consolidated Statements of Cash Flows for
         the Six Months Ended September 30, 2004 and 2003               F-4

         Notes to Condensed Consolidated Financial Statements           F-5

ITEM  2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    1

ITEM  3. Quantitative and Qualitative Disclosures about
         Market Risk                                                      8

ITEM  4. Controls and Procedures                                          9

PART II - OTHER INFORMATION

ITEM  4  Submission of Matters to a Vote of Security Holders             11

ITEM  6  Exhibits                                                        12

SIGNATURES                                                               13

                         PART 1 - FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (Amounts expressed in thousands except share data)

                                                                  SEPTEMBER 30, 2004   MARCH 31, 2004
                                                                  ------------------   --------------
                                                                   US$         HK$         HK$
                                                                     (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                      26,578     207,311     104,907
   Marketable securities                                           1,012       7,892       7,776
   Accounts receivable, net of allowance for doubtful              8,159      63,642      62,993
       accounts of HK$22,308 as of September 30, 2004 and
       HK$14,728 as of March 31, 2004
   Inventories:
       Raw materials                                               2,534      19,765      14,676
       Work in progress                                              857       6,687      19,659
       Finished goods                                              8,901      69,425      80,962
                                                                  ------     -------     -------
                                                                  12,292      95,877     115,297

   Prepaid expenses                                                  401       3,125       3,169
   Deposits and other receivables, net of allowance for
       doubtful accounts of HK$2,769 as of September 30, 2004
       and March 31, 2004                                            551       4,295       7,840
   Other current assets                                              506       3,946       8,937
   Income tax receivable                                              70         549         461
                                                                  ------     -------     -------
          Total current assets                                    49,569     386,637     311,380

Deferred tax assets                                                    -           -         174

Property, plant and equipment                                     20,896     162,986     157,528
   Accumulated depreciation                                       (5,656)    (44,109)    (41,737)
                                                                  ------     -------     -------
                                                                  15,240     118,877     115,791

Real estate investment                                             7,870      61,386      99,608
   Accumulated depreciation                                       (1,425)    (11,113)    (10,935)
                                                                  ------     -------     -------
                                                                   6,445      50,273      88,673

Long-term investments                                                  -           -         856

                                                                  ------     -------     -------
          Total assets                                            71,254     555,787     516,874
                                                                  ======     =======     =======

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
               (Amounts expressed in thousands except share data)

                                                                SEPTEMBER 30, 2004   MARCH 31, 2004
                                                                ------------------   --------------
                                                                 US$         HK$         HK$
                                                                   (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debts:
         Secured bank loans                                        715       5,575       5,575

     Accounts payable                                            1,237       9,649      13,234
     Accrued payroll and employee benefits                       1,336      10,420       8,523
     Other accrued liabilities                                   1,284      10,016       9,979
     Deposit on sale of real estate investment                       -           -       7,160
     Income taxes payable                                        1,227       9,573       4,264
                                                                ------     -------     -------
              Total current liabilities                          5,799      45,233      48,735

Long-term debts:
         Secured bank loans                                        414       3,229       6,016

Deferred tax liabilities                                            43         338         821

Minority interests                                              31,915     248,937     224,437

Stockholders' equity:
Series A preferred stock, par value US$0.001                         -           1           1
      - authorized, issued and outstanding: 100,000 shares;
         (entitled in liquidation to US$2,500 (HK$19,500))
Series B convertible preferred stock, par value US$0.001             -           -           -
      - authorized: 100,000 shares; no shares outstanding
Common stock, par value US$0.001                                     5          34          34
      - authorized: 25,000,000 shares;
         issued and outstanding: 4,405,960 shares as of
         September 30, 2004 and March 31, 2004
Additional paid-in capital                                       7,835      61,117      61,051
Retained earnings                                               24,855     193,869     172,836
Accumulated other comprehensive income                             388       3,029       2,943
                                                                ------     -------     -------
              Total stockholders' equity                        33,083     258,050     236,865
                                                                ------     -------     -------
              Total liabilities and stockholders' equity        71,254     555,787     516,874
                                                                ======     =======     =======

      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
                               INCOME (UNAUDITED)
                 FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30
               (Amounts expressed in thousands except share data)

                                                        THREE MONTHS ENDED SEPTEMBER 30,           SIX MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------           ------------------------------
                                                               2004                2003                 2004                 2003
                                                               ----                ----                 ----                 ----
                                                        US$           HK$           HK$            US$          HK$           HK$
Net sales                                              13,844       107,983       101,508        26,546       207,061       168,396
Cost of goods sold                                     (9,756)      (76,098)      (73,433)      (18,935)     (147,691)     (123,279)
                                                    ---------     ---------     ---------     ---------     ---------     ---------
Gross profit                                            4,088        31,885        28,075         7,611        59,370        45,117

Rental income, gross                                      167         1,301         1,487           369         2,879         2,875
                                                    ---------     ---------     ---------     ---------     ---------     ---------
                                                        4,255        33,186        29,562         7,980        62,249        47,992
Selling, general and administrative expenses
   - Pearls                                            (3,210)      (25,037)      (17,625)       (5,424)      (42,299)      (34,432)
   - Real estate investment                              (492)       (3,836)       (3,270)         (684)       (5,339)       (6,848)
                                                    ---------     ---------     ---------     ---------     ---------     ---------
Operating income                                          553         4,313         8,667         1,872        14,611         6,712
Non-operating items
   - Interest expense                                      (5)          (40)         (141)          (10)          (78)         (274)
   - Interest income                                       14           110            65            22           169           159
   - Gain on sales of a real estate investment          4,391        34,248             -         4,391        34,248             -
   - Other income                                          24           188           397           107           835         1,058
                                                    ---------     ---------     ---------     ---------     ---------     ---------
Income before income taxes and minority
interests                                               4,977        38,819         8,988         6,382        49,785         7,655

Income taxes                                             (240)       (1,873)       (2,058)         (556)       (4,340)       (3,333)
                                                    ---------     ---------     ---------     ---------     ---------     ---------

Income before minority interests                        4,737        36,946         6,930         5,826        45,445         4,322

Minority interests                                     (2,521)      (19,666)       (3,981)       (3,130)      (24,412)       (3,268)

                                                    ---------     ---------     ---------     ---------     ---------     ---------
Net income                                              2,216        17,280         2,949         2,696        21,033         1,054

Other comprehensive income, net of taxes and
minority interests
   - Foreign currency translation
   adjustments                                             (1)           (6)          (29)            3            29           (34)
   - Unrealized holding gain on
   marketable securities                                   34           265           760             7            57         1,151
                                                    ---------     ---------     ---------     ---------     ---------     ---------
Other comprehensive income, net of taxes and
minority interests                                         33           259           731            10            86         1,117
                                                    ---------     ---------     ---------     ---------     ---------     ---------

Comprehensive income                                    2,249        17,539         3,680         2,706        21,119         2,171
                                                    =========     =========     =========     =========     =========     =========

Basic earnings per common share                          0.49          3.83          0.65          0.60          4.67          0.23
                                                    =========     =========     =========     =========     =========     =========

Diluted earnings per common share                        0.45          3.49          0.61          0.54          4.24          0.22
                                                    =========     =========     =========     =========     =========     =========

Weighted average number of shares
   of common stock
   - for basic earnings per share                   4,405,960     4,405,960     4,405,960     4,405,960     4,405,960     4,500,058
                                                    =========     =========     =========     =========     =========     =========
   - for diluted earnings per share                 4,846,295     4,846,295     4,717,098     4,846,922     4,846,922     4,787,439
                                                    =========     =========     =========     =========     =========     =========

      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      FOR THE SIX MONTHS ENDED SEPTEMBER 30
                        (Amounts expressed in thousands)

                                                                   SIX MONTHS ENDED SEPTEMBER 30,
                                                                  -------------------------------
                                                                         2004                2003
                                                                  --------------------      -------
                                                                    US$          HK$          HK$
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                         2,697        21,033        1,054
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Provision for doubtful debts                                      972         7,580           73
   Inventory write down                                            1,821        14,200        3,549
   Impairment loss on property, plant and equipment                    -             -          389
   Impairment loss on real estate investment                           -             -        1,762
   Impairment loss on long term investment                           110           856            -
   Compensation expense                                                8            66          208
   Depreciation and amortization                                     559         4,361        4,792
   Gain on disposal of real estate investment                     (4,391)      (34,248)           -
   (Gain) Loss on disposal of property, plant and equipment           (3)          (20)       2,637
   Realized gain on sales of marketable securities                     -             -         (137)
   Minority interests                                              3,130        24,412        3,268
   Changes in operating assets and liabilities:
     Accounts receivable                                          (1,050)       (8,189)       1,714
     Inventories                                                     671         5,230          151
     Prepaid expenses                                                  6            44        2,323
     Deposits and other receivables                                  454         3,545       (1,076)
     Other current assets                                            640         4,991        2,159
     Income taxes receivable                                         (11)          (88)           -
     Deferred tax assets                                              22           174         (287)
     Accounts payable                                               (460)       (3,585)       1,483
     Accrued payroll and employee benefits                           243         1,897        1,331
     Other accrued liabilities                                         4            32          369
     Deferred tax liabilities                                        (62)         (483)         334
     Income taxes payable                                            681         5,309        2,484
                                                                  ------       -------      -------
Net cash provided by operating activities                          6,041        47,117       28,580
                                                                  ------       -------      -------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                        (844)       (6,586)     (45,705)
   Proceeds from disposal of marketable securities                     -             -        1,803
   Proceeds from disposal of property, plant and equipment            26           204           64
   Proceeds from disposal of real estate investment                8,263        64,450            -
                                                                  ------       -------      -------
Net cash provided by (used in)investing activities                 7,445        58,068      (43,838)
                                                                  ------       -------      -------

CASH FLOW FROM FINANCING ACTIVITIES:
   Increase in short-term borrowings                                   -             -       18,848
   Repayment of short-term borrowings                                  -             -      (18,845)
   Repayment of long-term debts                                     (357)       (2,787)      (7,631)
   Repurchase of common stock                                          -             -       (4,797)
                                                                  ------       -------      -------
Net cash used in financing activities                               (357)       (2,787)     (12,425)
                                                                  ------       -------      -------

Net increase (decrease) in cash and cash equivalents              13,129       102,398      (27,683)
Cash and cash equivalents at beginning of period                  13,450       104,907       83,766
Exchange adjustments                                                   -             6           (1)
                                                                  ------       -------      -------
Cash and cash equivalents at end of period                        26,579       207,311       56,082
                                                                  ======       =======      =======

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Interest and financing charges                                    10            76          280
                                                                  ------       -------      -------
    Net income taxes paid                                             21           163          743
                                                                  ------       -------      -------

      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of Hong Kong dollar amounts into United States dollars are for convenience only and have been made at the rate of HK$7.8 to US$1, the approximate free rate of exchange as of September 30, 2004. Such translations should not be construed as representations that Hong Kong dollar amounts could be converted into United States dollars at that rate or any other rate.

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

In November 2003 meeting, the EITF reached a consensus on disclosure guidance previously discussed under EITF Issue No. 03-1, "The Meaning of
Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus provided for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003. We will adopt the disclosure requirements during the fiscal year ended March 31, 2005.

In March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-1. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the EITF delayed the effective date to apply the measurement and recognition provisions relating to debt and equity securities until the FASB issues additional guidance. We believe that this consensus on the recognition and measurement guidance will not have a material impact on our financial position, results of operations, or cash flows.

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

                                                                                                     For the Six
                                                                         For the Quarter            Months Ended
                                                                        Ended September 30,         September 30,
                                                                              2003                      2003
                                                                             HK$'000                   HK$'000
Net income                                                                      2,949                     1,054
Allocation of undistributed earnings to participating
securities (Series A preferred stock)                                             (65)                      (23)
                                                                            ---------                 ---------
Undistributed earnings to common stock, adjusted                                2,884                     1,031
                                                                            =========                 =========

                                                                          No. of shares              No. of shares
Weighted average-shares outstanding                                         4,405,960                 4,500,058
Effect of dilutive securities stock options granted
by the Company                                                                311,138                   287,381
                                                                            ---------                 ---------
Adjusted weighted average-shares outstanding                                4,717,098                 4,787,439
                                                                            =========                 =========

                                                                               HK$                       HK$
Net earnings per share
 Basic                                                                           0.65                      0.23
                                                                            =========                 =========
 Diluted                                                                         0.61                      0.22
                                                                            =========                 =========

On June 7, 2002, the Company issued an aggregate of 410,000 shares of common stock to two business consultants pursuant to their respective business consulting agreements. On April 30, 2003, the Company repurchased the stock issued to these consultants at a price of US $1.5 per share. These shares were cancelled on May 12, 2003.

On March 26, 2003, pursuant to the Company's 1996 Stock Option Plan, the Compensation Committee granted to Cheng Chung Hing, Ricky, the Company's President, Chairman, Chief Executive Officer and then Chief Financial Officer, and Cheng Tai Po, the Company's Vice Chairman, non-qualified options to purchase 150,000 and 100,000 shares of the Company's common stock, respectively, at an exercise price of US$1.1 per share, the latest closing price of the Company's common stock as of the date of grant. Half of the options vested on March 26, 2004 and the remaining half vests on March 26, 2005.

                                                                                                     For the Six
                                                                          For the Quarter           Months Ended
                                                                        Ended September 30,         September 30,
                                                                              2004                      2004
                                                                             HK$'000                    HK$'000
Net income                                                                     17,280                    21,033
Allocation of undistributed earnings to participating
securities (Series A preferred stock)                                            (384)                     (467)
                                                                            ---------                 ---------
Undistributed earnings to common stock, adjusted                               16,896                    20,566
                                                                            =========                 =========

                                                                          No. of shares             No. of shares
Weighted average-shares outstanding                                         4,405,960                 4,405,960
Effect of dilutive securities stock options granted by the
Company                                                                       440,335                   440,962
                                                                            ---------                 ---------
Adjusted weighted average-shares outstanding                                4,846,295                 4,846,922
                                                                            =========                 =========

                                                                               HK$                       HK$
Net earnings per share
 Basic                                                                           3.83                      4.67
                                                                            =========                 =========
 Diluted                                                                         3.49                      4.24
                                                                            =========                 =========

5.    DISCLOSURE OF GEOGRAPHIC INFORMATION

All of the Company's sales of pearls are coordinated through its Hong Kong subsidiaries. The following is an analysis by destination:

                                                      For the Quarter Ended    For the Six Months Ended
                                                          September 30              September 30
                                                       2004           2003      2004             2003
                                                      HK$'000       HK$'000    HK$'000          HK$'000
                                                      -------       -------    -------          -------
Net Sales:
Hong Kong *                                            10,293        13,942     25,425           24,163
Export:
North America                                          40,594        28,030     70,948           50,361
Europe (excluding Germany)                             13,444        12,611     32,682           29,731
Germany                                                21,668        17,279     23,497           20,040
Japan                                                   5,761         8,513     24,443           17,180
Other Asian countries                                  11,642        14,585     21,834           18,868
Others                                                  4,581         6,548      8,232            8,053
                                                      -------       -------    -------          -------
                                                      107,983       101,508    207,061          168,396
                                                      =======       =======    =======          =======

* A majority of sales (by dollar amount) in Hong Kong are for re-export to North America and Europe.

The Company operates primarily in one geographic area: Hong Kong and other regions of The People's Republic of China (the "PRC"). The locations of the Company's identifiable assets are as follows:

                                                      September 30, 2004            March 31, 2004
                                                            HK$'000                    HK$'000
                                                      ------------------            --------------
Hong Kong                                                        468,730                   427,092
PRC                                                               87,057                    89,782
                                                      ------------------            --------------
                                                                 555,787                   516,874
                                                      ==================            ==============

6.    DISCLOSURE OF MAJOR CUSTOMERS

During the three months ended September 30, 2004, one customer accounted for 10.1% of total sales. During the six months ended September 30, 2004, one customer accounted for 10.9% of total sales. During the three and six months ended September 30, 2003, there was no customer who accounted for 10.0% or more of total sales. Generally, a substantial percentage of the Company's sales has been made to a small number of customers and is typically on an open account basis.

7.    SEGMENT INFORMATION

Reportable segment profit or loss, and segment assets are disclosed as follows:

              Reportable Segment Profit or Loss, and Segment Assets

                                                      For the quarter ended,    For the six months ended,
                                                          September 30                September 30
                                                       2004          2003        2004              2003
                                                      HK$'000       HK$'000     HK$'000           HK$'000
                                                      -------       -------     -------           -------
Revenues from external customers:
   Pearls                                             107,983       101,508     207,061           168,396
   Real estate investment                               1,301         1,487       2,879             2,875
                                                      -------       -------     -------           -------
                                                      109,284       102,995     209,940           171,271
                                                      =======       =======     =======           =======
Operating income (loss):
   Pearls                                               6,848        10,450      17,071            10,685
   Real estate investment                              (2,535)       (1,783)     (2,460)           (3,973)
                                                      -------       -------     -------           -------
                                                        4,313         8,667      14,611             6,712
                                                      =======       =======     =======           =======
Interest expense:
   Pearls                                                  11            82          24                82
   Real estate investment                                   8            18          15               104
   Corporate assets                                        21            41          39                88
                                                      -------       -------     -------           -------
                                                           40           141          78               274
                                                      =======       =======     =======           =======
Depreciation and amortization:
   Pearls                                               1,379         1,702       2,892             3,469
   Real estate investment                                 475           449       1,010               865
   Corporate assets                                       230           229         459               458
                                                      -------       -------     -------           -------
                                                        2,084         2,380       4,361             4,792
                                                      =======       =======     =======           =======
Capital expenditure for segment assets:
   Pearls                                               3,560           237       6,586             3,553
   Real estate investment                                   -        41,005           -            42,152
   Corporate assets                                         -             -           -                 -
                                                      -------       -------     -------           -------
                                                        3,560        41,242       6,586            45,705
                                                      =======       =======     =======           =======

                                                        As of
                                                      September     As of March
                                                      30 , 2004       31,2004
                                                       HK$'000        HK$'000
                                                      ---------     -----------
Segment assets:
   Pearls                                               457,864         372,671
   Real estate investment                                50,273          95,833
   Corporate assets                                      47,650          48,370
                                                        -------         -------
                                                        555,787         516,874
                                                        =======         =======

8.    COMMON STOCK

On August 4, 2004, MSIL approved an ordinary share dividend of one share of ordinary share for every ten ordinary shares owned by each of its record shareholders.

9.    DISPOSAL OF REAL ESTATE

On March 12, 2004, the Company entered into a Sale and Purchase Agreement to sell real estate located at 8th Floor, Harcourt House, No.39 Gloucester Road, Wanchai, Hong Kong to an independent third party for a consideration of HK$71.6 million. The transaction was completed on September 15, 2004. No Hong Kong Profits Tax is provided as the gain is capital in nature.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are, by their nature, subject to risks and uncertainties. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Form 10-Q are forward looking. Words such as "anticipates," "believes," "expects," "future" and "intends" and similar expressions may identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to: our future performance, our expansion efforts, demand for our products; the state of economic conditions and our markets; currency and exchange rate fluctuations; and our ability to meet its liquidity requirements. These forward-looking statements are based on assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe to be appropriate in particular circumstances. However, whether actual results and developments will meet our expectations and predictions depends on a number of known and unknown risks and uncertainties and other factors, any or all of which could cause actual results, performance or achievements to differ materially from our expectations, whether expressed or implied by such forward-looking statements (which may relate to, among other things, the Company's sales, costs and expenses, income, inventory performance, and receivables). Primarily engaged in the processing and trading of pearls and pearl jewelry products, and in real estate investment, our ability to achieve our objectives and expectations are derived at least in part from assumptions regarding economic conditions, consumer tastes, and developments in our competitive environment. The following assumptions, among others, could materially affect the likelihood that we will achieve our objectives and expectations communicated through these forward-looking statements: (i) that low or negative growth in the economies or the financial markets of its customers, particularly in the United States and in Europe, will not occur and reduce discretionary spending on goods that might be perceived as "luxuries"; (ii) that the Hong Kong dollar will remain pegged to the US dollar at US$1 to HK$7.8; (iii) that customer's choice of pearls vis-a-vis other precious stones and metals will not change adversely; (iv) that we will continue to obtain a stable supply of pearls in the quantities, of the quality and on terms we require; (v) that there will not be a substantial adverse change in the exchange relationship between the renminbi ("RMB") and the Hong

Kong or US dollar; (vi) that there will not be substantial increase in tax burden of our subsidiaries operating in the PRC; (vii) that there will not be substantial change in climate and environmental conditions at the source regions of pearls that could have material effect on the supply and pricing of pearls; and (viii) that there will not be substantial adverse change in the real estate market conditions in the PRC and in Hong Kong. The following discussion of results of operation, and liquidity and capital resources should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Form 10-Q and with our annual report on Form 10-K for the year ended March 31, 2004, which contains a further description of risks and uncertainties related to forward-looking statements, as well as other aspects of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We will not publicly release any revisions to these forward-looking statements after the date hereof. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.

OVERVIEW

For the six months ended September 30, 2004, the Company and its subsidiaries (the "Group") recorded net sales of approximately HK$ 207.1 million, representing an increase of 23.0% as compared to the same period in 2003. Net income was approximately HK$21.0 million after including the gain of HK$ 34.2 million on the disposal of one of our real estate investments (See Note 9 to the Condensed Consolidated Financial Statements included herewith). Excluding the effect of the contribution of this disposal gain, the improvement in performance is mainly due to an increase in sales in the first quarter of fiscal 2005 compared to the same period in fiscal 2004, which was adversely affected by the negative economic effects of Severe Acute Respiratory Syndrome ("SARS") and the Iraq war.

On the pearl business side, South Sea pearls including white and gold South Sea pearls and Tahitian Black pearls continue to be our key contributor to our sales performance, representing 47.1% of the Group's total sales for the six months ended September 30, 2004. Buyers have been more active in recent auctions and tradeshows due to better economic conditions worldwide and are more confident about their future sales. Sales of assembled jewelry products continue to grow at a healthy pace.

Overall, international fashion designers predict that the demand for pearl jewelry will continue to grow over the next few years. Pearls and pearl jewelry products have gained a firm foothold in the fashion world and are becoming more popular among young and trendy consumers, with new designs combining all types of pearls and jewelry materials, and various price ranges to suit different customers.

FUTURE TRENDS

We continue to expand our core pearl business and also place emphasis in further enlarging our assembled jewelry products business by offering the products and services that suit our customers' needs as well as using flexible pricing strategies. By attending international tradeshows and exhibitions and adopting aggressive marketing strategies, we believe that we can further enlarge our market share and customer base. We also closely monitor changes in market demand, environment and conditions so that we can react in line with such changes. At the same time, we will continue to maintain effective cost control measures to bring the best results to our operations. Looking forward, with the worldwide economic condition continually improving, we anticipate that the performance in the coming quarters will continue to look promising and positive.

RESULTS OF OPERATIONS

For the Six-Month Period Ended September 30, 2004 compared to Six-Month Period Ended September 30, 2003.

Sales and Gross Profit

Net sales for the six months ended September 30, 2004 increased by HK$38.7 million, or 23.0% to HK$207.1 million, compared to net sales of HK$168.4 million for the six months ended September 30, 2003. We believe that the overall increase in sales was mainly attributable to the improvement in the global economy and consumer confidence as compared with the negative impact of the war in Iraq and SARS on consumer spending during the six months ended September 30, 2003. The increase in sales was mainly from increases in sales of South Sea pearls and finished products.

Gross profit for the six months ended September 30, 2004 increased by HK$14.3 million, or 31.6%, to HK$59.4 million from HK$45.1 million for the six months ended September 30, 2003. As a percentage of net sales, gross profit margin increased 1.9% to 28.7% for the six months ended September 30, 2004 from 26.8% for the six months ended September 30, 2003. The increase in gross profit margin was mainly attributable to the increase in pearl sales, which have a higher gross profit margin than jewelry products.

Rental Income

Gross rental income for the six month periods ended September 30, 2003 and September 30, 2004 were each approximately HK$2.9 million. During the six month period ended September 30, 2004, we experienced an increase in gross rental income from our real estate located at 8th Floor, Harcourt House, No. 39 Gloucester Road, Wanchai, Hong Kong. This increase, however, was offset by a nearly equal decrease in gross rental income during the same period from our real estate located at 19th Floor, Railway Plaza, No.39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong, due to a change from rental activity to our own use of the property.

Selling, General and Administrative Expense ("SG & A expense")

SG&A expense for the six months ended September 30, 2004 was HK$47.6 million, consisting of HK$42.3 million attributable to pearl operations and HK$5.3 million attributable to real estate operations. SG&A expense for the six months ended September 30, 2004, increased approximately HK$6.3 million, or 15.4%, from HK$41.3 million for the six months ended September 30, 2003, which consisted of HK$34.5 million attributable to pearl operations and HK$6.8 million attributable to real estate. The higher SG&A expenses attributable to pearl operations is mainly due to higher exhibition expenses and an increase in our provision for doubtful accounts, but is offset by lower real estate expenses. The decrease in SG&A expenses attributable to real estate was mainly due to the loss arising from the demolition of one of our buildings for reconstruction in Man Sang Industrial City in Shenzhen, which was written off in the first quarter of fiscal 2004.

As a percentage of net sales, SG&A expenses attributable to pearl operations were 20.4% for both the six months ended September 30, 2004 and September 30, 2003.

Interest Expense

As a result of our reduction in outstanding bank loans during the fiscal year 2005, interest expense decreased by HK$196K*, or 71.5%, to HK$78K for the six months ended September 30, 2004 from HK$274K for the six months ended September 30, 2003.

-----------------------
* As used in this report, the letter "K" appearing immediately after a Hong Kong dollar amount denotes rounding to the nearest HK$1,000; as an example, HK$250,499 may be rounded to "HK$250K."

Interest Income

Interest income increased by HK$10K, or 6.3%, to HK$169K for the six months ended September 30, 2004 from HK$159K for the six months ended September 30, 2003. The increase was due principally to higher cash balances during the six months ended September 30, 2004.

Gain on Disposal of Real Estate

During the six months ended September 30, 2004, we sold real estate located at 8th Floor, Harcourt House, No.39 Gloucester Road, Wanchai, Hong Kong to an independent third party for HK$71.6 million, resulting in a disposal gain of HK $34.2 million. The sales transaction was completed on September 15, 2004.

Income Tax Expense

Income tax expense for the six months ended September 30, 2004 was HK$4.3 million, compared to the HK$3.3 million during the six months ended September 30, 2003. The increase was due to increased taxable income generated during the six months ended September 30, 2004.

Net Income

Net income for the six months ended September 30, 2004 was HK$21.0 million, compared to net income of HK$1.1 million for the six months ended September 30, 2003. The increase was mainly attributable to the increase in sales, gross profit and the gain arising on the disposal of real estate in the second quarter of fiscal 2005.

RESULTS OF OPERATIONS

Three-Month Period Ended September 30, 2004 compared to Three-Month Period Ended September 30, 2003.

Sales and Gross Profit

Net sales for the three months ended September 30, 2004 increased by HK$6.5 million, or 6.4% to HK$108.0 million, compared to net sales of HK$101.5 million during the three months ended September 30, 2003. The overall increase in sales was mainly attributable to improvement in the global economy and consumer confidence.

Gross profit for the three months ended September 30, 2004 increased by HK$3.8 million, or 13.6%, to HK$31.9 million from HK$28.1 million in the three months ended September 30, 2003. As a percentage of net sales, gross profit margin increased 1.8% to 29.5% for the three months ended September 30, 2004 from 27.7% for the three months ended September 30, 2003. The increase in gross profit margin was mainly attributable to the increase in pearl sales, which have a higher gross profit margin than jewelry products.

Rental Income

Gross rental income for the three months ended September 30, 2004 was approximately HK$1.3 million representing a decrease of approximately HK$186K, or 12.5%, as compared to HK$1.5 million for the three months ended September 30, 2003. The decrease in gross rental income was mainly attributable to lower rental income on our properties in Man Sang Industrial City in Shenzhen due to a recent vacancy.

Selling, General and Administrative Expense ("SG & A expense")

SG&A expense was HK$28.8 million for the three months ended September 30, 2004, consisting of HK$25.0 million attributable to pearl operations and HK$3.8 million attributable to real estate operations. SG&A expense for the three months ended September 30, 2004, increased approximately HK$7.9 million, or 38.2%, from HK$20.9 million for the three months ended September 30, 2003, which consisted of HK$17.6 million attributable to pearl operations and HK$3.3 million attributable to real estate. The increase in SG&A expense attributable to pearl operations is mainly due to higher exhibition expenses and an increase in our provision for doubtful accounts and the impairment of long-term investments. The increase in SG&A expense attributable to the real estate side was mainly due to the write-off of a receivable related to a recent vacancy in one of our properties in Man Sang Industrial City in Shenzhen.

As a percentage of net sales, SG&A expense attributable to pearl operations increased 5.8 % to 23.2% for the three months ended September 30, 2004 from 17.4% for the three months ended September 30, 2003.

Interest Expense

As a result of our reduction in outstanding bank loans during the fiscal year 2005, interest expense decreased by HK$101K, or 71.6%, to HK$40K for the three months ended September 30, 2004 from HK$141K for the three months ended September 30, 2003 .

Interest Income

Interest income increased by HK$45K, or 69.2%, to HK$110K for the three months ended September 30, 2004 from HK$65K for the three months ended September 30, 2003. The increase was due principally to higher cash balances during the three months ended September 30, 2004.

Gain on Disposal of Real Estate

During the three months ended September 30, 2004, we sold real estate located at 8th Floor, Harcourt House, No.39 Gloucester Road, Wanchai, Hong Kong to an independent third party for HK$71.6 million, resulting in a disposal gain of HK $34.2 million. The sales transaction was completed on September 15, 2004.

Income Tax Expense

Income tax expense for the three months ended September 30, 2004 was HK$1.9 million, compared to HK$2.1 million for the three months ended September 30, 2003. The decrease was due to lower taxable income generated during the three months ended September 30, 2004.

Net Income

Net income for the three months ended September 30, 2004 was HK$17.3 million, compared to net income of HK$2.9 million during the three months ended September 30, 2003. The increase was mainly attributable to an increase in sales, gross profit and the gain arising on the disposal of real estate in the second quarter of fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are funded by collection of accounts receivable and sales of inventory. As of September 30, 2004, we had working capital of HK$341.4 million, which included a cash balance of HK$207.3 million. The current ratio was 8.5 to 1 as of September 30, 2004. Net cash provided by operating activities was approximately HK$47.1 million for the six months ended September 30, 2004. Net cash provided by investing activities for the six months ended September 30, 2004 was HK$58.1 million and net cash used in financing activities was HK$2.8 million.

Inventories were HK$95.9 million as of September 30, 2004. The inventory turnover period was 4.6 months as of September 30, 2004.

Accounts receivable were HK$63.6 million as of September 30, 2004. Debtors' turnover period was 56.1 days as of September 30, 2004.

Long-term debt (including the current portion of long-term debt) was HK$8.8 million as of September 30, 2004. The gearing ratio was 0.03 as of September 30, 2004, calculated based on debt of HK$8.8 million and stockholder equity of HK$258.1 million.

We had available working capital facilities of HK$47.0 million with various banks at September 30, 2004. Such banking facilities include letter of credit arrangements, import loans, overdraft and other facilities commonly used in the jewelry business. All such banking facilities bear interest at floating rates generally offered by banks in Hong Kong and are subject to periodic review. As of September 30, 2004, we had a zero balance on each of these credit facilities.

We believe that our existing cash, cash equivalents, banking facilities and funds to be generated from internal operations will be sufficient to meet its anticipated future liquidity requirements.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2004, we had no derivative contracts, such as forward contracts and options to hedge against foreign exchange fluctuations.

During the six months ended September 30, 2004, we made approximately 39.8% of our purchases in US dollars and 59.6% in Hong Kong dollars and RMB combined.

We denominate our sales in either US Dollars or Hong Kong Dollars. Since the Hong Kong Dollar remained "pegged" to the US Dollar at a consistent rate, we feel that the exposure of our sales proceeds to foreign exchange fluctuations is minimal. On the other hand, the RMB is not a fully convertible currency and the PRC government determines its exchange rate against other currencies. We do not believe that the PRC intends to devalue or revalue the RMB; however, there is no assurance that the PRC will not decide to allow the currency to fluctuate in the future. We believe that the imminent risk of a substantial fluctuation of the RMB exchange rate remains low. As of September 30, 2004, we have no short-term RMB bank loans.

Because most of our purchases are made in currencies that we believe have low risk of appreciation or devaluation and sales are made in US dollars, we have determined that our currency risk in the foreseeable future should not be material, and that no derivative contracts, such as forward contracts and options to hedge against foreign exchange fluctuations, were necessary during this quarter.

As of September 30, 2004, we had Hong Kong dollar bank borrowings of HK$8.8 million, the weighted average interest rate of which was 2.0% per annum. Our interest expense is sensitive to fluctuations in the general level of Hong Kong interest rates determined on the basis of Hong Kong Inter-bank Offer Rate ("HIBOR"). Because the Hong Kong dollar is pegged to the US dollar, which correlates Hong Kong interest rates to US interest rates, any change in US interest rates will likely affect Hong Kong interest rates. Since the US economy has slowed down and US interest rates have remained low, the three-month HIBOR has decreased by 5.4% from 6.5% as of June 30, 2000 to 1.1% as of September 30, 2004. Therefore, we do not foresee material risks of an increase in Hong Kong interest rates in the foreseeable future and did not enter into derivative contracts or other arrangements to hedge against such risk. Due to the recovery of the economy in the US and the PRC, there is an expectation in the market that interest rates will increase in the coming calendar year; however, we do not anticipate any material financial effect related to its upcoming long-term and short-term financing requirements.

ITEM  4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in our reports under the Securities and Exchange Act of 1934. In accordance with Rule 14a-15(b) of the Securities and Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the our disclosure controls and procedures as of September 30, 2004. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004 to ensure that material information relating to the company was made known to them by others within the company, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. No significant change was made in our internal control over financial reporting during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

                            PART II OTHER INFORMATION

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on August 4, 2004 in Tsimshatsui, Kowloon, Hong Kong

1) Election of Directors

All six incumbent directors were re-elected without opposition to serve one-year terms in office. The results of this election were as follows:

   Name of Director                                       For                                Withheld
   ----------------                                       ---                                --------

Cheng Chung Hing, Ricky             3,999,394 (including 3,899,394 votes of common
                                    stockholders and 100,000 votes from preferred
                                    stockholders                                              1,000

Cheng Tai Po;                       3,999,394 (including 3,899,394 votes of common
                                    stockholders and 100,000 votes from preferred             1,000
                                    stockholders

Yan Sau Man, Amy                    3,999,394 (including 3,899,394 votes of common
                                    stockholders and 100,000 votes from preferred             1,000
                                    stockholders

Lai Chau Ming, Matthew              3,999,394 (including 3,899,394 votes of common
                                    stockholders and 100,000 votes from preferred             1,000
                                    stockholders

Yuen Ka Lok, Ernest                 3,999,394 (including 3,899,394 votes of common
                                    stockholders and 100,000 votes from preferred             1,000
                                    stockholders

Lee Kang Bor, Thomas                3,999,394 (including 3,899,394 votes of common
                                    stockholders and 100,000 votes from preferred
                                    stockholders                                              1,000

2) Ratification of Independent Auditors

The appointment of Moores Rowland Mazars as the independent auditors for fiscal year 2005 was ratified. The results of the shareholder vote were as follows:

                                                   For                     Against             Abstain
                                                   ---                     -------             -------
Appointment of Moores Rowland       3,999,394 (including 3,899,394
Mazars as independent auditors      votes of common stockholders and
                                    100,000 votes from preferred
                                    stockholders                            1,000                Nil

ITEM  6 EXHIBITS

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

Date: November 12, 2004

                                         By: /s/ CHENG Chung Hing, Ricky
                                            ------------------------------------
                                         CHENG Chung Hing, Ricky
                                         Chairman of the Board, President,
                                         Chief Executive Officer