Form 10-Q
period 2004-12-31
MAN SANG HOLDINGS INC
filed 2005-02-07
CIK 807630

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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
(STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER IDENTIFICATION
OF INCORPORATION OR ORGANIZATION)                NO.)

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

      AS OF FEBRUARY 7, 2005, 4,405,960 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                             MAN SANG HOLDINGS, INC.
                                TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
PART I -  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Condensed Consolidated Balance Sheets as at
          December 31, 2004 and March 31, 2004                                         F-1

          Condensed Consolidated Statements of Operations and
          Comprehensive Income for the Three and Nine Months
          Ended December 31, 2004 and 2003                                             F-3

          Condensed Consolidated Statements of Cash Flows for
          the Nine Months Ended December 31, 2004 and 2003                             F-4

          Notes to Condensed Consolidated Financial Statements                         F-5

ITEM 2.   Management's Discussion and Analysis of

          Financial Condition and Results of Operations                                1

ITEM 3.   Quantitative and Qualitative Disclosures about

          Market Risk                                                                  8

ITEM 4.   Controls and Procedures                                                      9

PART II - OTHER INFORMATION

ITEM 6.   Exhibits                                                                    10

SIGNATURES                                                                            11

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (Amounts expressed in thousands except share data)

                                                                           DECEMBER 31, 2004       MARCH 31, 2004
                                                                        -----------------------    --------------
                                                                          US$             HK$           HK$
                                                                              (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                             25,917        202,151           104,907
    Marketable securities                                                  1,140          8,890             7,776
    Accounts receivable, net of allowance for doubtful                     6,931         54,060            62,993
         accounts of HK$23,108 as of December 31, 2004 and
         HK$14,728 as of March 31, 2004
    Inventories:
         Raw materials                                                     3,722         29,029            14,676
         Work in progress                                                    746          5,821            19,659
         Finished goods                                                   10,017         78,131            80,962
                                                                        --------      ---------    --------------
                                                                          14,485        112,981           115,297

    Prepaid expenses                                                         565          4,410             3,169
    Deposits and other receivables, net of allowance for                     323          2,519             7,840
         doubtful accounts of HK$3,617 as of December 31, 2004
         and HK$2,769 as of March 31, 2004
    Other current assets                                                     452          3,518             8,937
    Income tax receivable                                                     70            549               461
                                                                        --------      ---------    --------------
              Total current assets                                        49,883        389,078           311,380

Deferred tax assets                                                            0              0               174

Property, plant and equipment                                             20,949        163,402           157,528
    Accumulated depreciation and impairment loss                          (5,999)       (46,792)          (41,737)
                                                                        --------      ---------    --------------
                                                                          14,950        116,610           115,791

Real estate investment                                                     7,870         61,386            99,608
    Accumulated depreciation                                              (1,465)       (11,429)          (10,935)
                                                                        --------      ---------    --------------
                                                                           6,405         49,957            88,673

Long-term investments                                                          0              0               856
                                                                        --------      ---------    --------------
              Total  assets                                               71,238        555,645           516,874
                                                                        ========      =========    ==============

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
               (Amounts expressed in thousands except share data)

                                                                           DECEMBER 31, 2004       MARCH 31, 2004
                                                                        -----------------------    --------------
                                                                          US$            HK$           HK$
                                                                            (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debts:
         Secured bank loans                                                    -              -             5,575

     Accounts payable                                                      1,361         10,617            13,234
     Accrued payroll and employee benefits                                 1,454         11,343             8,523
     Other accrued liabilities                                             1,353         10,555             9,979
     Deposit on sale of real estate investment                                 -              -             7,160
     Income taxes payable                                                  1,390         10,841             4,264
                                                                        --------      ---------    --------------
              Total current liabilities                                    5,558         43,356            48,735

Long-term debts:
         Secured bank loans                                                    -              -             6,016

Deferred tax liabilities                                                      61            475               821

Minority interests                                                        32,300        251,938           224,437

Stockholders' equity:
Series A preferred stock, par value US$0.001                                   -              1                 1
      - authorized, issued and outstanding: 100,000 shares;
        (entitled in liquidation to US$2,500 (HK$19,500))
Series B convertible preferred stock, par value US$0.001                       -              -                 -
      - authorized:  100,000 shares; no shares outstanding
Common stock, par value US$0.001                                               4             34                34
      - authorized:  25,000,000 shares;
        issued and outstanding:  4,405,960 shares as of
        December 31, 2004 and March 31, 2004
Additional paid-in capital                                                 7,839         61,141            61,051
Retained earnings                                                         25,025        195,191           172,836
Accumulated other comprehensive income                                       451          3,509             2,943
                                                                        --------      ---------    --------------
              Total stockholders' equity                                  33,319        259,876           236,865
                                                                        --------      ---------    --------------
              Total liabilities and stockholders' equity                  71,238        555,645           516,874
                                                                        ========      =========    ==============


      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                  (UNAUDITED)
                 FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31
               (Amounts expressed in thousands except share data)

                                                          THREE MONTHS ENDED DECEMBER 31,         NINE MONTHS ENDED DECEMBER 31,
                                                        ------------------------------------   ------------------------------------
                                                                  2004               2003               2004               2003
                                                        ------------------------  ----------   ----------------------  ------------
                                                           US$           HK$         HK$          US$         HK$          HK$
Net sales                                                    13,984      109,074     106,540      40,530      316,135       274,936
Cost of goods sold                                          (10,343)     (80,674)    (82,713)    (29,278)    (228,365)     (205,992)
                                                        -----------  -----------  ----------   ---------   ----------  ------------
Gross profit                                                  3,641       28,400      23,827      11,252       87,770        68,944

Rental income, gross                                            107          831       1,690         476        3,710         4,565
                                                        -----------  -----------  ----------   ---------   ----------  ------------
                                                              3,748       29,231      25,517      11,728       91,480        73,509
Selling, general and administrative expenses
   -  Pearls                                                 (2,647)     (20,649)    (17,288)     (8,070)     (62,948)      (51,720)
   -  Real estate investment                                   (447)      (3,489)     (1,986)     (1,131)      (8,828)       (8,834)
                                                        -----------  -----------  ----------   ---------   ----------  ------------
Operating income                                                654        5,093       6,243       2,527       19,704        12,955

Non-operating items

   -  Interest expense                                           (3)         (22)        (63)        (13)        (100)         (337)
   -  Interest income                                            37          286          46          58          455           205
   -  Gain on sales of a real estate investment                   0            0           0       4,391       34,248             0
   -  Other income                                               39          307       1,682         146        1,142         2,740
   -  Other than temporary decline in fair value of
      marketable securities                                       0            0      (2,474)          0            0        (2,474)
                                                        -----------  -----------  ----------   ---------   ----------  ------------
Income before income taxes and minority interests               727        5,664       5,434       7,109       55,449        13,089

Income taxes                                                   (235)      (1,833)     (3,773)       (791)      (6,173)       (7,106)

                                                        -----------  -----------  ----------   ---------   ----------  ------------
Income before minority interests                                492        3,831       1,661       6,318       49,276         5,983

Minority interests                                             (322)      (2,509)     (2,379)     (3,451)     (26,921)       (5,647)

                                                        -----------  -----------  ----------   ---------   ----------  ------------
Net income (loss)                                               170        1,322        (718)      2,867       22,355           336

Other comprehensive income, net of taxes and
minority interests
   -  Foreign currency translation adjustments                   (2)         (13)         40           2           16             6
   -  Unrealized holding gain on marketable securities           63          493         527          71          550         1,678
   -  Reclassification adjustment for other than
      temporary decline in fair value of marketable
      securities included in net income (loss) for
      the period                                                  -            -       1,222           -            -         1,222
                                                        -----------  -----------  ----------   ---------   ----------  ------------
Other comprehensive income, net of taxes and
minority interests                                               61          480       1,789          73          566         2,906
                                                        -----------  -----------  ----------   ---------   ----------  ------------
Comprehensive income                                            231        1,802       1,071       2,940       22,921         3,242
                                                        ===========  ===========  ==========   =========   ==========  ============

Basic earnings (loss) per common share                         0.04         0.29       (0.16)       0.64         4.96          0.07
                                                        ===========  ===========  ==========   =========   ==========  ============
Diluted earnings (loss) per common share                       0.03         0.26       (0.16)       0.56         4.40          0.07
                                                        ===========  ===========  ==========   =========   ==========  ============
Weighted average number of shares
of common stock
   - for basic earnings (loss) per share                  4,405,960    4,405,960   4,405,960   4,405,960    4,405,960     4,467,087
                                                        ===========  ===========  ==========   =========   ==========  ============

   - for diluted earnings (loss) per share                4,988,798    4,988,798   4,405,960   4,970,678    4,970,678     4,742,564
                                                        ===========  ===========  ==========   =========   ==========  ============

      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      FOR THE NINE MONTHS ENDED DECEMBER 31
                        (Amounts expressed in thousands)

                                                          NINE MONTHS ENDED DECEMBER 31,
                                                         ------------------------------------
                                                                2004                   2003
                                                         -----------------------     -------
                                                            US$            HK$             HK$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 2,867          22,355          336
Adjustments to reconcile net income to net cash
provided by operating activities:
   Provision for doubtful debts                            1,183           9,228        2,194
   Inventory write down                                    2,974          23,200        7,925
   Impairment loss on property, plant and
       equipment                                             336           2,617          389
   Impairment loss on real estate investment                   0               0        1,762
   Impairment loss on long term investment                   110             856            0
   Compensation expense                                       12              90          312
   Depreciation and amortization                             818           6,377        7,144
   (Gain) loss on disposal of property, plant
        and equipment                                        (17)           (136)         685
   (Gain) loss on disposal of real estate
        investment                                        (4,391)        (34,248)       1,992
   Other than temporary decline in fair value of
      marketable securities                                    0               0        2,474
   Realized gain on sales of marketable
        securities                                             0               0         (480)
   Minority interests                                      3,451          26,921        5,647
   Changes in operating assets and liabilities:
      Accounts receivable                                     67             527       13,094
      Inventories                                         (2,676)        (20,874)      11,013
      Prepaid expenses                                      (159)         (1,241)       1,278
      Deposits and other receivables                         573           4,474       (2,373)
      Other current assets                                   694           5,419        3,661
      Income taxes receivable                                (11)            (88)           0
      Deferred tax assets                                     22             174         (318)
      Accounts payable                                      (336)         (2,620)       6,254
      Accrued payroll and employee benefits                  361           2,820        2,260
      Other accrued liabilities                               74             574       (2,060)
      Deferred tax liabilities                               (44)           (346)         367
      Income taxes payable                                   843           6,577        6,351
                                                         -------        --------     --------
Net cash provided by operating activities                  6,751          52,656       69,907
                                                         -------        --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property, plant and equipment             (1,102)         (8,597)     (16,692)
    Purchase of real estate investment                         0               0      (38,222)
    Purchase of marketable securities                          0               0          (27)
    Proceeds from disposal of marketable
     securities                                                0               0        4,495
    Proceeds from disposal of property, plant
      and equipment                                           41             320        1,062
    Proceeds from disposal of real estate
      investment                                           8,263          64,450        5,196
                                                         -------        --------     --------
Net cash provided by investing activities                  7,202          56,173      (44,188)
                                                         -------        --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Increase in short-term borrowings                          0               0       18,848
    Proceeds from partial disposal of a
     subsidiary                                                0               0        8,940
    Repayment of short-term borrowings                         0               0      (18,845)
    Repayment of long-term debts                          (1,486)        (11,591)      (9,025)
    Repurchase of common stock                                 0               0       (4,797)
                                                         -------        --------     --------
Net cash used in financing activities                     (1,486)        (11,591)      (4,879)
                                                         -------        --------     --------

Net increase in cash and cash equivalents                 12,467          97,238       20,840
Cash and cash equivalents at beginning of period          13,450         104,907       83,766
Exchange adjustments                                           0               6          (16)
                                                         -------        --------     --------
Cash and cash equivalents at end of period                25,917         202,151      104,590
                                                         =======        ========     ========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest and financing charges                           14             108          352
                                                         -------        --------     --------
     Net income taxes paid                                    21             163          786
                                                         -------        --------     --------

      See accompanying notes to condensed consolidated financial statements

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

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

The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of Hong Kong dollar amounts into United States dollars are for convenience only and have been made at the rate of HK$7.8 to US$1, the approximate free rate of exchange as of December 31, 2004. Such translations should not be construed as representations that Hong Kong dollar amounts could be converted into United States dollars at that rate or any other rate.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Emerging Issue Task Force ("EITF") reached its consensus on Issue No. 03-6 "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share." EITF No. 03-6 addresses how to determine whether a security should be considered a "participating security" for purposes of computing EPS and how to allocate earnings to a participating security when using the two-class method for computing basic EPS. EITF No. 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported EPS.

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

In November 2003, the EITF reached a consensus on disclosure guidance previously discussed under EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus provided for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003. We will adopt the disclosure requirements during the fiscal year ending March 31, 2005.

In March 2004, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-1. The consensus clarifies the meaning of "other-than-temporary impairment" and its application to investments classified as either "available-for-sale" or "held-to-maturity" under FASB Statement No.115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which consensus was reached is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the EITF delayed the effective date to apply the measurement and recognition provisions relating to debt and equity securities until the FASB issues additional guidance. We believe that this consensus on the recognition and measurement guidance will not have a material impact on our financial position, results of operations, or cash flows.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4." This statement amends Accounting Research Bulletin No. 43, Chapter 4 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" and that fixed production overhead costs should be allocated to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, however, earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of SFAS No. 151 should be applied prospectively. There was no significant impact on the Company's financial position and results of operations as a result of the adoption of SFAS No. 151.

In December 2004, the FASB issued SFAS No.123R (revised 2004), "Share-Based Payment." SFAS No. 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Public entities (other than those filing as small business issuers) will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. There is no significant impact on the Company due to the adoption of this standard because the Company has already adopted SFAS No. 123.

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

                                                                            For the Nine
                                                     For the Quarter        Months Ended
                                                      Ended December        December 31,
                                                         31, 2003               2003
                                                         HK$'000               HK$'000
                                                     ---------------        -------------
Net (loss) income                                               (718)                 336
Allocation of undistributed earnings to
participating securities (Series A preferred
stock)                                                             -                   (7)
                                                     ---------------        -------------
Undistributed (loss) earnings to common stock,
adjusted                                                        (718)                 329
                                                     ===============        =============

                                                      No. of shares         No. of shares

Weighted average-shares outstanding                        4,405,960            4,467,087
Effect of dilutive securities stock options
granted by the Company                                             -              275,477
                                                     ---------------        -------------
Adjusted weighted average-shares outstanding               4,405,960            4,742,564
                                                     ===============       =============

                                                            HK$                   HK$
Net (loss) earnings per share
 Basic                                                         (0.16)                0.07
                                                     ===============        =============
 Diluted                                                       (0.16)                0.07
                                                     ===============        =============

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

                                                                            For the Nine
                                                     For the Quarter        Months Ended
                                                      Ended December        December 31,
                                                         31, 2004               2004
                                                         HK$'000               HK$'000
                                                     ---------------        -------------
Net income                                                     1,322               22,355
Allocation of undistributed earnings to
  participating securities (Series A preferred
  stock)                                                         (29)                (496)
                                                     ---------------        -------------
Undistributed earnings to common stock, adjusted               1,293               21,859
                                                     ===============        =============

                                                      No. of shares         No. of shares

Weighted average-shares outstanding                        4,405,960            4,405,960
Effect of dilutive securities stock options
  granted by the Company                                     582,838              564,718
                                                     ---------------        -------------
Adjusted weighted average-shares outstanding               4,988,798            4,970,678
                                                     ===============        =============

                                                           HK$                   HK$
Net earnings per share
  Basic                                                         0.29                 4.96
                                                     ===============        =============
 Diluted                                                        0.26                 4.40
                                                     ===============        =============

5. DISCLOSURE OF GEOGRAPHIC INFORMATION

All of the Company's sales of pearls are coordinated through its Hong Kong subsidiaries. The following is an analysis by destination:

                                    For the Quarter Ended            For the Nine Months
                                         December 31                  Ended December 31
                                      2004           2003             2004          2003
                                    HK$'000        HK$'000          HK$'000       HK$'000
                                    ----------     ---------        ---------    ----------
Net Sales:
Hong Kong *                             10,118        12,542           35,543        36,705

Export:

North America                           40,674        35,366          111,622        85,727
Europe (excluding Germany)               3,418        11,710           36,100        31,750
Germany                                 33,148        16,955           56,645        46,686
Japan                                   15,110        17,162           39,553        27,476
Other Asian countries                    3,423         9,464           25,257        35,198
Others                                   3,183         3,341           11,415        11,394
                                    ----------     ---------        ---------    ----------
                                       109,074       106,540          316,135       274,936
                                    ==========     =========        =========    ==========

* A majority of sales (by dollar amount) in Hong Kong are for re-export to North America and Europe.

The Company operates primarily in one geographic area: Hong Kong and other regions of The People's Republic of China (the "PRC"). The locations of the Company's identifiable assets are as follows:

                                      December 31, 2004       March 31, 2004
                                           HK$'000               HK$'000
                                      ------------------      ------------------
Hong Kong                                        460,643                 427,092
PRC                                               95,002                  89,782
                                      ------------------      ------------------
                                                 555,645                 516,874
                                      ==================      ==================

6. DISCLOSURE OF MAJOR CUSTOMERS

During the three months ended December 31, 2004, two customers accounted for 23.3% of total sales. During the nine months ended December 31, 2004, one customer accounted for 11.6% of total sales. During the three and nine months ended December 31, 2003, there was no customer who accounted for 10.0% or more of total sales. Generally, a substantial percentage of the Company's sales has been made to a small number of customers and is typically on an open account basis.

7. SEGMENT INFORMATION

Reportable segment profit or loss, and segment assets are disclosed as follows:

                    Reportable Segment Profit or Loss, and Segment Assets

                                        For the quarter ended,       For the nine months ended,
                                             December 31                    December 31
                                            2004         2003           2004           2003
                                         HK$'000      HK$'000        HK$'000        HK$'000
                                        --------      -------        -------      ---------
Revenues from external
customers:

   Pearls                                109,074      106,540        316,135        274,936
   Real estate investment                    831        1,690          3,710          4,565
                                        --------      -------        -------      ---------
                                         109,905      108,230        319,845        279,501
                                        ========      =======        =======      =========

Operating income (loss):

   Pearls                                  7,751        6,539         24,822         17,224
   Real estate investment                 (2,658)        (296)        (5,118)        (4,269)
                                        --------      -------        -------      ---------
                                           5,093        6,243         19,704         12,955
                                        ========      =======        =======      =========

Interest expense:

   Pearls                                      9           20             33            102
   Real estate investment                      3           14             18            118
   Corporate assets                           10           29             49            117
                                        --------      -------        -------      ---------
                                              22           63            100            337
                                        ========      =======        =======      =========

Depreciation and amortization:

   Pearls                                  1,473        1,679          4,365          5,148
   Real estate investment                    314          442          1,324          1,307
   Corporate assets                          230          231            689            689
                                        --------      -------        -------      ---------
                                           2,017        2,352          6,378          7,144
                                        ========      =======        =======      =========

Capital expenditure for segment assets:

   Pearls                                  2,011          632          8,597          4,185
   Real estate investment                      -        8,577              -         50,729
                                        --------      -------        -------      ---------
                                           2,011        9,209          8,597         54,914
                                        ========      =======        =======      =========

                                                                      As of         As of
                                                                    December        March
                                                                    31, 2004       31, 2004
                                                                     HK$'000       HK$'000
                                                                    --------      ---------
Segment assets:
   Pearls                                                            457,248        372,671
   Real estate investment                                             49,957         95,833
   Corporate assets                                                   48,440         48,370
                                                                    --------      ---------
                                                                     555,645        516,874
                                                                    ========      =========

8. COMMON STOCK

On August 4, 2004, MSIL approved an ordinary share dividend of one share of ordinary share for every ten ordinary shares owned by each of its record shareholders.

9. DISPOSAL OF REAL ESTATE

On March 12, 2004, the Company entered into a Sale and Purchase Agreement to sell real estate located at 8th Floor, Harcourt House, No.39 Gloucester Road, Wanchai, Hong Kong to an independent third party for a consideration of HK$71.6 million. The transaction was completed on September 15, 2004. No Hong Kong Profits Tax is owed as the gain is capital in nature.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are, by their nature, subject to risks and uncertainties. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Form 10-Q are forward looking. Words such as "anticipates," "believes," "expects," "future," and "intends" and similar expressions may identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to: our future performance, our expansion efforts, demand for our products, the state of economic conditions and our markets, currency and exchange rate fluctuations, and our ability to meet our liquidity requirements. These forward-looking statements are based on assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe to be appropriate in particular circumstances. However, whether actual results and developments will meet our expectations and predictions depend on a number of known and unknown risks and uncertainties and other factors, any or all of which, could cause actual results, performance or achievements to differ materially from our expectations, whether expressed or implied by such forward-looking statements (which may relate to, among other things, the Company's sales, costs and expenses, income, inventory performance, and receivables). Primarily engaged in the processing and trading of pearls and pearl jewelry products, and in real estate investment, our ability to achieve our objectives and expectations are derived at least in part from assumptions regarding economic conditions, consumer tastes, and developments in our competitive environment. The following assumptions, among others, could materially affect the likelihood that we will achieve our objectives and expectations communicated through these forward-looking statements: (i) that low or negative growth in the economies or the financial markets of our customers, particularly in the United States and in Europe, will not occur and reduce discretionary spending on goods that might be perceived as "luxuries"; (ii) that the Hong Kong dollar will remain pegged to the US dollar at US$1 to HK$7.8;
(iii) that customer's choice of pearls vis-a-vis other precious stones and metals will not change adversely; (iv) that we will continue to obtain a stable supply of pearls in the quantities, of the quality and on terms we require; (v) that there will not be a substantial adverse change in the exchange relationship between the renminbi ("RMB") and the Hong

Kong or US dollar; (vi) that there will not be a substantial increase in the tax burdens of our subsidiaries operating in the PRC; (vii) that there will not be a substantial change in climate and environmental conditions at the source regions of pearls that could have a material adverse effect on the supply and pricing of pearls; and (viii) that there will not be a substantial adverse change in the real estate market conditions in the PRC and in Hong Kong. The following discussion of our results of operation, and liquidity and capital resources should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Form 10-Q and with our annual report on Form 10-K for the year ended March 31, 2004, which contains a further description of risks and uncertainties related to forward-looking statements, as well as, other aspects of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We will not publicly release any revisions to these forward-looking statements after the date hereof. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.

OVERVIEW

Sales performance for the Company and its subsidiaries (the "Group") increased 2.4% in the third quarter of fiscal 2005 compared to the same quarter last fiscal year. For the nine months ended December 31, 2004, the Group recorded net sales of approximately HK$316.1 million, representing an increase of 15.0% as compared to the same period in fiscal 2004. Overall sales performance has been benefited from the improvement in global economic conditions. The improvement in performance for the nine months is mainly due to the increase in sales in the first quarter of this fiscal year compared to the same quarter last year, which was adversely affected by the negative economic effects of Severe Acute Respiratory Syndrome ("SARS") and the Iraq war.

Our key performer on the pearl side of the business continues to be South Sea pearls, including white and gold South Sea pearls and Tahitian Black pearls, which represented 42.5% of the Group's total turnover for the nine months ended December 31, 2004. In addition to South Sea pearls, sales of assembled pearl jewelry and jewelry products in North America and Europe are growing at a healthy pace due to the increased popularity of pearl jewelry products.

FUTURE TRENDS

We will continue to emphasize expansion of our assembled jewelry products business, while maintaining steady growth in our core pearl business. We continue to look for opportunities to venture into new market segments, to enlarge our customer base and to solidify our market position. By attending international tradeshows and exhibitions and adopting aggressive marketing and flexible pricing strategies, we believe that we can further expand our market share and customer base. We closely monitor changes in market demand, environment and conditions so that we can react to such changes. By diversifying our product range, we expect to further increase our sales. To support increasing sales and to improve product quality, we intend to expand our production facilities. Furthermore, we maintain effective cost control measures to increase our competitiveness.

Based on the improvement in global economic conditions, we believe that our sales performance will continue to increase in the fourth quarter of fiscal 2005.

RESULTS OF OPERATIONS

For the Nine-Month Period Ended December 31, 2004 compared to Nine-Month Period Ended December 31, 2003.

Sales and Gross Profit

Net sales for the nine months ended December 31, 2004 increased by HK$41.2 million, or 15.0% to HK$316.1 million, compared to net sales of HK$274.9 million for the nine months ended December 31, 2003. The overall increase in sales was mainly attributable to the increase in sales in the first quarter of fiscal 2005 as a result of the improvement in global economic conditions and consumer confidence as compared with the negative impact of the war in Iraq and SARS on consumer spending during the same period last year. The increase in sales was mainly from increases in sales of South Sea pearls and finished products.

Gross profit for the nine months ended December 31, 2004 increased by HK$18.9 million, or 27.3%, to HK$87.8 million from HK$68.9 million for the nine months ended December 31, 2003. As a percentage of net sales, gross profit margin increased 2.7% to 27.8% for the nine months ended December 31, 2004 from 25.1% for the nine months ended December 31, 2003. The increase in gross profit margin was mainly attributable to the increase in pearl sales, which have a higher gross profit margin than jewelry products.

Rental Income

Gross rental income for the nine month period ended December 31, 2004 was HK$3.7 million compared to HK$4.6 million for the nine months ended December 31, 2003, representing a decrease of HK$0.9 million, or 18.7%. The decrease in gross rental income was mainly attributable to the disposal of a real estate investment in September 2004.

Selling, General and Administrative Expense ("SG & A expense")

SG&A expense for the nine months ended December 31, 2004 was HK$71.8 million, consisting of HK$63.0 million attributable to pearl operations and HK$8.8 million attributable to real estate operations. SG&A expense for the nine months ended December 31, 2004, increased approximately HK$11.2 million, or 18.5%, from HK$60.6 million for the nine months ended December 31, 2003, which consisted of HK$51.8 million attributable to pearl operations and HK$8.8 million attributable to real estate. The higher SG&A expenses attributable to pearl operations is mainly due to higher exhibition expenses, higher commission expense and provision for doubtful accounts as a result of higher sales performance and the impairment of property, plant and equipment.

As a percentage of net sales, SG&A expense attributable to pearl operations was 19.9% for the nine months ended December 31, 2004, 1.1% higher than SG&A expense for the nine months ended December 31, 2003 of 18.8%.

Interest Expense

As a result of our reduction in outstanding bank loans during fiscal 2005, interest expense decreased by HK$237K*, or 70.3%, to HK$100K for the nine months ended December 31, 2004 from HK$337K for the nine months ended December 31, 2003.

Interest Income

Interest income increased by HK$250K, or 122.0%, to HK$455K for the nine months ended December 31, 2004 from HK$205K for the nine months ended December 31, 2003. The increase was principally due to higher interest rates and higher cash balances during the nine months ended December 31, 2004.

Gain on Disposal of Real Estate

During the nine months ended December 31, 2004, we sold real estate to an independent third party for HK$71.6 million, resulting in a disposal gain of HK $34.2 million. The sales transaction was completed on September 15, 2004.

----------------------
* As used in this report, the letter "K" appearing immediately after a Hong Kong dollar amount denotes rounding to the nearest HK$1,000; as an example, HK$250,499 may be rounded to "HK$250K."

Income Tax Expense

Income tax expense for the nine months ended December 31, 2004 was HK$6.2 million, compared to the HK$7.1 million during the nine months ended December 31, 2003. The decrease was due to the income tax provision made in the third quarter of fiscal 2004 relating to the gain arising from the disposal of MSIL shares by its wholly owned subsidiary, Man Sang International (B.V.I.) Limited ("MSBVI").

Net Income

Net income for the nine months ended December 31, 2004 was HK$22.4 million, compared to net income of HK$0.3 million for the nine months ended December 31, 2003. The increase was mainly attributable to the increase in sales, gross profit and the gain arising on the disposal of real estate during the first nine months of fiscal 2005.

RESULTS OF OPERATIONS

For the Three-Month Period Ended December 31, 2004 compared to Three-Month Period Ended December 31, 2003.

Sales and Gross Profit

Net sales for the three months ended December 31, 2004 increased by HK$2.6 million, or 2.4% to HK$109.1 million, compared to net sales of HK$106.5 million during the three months ended December 31, 2003. The overall increase in sales was mainly attributable to the improvement in the global economy and consumer confidence.

Gross profit for the three months ended December 31, 2004 increased by HK$4.6 million, or 19.2%, to HK$28.4 million from HK$23.8 million in the three months ended December 31, 2003. As a percentage of net sales, gross profit margin increased 3.6% to 26.0% for the three months ended December 31, 2004 from 22.4% for the three months ended December 31, 2003. The increase in gross profit margin was mainly attributable to the increase in pearl sales, which have a higher gross profit margin than jewelry products.

Rental Income

Gross rental income for the three months ended December 31, 2004 was approximately HK$0.8 million representing a decrease of approximately HK$0.9 million, or 50.8%, as compared to HK$1.7 million for the three months ended December 31, 2003. The decrease in gross rental income was mainly attributable to the disposal of a real estate investment in September 2004.

Selling, General and Administrative Expense ("SG&A expense")

SG&A expense was HK$24.1 million for the three months ended December 31, 2004, consisting of HK$20.6 million attributable to pearl operations and HK$3.5 million attributable to real estate operations. SG&A expense for the three months ended December 31, 2004, increased approximately HK$4.8 million, or 25.2%, from HK$19.3 million for the three months ended December 31, 2003, which consisted of HK$17.3 million attributable to pearl operations and HK$2.0 million attributable to real estate. The increase in SG&A expense attributable to pearl operations is mainly due to higher commission expenses and an impairment loss on property, plant and equipment. The increase in SG&A expense attributable to the real estate side was mainly due to the increased repair and maintenance expense for refurbishing some of the buildings located in Man Sang Industrial City in Shenzhen.

As a percentage of net sales, SG&A expense attributable to pearl operations increased 2.7% to 18.9% for the three months ended December 31, 2004 from 16.2% for the three months ended December 31, 2003.

Interest Expense

As a result of our reduction in outstanding bank loans during fiscal 2005, interest expense decreased by HK$41K, or 65.1%, to HK$22K for the three months ended December 31, 2004 from HK$63K for the three months ended December 31, 2003.

Interest Income

Interest income increased by HK$240K, or 521.7%, to HK$286K for the three months ended December 31, 2004 from HK$46K for the three months ended December 31, 2003. The increase was principally due to higher interest rates and higher cash balances during the three months ended December 31, 2004.

Income Tax Expense

Income tax expense for the three months ended December 31, 2004 was HK$1.8 million, compared to HK$3.8 million for the three months ended December 31, 2003. The decrease was due to the income tax provision made in the third quarter of fiscal 2004 relating to the gain arising from the disposal of MSIL shares by MSBVI.

Net Income (Loss)

Net income for the three months ended December 31, 2004 was HK$1.3 million, compared to net loss of HK$0.7 million during the three months ended December 31, 2003. The increase was mainly attributable to a lower tax provision in the third quarter of fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are funded by the collection of accounts receivable and sales of inventory. As of December 31, 2004, we had working capital of HK$345.7 million, which included a cash balance of HK$202.2 million. The current ratio was 9 to 1 as of December 31, 2004. Net cash provided by operating activities was approximately HK$52.7 million for the nine months ended December 31, 2004. Net cash provided by investing activities for the nine months ended December 31, 2004 was HK$56.2 million and net cash used in financing activities was HK$11.6 million.

Inventories were HK$113.0 million as of December 31, 2004. The inventory turnover period was 4.5 months as of December 31, 2004.

Accounts receivable were HK$54.1 million as of December 31, 2004. Debtors' turnover period was 46.8 days as of December 31, 2004.

All of our long-term debt (including the current portion of long-term debt) was fully repaid before December 31, 2004 and the gearing ratio was zero as of December 31, 2004.

We had available working capital facilities of HK$47.0 million with various banks at December 31, 2004. Such facilities include letter of credit arrangements, import loans, overdraft and other facilities commonly used in the jewelry business. All such banking facilities bear interest at floating rates generally offered by banks in Hong Kong and are subject to periodic review. As of December 31, 2004, we had a zero balance on each of these credit facilities.

We believe that our existing cash, cash equivalents, banking facilities and funds to be generated from internal operations will be sufficient to meet its anticipated future liquidity requirements.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2004, we had no derivative contracts, such as forward contracts and options to hedge against foreign exchange fluctuations.

During the nine months ended December 31, 2004, we made approximately 53.2% of our purchases in US dollars and 46.6% in Hong Kong dollars and RMB combined.

We denominate our sales in either US Dollars or Hong Kong Dollars. Since the Hong Kong Dollar remained "pegged" to the US Dollar at a consistent rate, we feel that the exposure of our sales proceeds to foreign exchange fluctuations is minimal. On the other hand, the RMB is not a fully convertible currency and the PRC government determines its exchange rate against other currencies. We do not believe that the PRC intends to devalue or revalue the RMB; however, there is no assurance that the PRC will not decide to allow the currency to fluctuate in the future. We believe that the imminent risk of a substantial fluctuation of the RMB exchange rate remains low. As of December 31, 2004, we have no short-term RMB bank loans.

Because most of our purchases are made in currencies that we believe have low risk of appreciation or devaluation and sales are made in US dollars, we have determined that our currency risk in the foreseeable future should not be material, and that no derivative contracts, such as forward contracts and options to hedge against foreign exchange fluctuations, were necessary during this quarter.

ITEM  4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in our reports under the Securities and Exchange Act of 1934. In accordance with Rule 14a-15(b) of the Securities and Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the our disclosure controls and procedures as of December 31, 2004. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2004 to ensure that material information relating to the company was made known to them by others within the company, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. No significant change was made in our internal control over financial reporting during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                            PART II OTHER INFORMATION

ITEM  6. EXHIBITS

EXHIBITS

      3.1 Restated Articles of Incorporation including the Certificate of Designation of the Series A Preferred Stock. (1)

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

Date: February 7, 2005

                                              By: /s/ CHENG Chung Hing, Ricky
                                                 ----------------------------
                                              CHENG Chung Hing, Ricky
                                              Chairman of the Board, President,
                                              Chief Executive Officer