Form 10-K
period 2005-03-31
MAN SANG HOLDINGS INC
filed 2005-06-28
CIK 807630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------
                                   Form 10-K
                            ------------------------


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended March 31, 2005 OR

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


                           _________________________


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing
requirements for the past ninety (90) days.     Yes  X       No
                                                    ----        ----

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $14,357,382 as of June 27, 2005, based upon the closing price on the NASD Electronic Bulletin Board reported for such date. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer of affiliate status is not necessarily a conclusive determination for other purposes.

  4,555,960 shares of Common Stock Issued and Outstanding as of June 27, 2005.

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




ORGANIZATIONAL CHART OF MAN SANG GROUP
--------------------------------------

                                                         ______________
                                                            MAN SANG
                                                         HOLDINGS, INC.
                                                            (Nevada)
                                                         ______________
                                                               |
                                                               | (Investment holding)
                                                              100%
                                                      ______________________
                                                      Man Sang International
                                                         (B.V.I.) Limited
                                                             (B.V.I.)
                                                      ______________________
                                                               |
                                                               |   (Investment holding)
                                                               |
                                               ______________________________________
                                              |                                      |
                                            49.40%                                 100%
                                              |                                      |
                                        _____________                           _________________
                                                                                 M.S. Electronic
                                           MAN SANG                             Emporium Limited
                                        INTERNATIONAL                               (B.V.I.)
                                           LIMITED                              _________________
                                          (Bermuda)
                                        _____________                             (E-commerce)
                                             |
                                             |   (Investment holding)
                                             |
       ________________________________________________________________________________________________________________
      |                                       |                                                                        |
      |                                       |                                                                        |
      |                                       |                                                                        |
     100%                                    100%                                                                     100%
      |                                       |                                                                        |
__________________                       ________________                                                      ___________________
   Market Leader                             Man Sang                                                               Man Sang
Technology Limited                        Enterprise Ltd.                                                      Innovations Limited
     (B.V.I.)                                (B.V.I.)                                                              (Hong Kong)
__________________                       ________________                                                      ___________________
      |                                       |
      |   (Investment                         |   (Investment                                                     (Licensing &
      |    holding)                           |   holding)                                                         investment
      |                        ___________________________________________________________                          holding)
      |                        |                               |                           |
      100%                    100%                            100%                        100%
      |                        |                               |                           |
      |                        |                               |                           |
_____________           __________________              ________________         ___________________
Cyber Bizport           Man Sang Jewellery              M.S. Collections         Man Sang Development
   Limited                Company Limited                   Limited                Company Limited
 (Hong Kong)                (Hong Kong)                   (Hong Kong)               (Hong Kong)
_____________           __________________              ________________         ___________________
      |                        |                               |                           |
      |   (Investment          |   (Trading &                  |   (Investment             |   (Property &
      |    holding)            |   investment                  |   holding)                |   investment
      |                        |   holding)                    |                           |   holding)
      |                        |                               |                           |
      |            ____________________________                |                __________________________
      |           |            |               |               |               |            |             |
     100%        100%         100%           100%             100%            100%         100%          100%
      |           |            |               |               |               |            |             |
____________   __________  _________       ___________   _______________   ____________ ___________   ______________
4376zone.com   Asean Gold   Arcadia         Man Hing     Peking Pearls     Excel Access  Hong Kong    Swift Millions
   Limited       Limited   Jewellery        Industry     Company Limited     Limited     Man Sang        Limited
 (Hong Kong)    (B.V.I.)    Limited        Development   (Hong Kong)       (Hong Kong)  Investments    (Hong Kong)
                             (Hong          (Shenzhen)                                    Limited
                             Kong)           Co. Ltd.                                   (Hong Kong)
                                             (P.R.C.)
____________   __________  _________       ___________   _______________   ____________ ___________   ______________
                                                                |
                                                                |
(Procurement)  (Investment  (Trading &     (Real estate         |Investment   (Property    (Property      (Property
                holding &   assembling     leasing &            | holding)    holding)      holding)       holding)
                trading)    of jewellery   pearl                |
                            products)      products            100%
                                           assembling)          |
                                                                |
                                                        _______________
                                                          Damei Pearls
                                                           Jewellery
                                                            Goods
                                                          (Shenzhen)
                                                           Co. Ltd.
                                                           (P.R.C.)
                                                        _______________

                                                         (Purchasing &
                                                          processing
                                                          of pearls)

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


______________________________________
*Unless otherwise indicated as Hong Kong dollars or HK$, all financial information contained herein is presented in US dollars. The translations of Hong Kong dollar amounts into US dollars are for reference purpose only and have been made at the exchange rate of HK$7.80 for US$1, the approximate free rate of exchange at March 31, 2005. The Hong Kong dollar has been "pegged" to the US dollar since October 1983. The so-called "peg" is the Linked Exchange Rate System under which certificates of indebtedness issued by the Hong Kong Exchange Fund, which the three banks that issue the Hong Kong currency are required to hold as backing for the issue of Hong Kong dollar notes, are issued and redeemed against US dollars at a fixed exchange rate of HK$7.8 to US$1. In practice, therefore, any increase in note circulation is matched by a US dollar payment to the Exchange Fund, and any decrease in note circulation is matched by US dollar payment from the Exchange Fund. In the foreign exchange market, the exchange rate of Hong Kong dollar continues to be determined by forces of supply and demand. Against the fixed exchange rate for the issue and redemption of certificates of indebtedness, the market exchange rate generally stays close to the rate of HK$7.80 to US$1.

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

On October 6, 2003, Mr. Cheng Chung Hing, Ricky and Mr. Cheng Tai Po purchased from Man Sang BVI 36 million and 24 million of MSIL shares, respectively. After such transaction, through Man Sang BVI, the Company held 408.6 million MSIL shares, representing 49.40% of the shares issued of MSIL, and remained the principal shareholder of MSIL. The purchase price per share was the arithmetic average of the closing price of MSIL shares for each of the five trading days immediately preceding and including October 6, 2003.

On July 16, 2004, one of the Company's subsidiaries, Tangzhu, was merged into Man Hing.

On August 4, 2004, MSIL approved an ordinary share dividend of one ordinary share for every ten ordinary shares owned by each of its record shareholders.

In order to facilitate the growth in existing operations and expansion into processing operations, and to diversify its revenues, in 1991, the Group commenced construction of 24 buildings in an industrial facility in Shenzhen, the PRC ("Man Sang Industrial City") for use in pearl processing and corporate administration (5 buildings) and for lease to third party industrial users (19 buildings). During fiscal 2005, 2 additional buildings which are living quarters have been completed, with one additional factory building still under construction. See "Item 1 - Business - Real Estate Leasing Operations" and "Item 2 - Properties."

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


                                                   Size                         Price/16 inch strand
                                                   mm                                     US$

Freshwater pearls                                 2  -  13                              2 - 1,000
Chinese cultured pearl                            5  -  7.5                             10 - 400
Japanese cultured pearls                          7  -  10                              100 - 2,000
Tahitian pearls                                   8  -  16                              150 - 15,000
South Sea pearl                                   8  -  18                              300 - 70,000

We also offer fully assembled pearl jewelry, including necklaces, earrings, rings, pendants, broaches, bracelets, watches, cufflinks, and similar miscellaneous pearl products. For the three years ended March 31, 2005, freshwater and cultured pearls sales as a percentage of our sales of pearls and assembled pearl products were as follows:


                                                    Loose and                          Assembled
 Year                                               Strands Pearls                     Pearl Jewelry
                                            Freshwater     Cultured             Freshwater        Cultured
                                            %                       %                  %               %

2005                                        35                     78               65                22
2004                                        35                     73               65                26
2003                                        60                     87               40                13

Purchasing

We purchase (i) Chinese cultured pearls from pearl farms and other suppliers in the coastal areas of the southern part of the PRC, including Guangdong and Guangxi Provinces; (ii) South Sea pearls from pearl farms and suppliers in Hong Kong, Australia, the Philippines, and Japan; (iii) Tahitian pearls from pearl farms and suppliers in French Polynesia; and (iv) freshwater pearls from pearl farms and other suppliers in the eastern part of the PRC, including Jiangsu and Zhejiang Provinces.

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

We have no long-term purchase contracts, and instead negotiate the purchase of pearls on an as-needed basis to correspond with expected demand. While we constantly seek to capitalize on volume purchasing and relationships with farmers and suppliers to secure the best pricing and quality when purchasing pearls and other jewelry raw materials, we generally purchase raw materials from suppliers at approximately prevailing market prices. We believe that there are numerous alternate supply sources and that the termination of our relationship with any of its existing sources would not materially adversely affect us. To date, we have not experienced any difficulty in purchasing raw materials.

In  fiscal  2005,  our  five  largest   suppliers  the  Company   accounted  for
approximately 53.5% (2004: 52.6%) of our total purchases, with the largest supplier accounting for approximately 13.9% (2004: 12.7%) of our total purchases.

In fiscal 2005, approximately 29.9% of our purchases were made in Hong Kong dollars, with the remaining amount settled in US dollars, French Polynesian francs, Renminbi ("RMB") or Japanese Yen. It is our policy not to enter into derivative contracts such as forward contracts and options, unless we consider it necessary to hedge against foreign exchange fluctuations. No such derivative contract was entered into during fiscal 2005. See "Item 7A - Quantitative and Qualitative Disclosures about Market Risk."

Processing and Assembly

Pearl processing and assembly are conducted at our facilities in Shenzhen, PRC. Freshwater pearl processing and assembly operations presently occupy approximately 37,566 square feet and employ 389 workers while cultured pearl processing and assembly operations occupy approximately 16,253 square feet and employ 101 workers. The average compensation per factory worker is HK$892 per month while average supervisory compensation is HK$2,052 per month.

We, with the assistance of specialists from Japan, have trained our work force to implement advanced Japanese bleaching technology. Each worker performs a specific function and is supervised by an officer and technical assistants who are university graduates with chemical technology training. Each worker also receives specialized training by industry specialists from Japan. Prior to participation in pearl processing operations, each worker is required to participate in an extensive on-the-job training program utilizing poor quality pearls for demonstration and training purposes.

Pearl processing occurs in batches or production cycles. Raw pearls and other materials transported to the Company's processing facilities in Shenzhen, PRC are first sorted, chemically bleached and, if necessary, drilled. This process, excluding drilling, takes approximately 21 days for freshwater pearls and approximately 70 days for saltwater cultured pearls. Drilling takes approximately 10 days. Next, the pearls are cleaned, dried, waxed, graded, sorted, strung, and if necessary, packaged. The entire production cycle takes approximately 30 days for freshwater pearls and approximately 100 days for saltwater cultured pearls.

Where appropriate, processed pearls are then incorporated into finished jewelry products. Assembly and finishing may include the addition of clasps, decorative jewelry pieces, or other specialty work requested by the customers to produce finished jewelry pieces.

We  presently  have  facilities  and  pearl  processing   personnel  to  produce
approximately 29,000 kg (2004: 29,000 kg) of freshwater pearls and 10,000 kg (2004: 10,000 kg) of cultured pearls annually. Fiscal 2005 production totaled approximately 16,238 kg of freshwater pearls and 693 kg of cultured pearls, compared to the production of 9,330 kg of freshwater pearls and 7,781 kg of cultured pearls in fiscal 2004. We presently also have adequate assembly and finishing personnel and facilities to produce approximately 1.5 million pieces of finished jewelry annually.

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

Our marketing and sales staff maintains on-going communications with a broad range of jewelry distributors, manufacturers and retailers worldwide to assure that customers' pearl requirements are fully satisfied. Our marketing and sales staff regularly visits all major pearl markets and jewelry trade shows to display products, establish contacts with potential customers and evaluate market trends. Apart from attending trade shows and servicing customers, our marketing and sales force principally operates from our headquarters in Hong Kong, where buyers personally visit and inspect our products and place orders. As part of our marketing efforts, we have established Internet web pages (www.man-sang.com and www.4376zone.com)" to market our products. In addition, we have increased our efforts to market pearls and jewelry products to customers in Europe and North America.

Customers

Our customers consist principally of wholesale distributors and mass merchandisers in Europe, the United States, Hong Kong and other Asian countries. For fiscal 2005, one of our customers accounted for more than 10.0% of our sales, and our five largest customers accounted for approximately 33.7% (2004:
22.1%),  with the largest  customer  accounting for  approximately  10.3% (2004:
8.6%) of our sales. As of March 31, 2005, we had approximately 1,030 customers. We have no long-term contract with any customer. Most of our customers have been in business with us for a number of years. We do not believe that the loss of any one customer will have a material adverse effect on our financial condition or results of operations.

Our policy is to denominate predominantly all our sales in either US dollars or Hong Kong dollars. Since Hong Kong dollar remained "pegged" to the US dollar throughout fiscal 2005, our sales proceeds have thus far had minimal exposure to foreign exchange fluctuations. See "Item 7A - Quantitative and Qualitative Disclosures about Market Risk."

The following table sets forth by region and by product our net sales for the years ended March 31, 2005, 2004 and 2003:


                                     2005                    2004                     2003
                                     HK$'000              %  HK$'000              %   HK$'000               %
Cultured Pearls
North America                        62,922            15.3  76,436            20.0   76,140             23.6
Europe                               19,990             4.8  23,148             6.1   21,864              6.8
Germany                              7,058              1.7  9,725              2.5   7,790               2.4
Hong Kong                            31,803             7.7  29,685             7.8   33,634             10.4
Japan                                30,610             7.4  29,054             7.6   33,098             10.2
Other Asian countries                30,095             7.3  39,840            10.4   45,151             14.0
Others                               6,734              1.6  7,052              1.8   5,378               1.7
                                     ------------  --------- ------------- ---------  --------------  --------
Sub-total                            189,212           45.8  214,940           56.2   223,055            69.1
                                     ============  ========= ============= =========  ==============  ========

Freshwater Pearls
North America                        4,549              1.1  2,145              0.6   5,909               1.8
Europe                               6,016              1.5  5,701              1.5   6,204               1.9
Germany                              4,061              1.0  2,748              0.7   3,204               1.0
Hong Kong                            2,497              0.6  1,860              0.5   7,251               2.3
Japan                                10,665             2.6  5,499              1.4   4,848               1.5
Other Asian countries                5,682              1.4  4,363              1.2   6,140               1.9
Others                               1,350              0.3  1,560              0.4   1,437               0.4
                                     ------------  --------- ------------- ---------  --------------  --------
Sub-total                            34,820             8.5  23,876             6.3   34,993             10.8
                                     ------------  --------- ------------- ---------  --------------  --------

Assembled Pearl Jewelry
North America                        77,628            18.8  38,943            10.2   10,781              3.3
Europe                               20,557             5.0  16,801             4.4   10,950              3.4
Germany                              64,992            15.8  54,091            14.1   19,257              6.0
Hong Kong                            10,554             2.6  19,039             5.0   10,630              3.3
Japan                                4,870              1.2  2,936              0.8   1,977               0.6
Other Asian countries                2,439              0.6  3,619              0.9   7,641               2.4
Others                               7,190              1.7  7,878              2.1   3,798               1.1
                                     ------------  --------- ------------- ---------  --------------  --------
Sub-total                            188,230           45.7  143,307           37.5   65,034             20.1
                                     ------------  --------- ------------- ---------  --------------  --------
Total                                412,262          100.0  382,123          100.0   323,082           100.0
                                     ============  ========= ============= =========  ==============  ========

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

The following table sets forth our unaudited net sales for the fiscal years indicated:


                                                   Fiscal Year Ended March 31,

                                   2005                    2004                    2003
                                   HK$'000             %    HK$'000       %           HK$'000           %


First Quarter                      99,078        24.0      66,888        17.5      76,776           23.8
Second Quarter                     107,983       26.2      101,508       26.6      81,445           25.2
Third Quarter                      109,074       26.5      106,540       27.9      66,839           20.7
Fourth Quarter                     96,127        23.3      107,187       28.0      98,022           30.3
                                   ------------  ----------------------  --------  ---------------- ---------
Total                              412,262       100.0     382,123       100.0     323,082          100.0
                                   ============  ========  ============  ========  ================ =========

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

We believe that we are competitive in the industry because of our advanced pearl processing and bleaching techniques, and processing facilities in the PRC which allow us to process pearls at cost that is lower than many of our competitors and because we are a leading purchaser and distributor of Chinese cultured pearls. In addition, we provide one-stop shopping convenience to customers and have historically maintained a close relationship with our customers. Therefore, although competition is intense, we believe that we are well positioned in the pearl industry. However, in a highly competitive industry where many competitors have substantially greater technical, financial and marketing resources than us, new competitors may enter into the market and customer preferences may change unpredictably, and there can be no assurance that we will remain competitive.

Real Estate Leasing Operations

Facilities

In connection with our expansion into pearl processing and assembling operations, we acquired land use rights with respect to, and constructed, an industrial complex ("Man Sang Industrial City") located in Gong Ming Zhen, Shenzhen Special Economic Zone, PRC in September 1991. The land use rights with a total site area of approximately 470,000 square feet we acquired with respect to Man Sang Industrial City have a duration of 50 years starting from September 1, 1991. We acquired the land use rights relating to Man Sang Industrial City and constructed such facility for approximately $3.4 million.

As of March 31, 2005, Man Sang Industrial City consisted of 26 completed buildings and 1 additional building which is still under construction encompassing a total gross floor area of approximately 780,000 square feet. Of the 26 completed buildings in Man Sang Industrial City, 17 buildings are rental properties, and the remaining 9 buildings are for the Company's own use. In addition to factories, dormitories and shops, Man Sang Industrial City has green zones, playgrounds and other amenities typically offered in industrial/living complexes in the PRC.

Leasing and Management

During fiscal 2005, we utilized 9 buildings in Man Sang Industrial City for pearl processing, pearl and jewelry assembly, administration, and staff accommodation. The remaining facilities were leased to third party industrial users, primarily foreign investors and non-polluting light industry.

We employed a staff of 24 persons to provide required management, leasing, maintenance and security for Man Sang Industrial City.

As of March 31, 2005, the 17 buildings in Man Sang Industrial City, excluding the 9 buildings utilized for our pearl operations, were used for leasing purposes to independent third parties and industrial users not connected with us. Such facilities are typically offered under leases ranging in duration from 1 year to 3 years. The gross rental income from Man Sang Industrial City for fiscal 2005 was approximately HK$2.89 million compared to approximately HK$3.6 million for fiscal 2004. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Year Ended March 31, 2005 Compared to Year Ended March 31, 2004 - Rental Income."

In addition to Man Sang Industrial City, we own rental properties in Hong Kong ("Hong Kong Rental Properties") which were leased to independent third parties. The Hong Kong Rental Properties consist of the properties as follows:

a. 2,643 square feet on 17th Floor and a car parking space No.16 on 2nd Floor, Silvercrest, No.24 Macdonnell Road, Midlevels, Hong Kong. A tenancy agreement was made at a monthly rental of HK$38.0K** for a term of two years starting from October 25, 2004. The rental income totaled approximately HK$413.4K for fiscal 2005 and approximately HK$444.0K for fiscal 2004. See "Item 2 - Properties - Hong Kong."


______________________________________
** As used in this report, the letter "K" appearing immediately after a dollar amount denotes rounding to the nearest HK$1,000; as an example, HK$250,499 may be rounded to "HK$250K."

b. Parking space No. 3 on Floor L3 of Valverde, 11 May Road, Hong Kong. A tenancy agreement on this property and property (c) below was made during the year. See "Item 2 - Properties - Hong Kong."

c. 1,063 square feet at Flat A on 33rd Floor, Valverde, 11 May Road, Hong Kong. A tenancy agreement on this property and property (b) above was renewed at a total monthly rental of HK$30.0K for a term of 2 years starting from March 15, 2004. Rental income on this property and property (b) above totaled approximately HK$360.0K for fiscal 2005, and approximately HK$364.0K for fiscal 2004. See "Item 2 - Properties - Hong Kong."

d. 8th Floor, Harcourt House No. 39 Gloucester Road, Wanchai, Hong Kong was acquired and the transaction was completed on August 15, 2003. A tenancy agreement has been made for a term of 3 years from August 15, 2003 to August 14, 2006. The rental income totaled approximately HK$1,072.5K for fiscal 2005, and approximately HK$1,462.5K for fiscal 2004. See "Item 2 - Properties- Hong Kong." On September 15, 2004, we sold this property for HK$71.6 million.

Competition

Competition among facilities such as Man Sang Industrial City is intense in the Shenzhen Special Economic Zone. Because of economic incentives available for businesses operating in the Shenzhen Special Economic Zone, numerous facilities have been constructed to house such businesses. While a number of competing facilities may offer greater amenities and may be operated by companies having greater resources, and additional competing facilities may be constructed, we believe Man Sang Industrial City is competitive with other similar facilities in the Shenzhen Special Economic Zone based on both the quality of facilities and lease rates.

Employees

As of May 31, 2005, we had 1,284 employees. No employee is governed by collective bargaining agreements and we consider our relations with our employees to be satisfactory. A breakdown of employees by function is as follows:


                                                    Hong Kong                PRC                Total
Senior management                                      5                        5                 10
Marketing and sales                                   24                       24                 48
Purchasing                                             6                        3                  9
Finance and accounting                                13                       15                 28
Processing and logistics                              18                    1,075              1,093
Human resources and administration                    14                       45                 59
Real estate leasing                                    -                       31                 31
Information technology                                 4                       2                   6
                                                   -----                    -----              -----
Total                                                 84                    1,200              1,284
                                                   =====                    =====              =====

Segment Information

Reportable segment income or loss, and segment assets are as follows:


                            Reportable Segment Income or Loss, and Segment Assets

                                                                  2005               2004               2003
                                                               HK$'000            HK$'000            HK$'000
Revenues from external customers
Pearls                                                         412,262            382,123            323,082
Real estate investment                                           4,646              6,220              7,455
                                                         --------------     --------------     --------------
                                                               416,908            388,343            330,537
                                                         ==============     ==============     ==============

Interest expenses
Pearls                                                              33                134                859
Real estate investment                                              18                111                503
Corporate assets                                                    49                135                267
                                                         --------------     --------------     --------------
                                                                   100                380              1,629
                                                         ==============     ==============     ==============

Depreciation and amortization
Pearls                                                           5,602              6,620              6,051
Real estate investment                                           1,637              1,889              2,013
Corporate assets                                                   918                918              1,232
                                                         --------------     --------------     --------------
                                                                 8,157              9,427              9,296
                                                         ==============     ==============     ==============

Operating income
Pearls                                                          35,386             24,309             24,843
Real estate investment                                         (6,381)            (3,338)                175
                                                         --------------     --------------     --------------
                                                                29,005             20,971             25,018
                                                         ==============     ==============     ==============

Capital expenditure for segment assets
Pearls                                                           8,536             24,078              8,963
Real estate investment                                           1,473             38,222              2,053
Corporate assets                                                     -                  -                167
                                                         --------------     --------------     --------------
                                                                10,009             62,300             11,183
                                                         ==============     ==============     ==============
Segment assets
Pearls                                                         449,219            372,671            334,251
Real estate investment                                          62,232             95,833             96,447
Corporate assets                                                47,790             48,370             53,046
                                                         --------------     --------------     --------------
                                                               559,241            516,874            483,744
                                                         ==============     ==============     ==============

ITEM 2.           PROPERTIES

Hong Kong

The head office of the Group at 21st Floor and 19th Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong has a gross floor area on each floor of approximately 10,880 square feet. We have renewed our tenancy agreement of 21st Floor for a term of 2 years commencing July 1, 2004.

We own the property at Room 407, Wing Tuck Commercial Centre, 177 - 183 Wing Lok Street, Sheung Wan, Hong Kong. The gross floor area of the premises is approximately 957 square feet. The property has been left vacant since October 2003.

We own two residential flats with a gross floor area of approximately 1,784 square feet on Flat C and Flat D on 15th Floor, Windsor Mansion, 29-31 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong, which we use as quarters for PRC employees on business trips to Hong Kong.

We own a residential flat with a gross floor area of approximately 1,063 square feet on 33rd Floor, and a parking space at No. 3 on L3 Floor of Valverde, 11 May Road, Hong Kong, which we lease to an independent third party. See "Item 1 - Business - Real Estate Leasing Operations - Leasing and Management" above.

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

We acquired an investment property with a gross floor area of approximately 17,000 square feet at 8th Floor, Harcourt House, No. 39 Gloucester Road, Wanchai. Hong Kong. The transaction was completed on August 15, 2003. The premises are leased to an independent third party. See "Item 1 - Business - Real Estate Leasing Operations - Leasing and Management" above. On September 15, 2004, we sold this property for HK$71.6 million.

People's Republic of China

As noted above, we own the land use rights to the site of Man Sang Industrial City for a term of 50 years from September 1, 1991 to September 1, 2041. On March 31, 2005, Man Sang Industrial City consisted of 26 completed buildings and 1 additional building which is still under construction encompassing a total gross floor area of approximately 780,000 square feet. Throughout fiscal 2005, we used most of the units in 9 buildings for pearl processing, pearl and jewelry assembly, administration and staff accommodation, and the remaining 17 buildings are used for leasing purposes to independent third parties and industrial users not connected with us, amounting to approximately 370,000 square feet of floor space and representing approximately 46.9% of the total gross floor space of Man Sang Industrial City.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended March 31, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock has been reported on the Over-The-Counter (OTC) Electronic Bulletin Board since 1987 and is under the symbol "MSHI.OB." However, the market for these securities has historically been extremely limited and sporadic.

The high ask and low bid prices for our Common Stock for each quarter, and on the last day of each quarter, during our last two fiscal years were as follows:


Period                                              Over the quarter                On the last day of quarter
                                                   High           Low                High                Low
                                                      $             $                   $                  $
2005
June 30, 2004                                      4.25          2.70                 3.50              3.50
September 30, 2004                                 4.00          2.55                 3.40              3.40
December 31, 2004                                 10.95          3.40                10.00              9.46
March 31, 2005                                    10.70          6.63                 7.51              7.51


2004
June 30, 2003                                      2.35          0.90                 2.30              2.25
September 30, 2003                                 3.45          1.50                 1.82              1.82
December 31, 2003                                  2.00          1.27                 1.65              1.65
March 31, 2004                                     4.60          1.45                 4.00              3.65

The above bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

The number of record holders of our Common Stock as of March 31, 2005, was approximately 200. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

Dividends

We have not paid any dividends with respect to our Common Stock during the two preceding fiscal years, and do not intend to pay dividends in the foreseeable future.

ITEM 6.           SELECTED FINANCIAL DATA

Set forth below is certain selected consolidated financial data for the Company and its subsidiaries covering the fiscal years ended March 31, 2005, 2004, 2003, 2002 and 2001 and the selected balance sheet data at March 31 of each such year. This summary should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements provided in Items 7, 7A and 8 respectively, of this Report on Form 10-K.


(Amounts expressed in thousands except share data)

For the fiscal year                              2005          2004             2003          2002          2001
                                                  HK$           HK$              HK$           HK$           HK$
Net sales                                     412,262       382,123          323,082       282,715       311,109
Gross profit                                  117,248       104,147           89,922        96,439        16,433
Rental income - gross                           4,646         6,220            7,455         7,526         5,526
SG&A expenses
  - for net sales                              81,862        79,838           65,079        65,901        77,076
  - for rental                                 11,207         9,558            7,280         6,129         6,022
Operating income (loss)                        29,005        20,971           25,018        31,935      (61,139)
Interest expenses                                 100           380            1,629         4,886         6,990
Interest income                                 1,067           279              690         2,785         5,799
Gain on sale of a real estate                  34,248             -                -             -             -
  investment
Non-operating income                            1,617         2,889            4,425         1,870         6,705
Other than temporary decline in                     -       (2,474)          (5,921)             -             -
  fair value of marketable
  securities
Income (loss) before
  income taxes  (N1)                           65,837        21,285           22,583        31,704      (55,625)
Income tax expenses (benefits)                  6,129         7,027            3,719         1,206       (3,320)
Minority interests                             32,792        11,266            9,943        14,189      (18,112)
Net income (loss) (N1)                         26,916         2,992            8,921        16,309      (34,193)
Net income available to common                 26,319         2,926            8,737        15,947      (34,193)
stockholders
Net income (loss)
  - per share  (N2)                              5.97          0.66             1.84          3.70        (7.76)
Depreciation and amortization                   8,157         9,427            9,296         9,252         9,162
Gross profit margin  (%)                        28.44         27.25            27.83         34.11          5.28


At March 31                                       2005         2004            2003          2002          2001
                                                   HK$          HK$             HK$           HK$           HK$
Working capital                                357,028      262,645         288,315       268,781       219,929
Property, plant and
   equipment, net                              119,061      115,791          66,278        80,333        84,821
Real estate investments, net                    47,144       88,673          96,447        81,986        84,369
Total assets                                   559,241      516,874         483,744       489,069       512,381
%  Return on total assets                         4.81         0.58            1.84          3.33        (6.67)
Non-current portion of long-                         -        6,016          16,435        22,010        29,306
  term debts
Total liabilities (excluding                    36,963       55,572          46,553        74,461       141,809
  minority interests)
Minority interests                             257,562      224,437         179,844       170,208       112,234
Stockholders' equity                           264,716      236,865         257,347       244,400       258,338
Net book value per share                         60.06         53.2            54.3          55.5          58.6
%  Return on
      stockholders' equity                       10.17         1.26            3.47          6.67       (13.24)
Gearing ratio  (N2)                                  -         0.05            0.09          0.23          0.47
Weighted average shares
  outstanding                                4,407,878    4,451,889       4,740,700     4,405,960     4,405,960

N1:      Income  before   income  taxes  and  net  income  is  from   continuing
         operations.

N2: The figures for fiscal 2001 to fiscal 2004 have been restated according to EITF 03-6 which became effective during fiscal 2005.

N3: "Gearing ratio" represents the ratio of the Company's total debts to shareholders' equity.

N4:      No dividend was paid in the fiscal years presented.


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

Marketable securities: We hold for long-term investment purposes certain publicly traded securities, which are classified as available for sale. Management periodically reviews these investments for other than temporary decline in value. In our review in fiscal 2004, taking into account the length of time and the extent to which the market value of certain securities have been below cost, and other qualitative factors, management determined that a decline in value of such securities was other than temporary, which we recognized in our income statement. Management will continue to periodically review the market value of our investments in securities, and if it determines in the future, based at least in part on the length of time and the extent to which the market value is less than cost as well as the financial conditions and prospects of the respective issuers, that an other than temporary decline in value occurs, we may be required to make further write-downs for such decline in value.

Allowances for Deferred Income Tax Assets: Tax benefits arising from deductible temporary differences, unused tax credits and net operating loss carry forwards are recognized as deferred tax assets. We record a valuation allowance to reduce our deferred income tax assets to an amount that we believe will more likely than not be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need and amount for the valuation allowance. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of our net recorded amount, an adjustment to our deferred income tax assets would increase income in the period such determination was made. Alternatively, should we determine that we would not be able to realize all or part of our net deferred income tax assets in the future, an adjustment to our deferred income tax assets would decrease income in the period such determination was made.

Overview

Fiscal 2005

Net sales in fiscal 2005 increased by HK$30.2 million to HK$412.3 million, representing a 7.9% increase when compared to net sales of HK$382.1 million in fiscal 2004. The positive growth this year was mainly due to an overall improvement in global economy, an increase in the Group's sales in pearls and jewelry as well as its adoption of flexible and effective pricing strategies.

Net income for fiscal 2005 showed an increase of HK$23.9 million to HK$26.9 million, when compared to a net income of HK$3.0 million for fiscal 2004. This increase in net income was mainly attributed to higher gross profit and the disposal of a real estate investment by the Company.

Given the sustaining demand for South Sea pearls, we continue to place emphasis on the sale of South Sea pearls, which comprised approximately 42.1% of our Company's fiscal 2005 total sales. In order to further increase our strength in the pearl sector, we created our own in-house design and manufacturing teams, which gives us better quality control in designing and producing assembled pearl jewelry and jewelry products. Through competitive prices and improved quality, we managed to have solid growth in the sales of our finished jewelry products.

While South Sea pearls attract sophisticated customers, freshwater pearls still have great potential in the youth and teenage market. We maintain classical and elegant designs of pearl strands and jewelry products for our more sophisticated customers while at the same time develop fashionable and trendy designs targeting younger and teenage customers with prices ranging from affordable to high end.

We maintain our quality and prices of products through our experienced buyers and our good purchasing network together with our unique pearl processing techniques and skills in producing finished products. We also emphasize offering fashionable and vivid designs to maintain the attraction of our products.

In order to maintain the market exposure of our Company and products as well as to keep abreast of the latest fashion and jewelry market trends, we attend international tradeshows and exhibitions. At the same time, we keep investing in our production facilities to solidify our back-end manufacturing operations in order to support our increased sales orders while maintaining our good quality of production.

Future Trends

We will continue to build our customer base in order to expand our assembled jewelry sales while working to maintain our strong market position in our core pearl business. Looking ahead, we believe that the global economy will keep on growing at a healthy pace and we will keep pursuing new business opportunities including venturing into new market segments, enlarging our customer base, and strengthening market share. We will also keep an eye on potential investment opportunities beyond the pearl and jewelry industry with a view to bringing about the best returns to the Group and its shareholders. In the coming fiscal year, we intend to pursue aggressive marketing strategies offering the right product and service mix to engage new customers and keep our current customers, while at the same time maintain effective cost control measures. We believe our performance in the coming fiscal year will continue to be promising.

Results of Operations

The following table sets forth for the fiscal years indicated certain items from the Consolidated Statements of Income expressed as a percentage of net sales:



                                                                                        Year Ended March 31,

                                                                   2005             2004               2003
                                                                     %                 %                  %

Net sales                                                           100.0            100.0             100.0
Cost of sales                                                        71.6             72.7              72.2
                                                                    -----            -----             -----
Gross profit                                                         28.4             27.3              27.8
Rental income, gross                                                  1.1              1.6               2.3
                                                                    -----            -----             -----
                                                                     29.5             28.9              30.1
                                                                    =====            =====             =====

Selling, general and administrative expenses                        (22.5)           (23.4)            (22.4)
                                                                    -----            -----             -----
Operating income                                                      7.0              5.5               7.7
Interest expenses                                                    (0.1)            (0.1)             (0.5)
Interest income                                                       0.3              0.1               0.2
Gain on sale of a real estate investment                              8.3              -                 -
Non-operating income                                                  0.4              0.8               1.4
Other than temporary decline in fair value
  of marketable securities                                             -              (0.7)             (1.8)
                                                                    -----            -----             -----
Income before income taxes and Minority interests                    15.9              5.6               7.0
                                                                    =====            =====             =====
Income tax expenses                                                  (1.5)            (1.8)             (1.1)
                                                                    -----            -----             -----
Net income before minority interests                                 14.4              3.8               5.9
Minority interests                                                   (8.0)            (3.0)             (3.1)
                                                                    -----            -----             -----
Net income                                                            6.4              0.8               2.8
                                                                    =====            =====             =====


Year Ended March 31, 2005 Compared to Year Ended March 31, 2004

Net Sales and Gross Profit

Net sales in fiscal 2005 increased by HK$30.2 million to HK$412.3 million, representing a 7.9% increase when compared to net sales of HK$382.1 million in fiscal 2004. We attribute such increase in net sales to the improvements in general business and consumer confidence resulting in improvements in demand and market sentiment following recovery from the impact of the Iraq War and SARS in the PRC, Hong Kong and other countries with the increased revenue contribution on pearls and jewelry finished products.

Gross profit for fiscal 2005 increased by HK$13.1 million from HK$104.1 million for fiscal 2004 to HK$117.2 million, representing an increase of 12.6% while gross profit margin increased to 28.4% from 27.3% in fiscal 2004. The increase in gross profit resulted primarily from the increase in turnover. We attribute the increase in gross profit margin mainly to our change in sales mix.

Rental Income

Gross rental income decreased by HK$1.6 million, or 25.3%, from HK$6.2 million for fiscal 2004 to $4.6 million for fiscal 2005. The decrease in gross rental income was mainly attributable to the reduction in rental income as a result of the disposal of 8th Floor, Harcourt House, 39 Gloucester Road, Wanchai, Hong Kong completed on September 15, 2004. In addition, the Company experienced a decrease in rental income in Man Sang Industrial City located in PRC mainly due to a lower occupancy rate when compared to the last fiscal year.

Selling, General and Administrative Expenses ("SG&A expenses")

SG&A expenses for fiscal 2005 were HK$92.9 million, consisting of HK$81.9 million attributable to pearl operations and HK$11.0 million attributable to real estate operations. This is an increase of approximately HK$3.5 million, or 3.9%, from HK$89.4 million, consisting of HK$79.8 million attributable to pearl operations and HK$9.6 million attributable to real estate operations, during fiscal 2004.

The increase in SG&A expenses in pearl operations was mainly due to increased headcount and salary expenses related to our increased jewelry business and commission expenses incurred on increased sales. The increase in SG&A expenses in the real estate operations was mainly due to an increased spending on repair and maintenance expenditures on some of the industrial buildings located in Shenzhen, PRC, but was offset by the loss on demolition of one of the buildings located in Shenzen, PRC, for reconstruction and loss on disposal of one of our property located in Hong Kong for last year.

As a percentage of net sales, SG&A expenses for pearl operations decreased from 20.9% in fiscal 2004 to 19.9% in fiscal 2005.

Interest Income

Interest income for fiscal 2005 increased by HK$0.8 million to HK$1.1 million from HK$0.3 million in fiscal 2004. The increase in interest income was principally due to higher interest rates and increased bank deposits in fiscal 2005 as compared to fiscal 2004. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

Interest Expenses

Interest expenses for fiscal 2005 decreased by HK$0.3 million to HK$0.1 million from HK$0.4 million in fiscal 2004 as a result of the repayment of bank borrowings during the year.

Income Tax Expenses

Our income tax expenses were HK$6.1 million for fiscal 2005, a decrease of HK$0.9 million when compared to an income tax expenses of HK$7.0 million for fiscal 2004, which decrease is mainly attributable to the absence of the one-time payment for income tax expenses in fiscal 2005 for certain taxable gain associated with the disposal of MSIL shares by Man Sang

BVI in fiscal 2004. However, the decrease in our income tax expenses between fiscal 2005 and fiscal 2004 has been mitigated, in part, by the effect of higher operating income in fiscal 2005.

Net Income

Net income for fiscal 2005 increased by HK$23.9 million to HK$26.9 million, when compared to a net income of HK$3.0 million for fiscal 2004. Such increase is mainly due to higher gross profit and the gain on disposal of one of our real estate property located at 8th Floor, Harcourt House, 39 Gloucester Road, Wanchai, Hong Kong but was offset by an increase in SG&A expenses and minority interests.

Year Ended March 31, 2004 Compared to Year Ended March 31, 2003

Net Sales and Gross Profit

Net sales in fiscal 2004 increased by HK$59.0 million to HK$382.1 million, representing a 18.3% increase when compared to net sales of HK$323.1 million in fiscal 2003. We attribute such increase in net sales to, among other factors,
(i) improvements in general business and consumer confidence resulting in improvements in demand and market sentiment following the impact of the Iraq War and SARS in the PRC, Hong Kong and other countries, (ii) the increased revenue contribution on pearls and jewelry finished products, (iii) our increased marketing efforts and flexible pricing strategies, and (iv) value added services to satisfy our customers' needs.

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

Rental Income

Gross rental income decreased by HK$1.3 million, or 16.6%, from HK$7.5 million for fiscal 2003 to $6.2 million for fiscal 2004. The decrease in gross rental income was mainly attributable to the reduction in rental income generated in fiscal year 2004 by the 19th Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Hong Kong, which had been occupied by the Company for internal use since April 21, 2003. In addition, the Company experienced a decrease in rental income in Man Sang Industrial City located in PRC. The decrease in rental income in Man Sang Industrial City was mainly due to one of the buildings having been demolished in the first quarter of fiscal 2004. However, such decrease was partially offset by the additional rental income contribution generated by the property at 8th Floor, Harcourt House 39 Gloucester Road, Wanchai, Hong Kong acquired on August 15, 2003.

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

The increase in SG&A expenses in pearl operations was mainly due to (i) increased headcount and salary expenses related to our acquired jewelry business, (ii) bad debt provision made on customers, while the increase in SG&A expenses in the real estate operations was mainly due to (i) a loss arising on the demolition of one of the buildings for reconstruction in Shenzhen, PRC and
(ii) a loss arising from the disposal of one of our properties located at Focal Industrial Centre, 21 Man Lok Street, Kowloon, Hong Kong.

As a percentage of net sales, SG&A expenses for pearl operations increased from 20.1% in fiscal 2003 to 20.9% in fiscal 2004.

Interest Income

Interest income for fiscal 2004 decreased by HK$0.4 million to HK$0.3 million from HK$0.7 million in fiscal 2003. The decrease in interest income was principally due to lower interest rates in fiscal 2004 as compared to fiscal 2003. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

Interest Expenses

Interest expenses for fiscal 2004 decreased by HK$1.2 million to HK$0.4 million from HK$1.6 million in fiscal 2003 as a result of the reduction in bank borrowings and lower interest rate during the year.

Income Tax Expenses

Our income tax expenses were HK$7.0 million for fiscal 2004, an increase of HK$3.3 million when compared to an income tax expenses of HK$3.7 million for fiscal 2003, which increase is mainly attributable to higher taxable operating income and taxable gain associated with the disposal of MSIL shares by Man Sang BVI when compared to fiscal 2003.

Net Income

Net income for fiscal 2004 decreased by HK$5.9 million to HK$3.0 million, when compared to a net income of HK$8.9 million for fiscal 2003. Such decrease is mainly due to an increase in SG&A expenses, higher income taxes and minority interests, plus a decrease in other income and a decrease in "other than temporary decline of fair value of marketable securities". The higher minority interests is due to the decrease in effective shareholdings on MSIL from 56.7% throughout fiscal 2003 to 49.4% since October 2003.

Off-balance Sheet Arrangements and Contractual Obligations

No off-balance sheet arrangement is noted during this fiscal 2005.

The Company is contractually obligated to make the following material payments as of March 31, 2005:


                                               Total          Less than 1    1-3 years      3-5 years      More than 5
                                                              year                                         years
  Contractual Obligations
                                               HK'000         HK'000         HK'000         HK'000         HK'000
  Capital Commitment Obligations               3,568          3,568          -              -              -

  Operating lease obligations                  2,204          1,773          431            -              -
                                               -------------------------------------------------------------------------
  Total contractual obligations                5,772          5,341          431            -              -

Recent Accounting Pronouncements

In a meeting held in November 2003, the Emerging Issue Task Force ("EITF") reached a consensus on disclosure guidance previously discussed under EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". The consensus provided for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003. We adopted the disclosure requirements during the fiscal year ended March 31, 2005.

In  March  2004  meeting,  the EITF  reached  a  consensus  on  recognition  and measurement guidance previously discussed under EITF Issue No. 03-1. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the EITF delayed the effective date to apply the measurement and recognition provisions relating to debt and equity securities until the FASB issues additional guidance. We believe that this consensus on the recognition and measurement guidance will not have a material impact on our financial position, results of operations, or cash flows.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4". This statement amends Accounting Research Bulletin No. 43, Chapter 4 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" and that fixed production overhead costs should be allocated to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005; however, earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of SFAS No. 151 should be applied prospectively. There was no significant impact on the Company's financial position and results of operations as a result of the adoption of SFAS No. 151.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". This statement provides investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". Public entities (other than those filing as small business issuers) will be required to apply this statement as of the first interim or annual reporting period that begins after June 15, 2005. In March 2005, the SEC published Staff Accounting Bulletin No. 107 "Share-Based Payment", ("SAB 107") to give public entities guidance in applying the provisions of SFAS No. 123(R), and to users of financial statements in analyzing the information provided under that Statement. SAB 107 is to be applied upon the adoption of Statement No. 123(R). The Company believes that SFAS No. 123(R) and SAB 107 will not have significant impact on its financial statements when it is adopted.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- An Amendment of APB Opinion No. 29". SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions", and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005, and is required to be adopted by the Company effective January 1, 2006. The Company does not expect SFAS No. 153 will have a material impact on the consolidated results of operations or financial condition.

In March 2005, the FASB issued Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations" to clarify that an entity must recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. The adoption of FIN 47 will not have a material impact on the Company's consolidated financial statements.

Liquidity and Capital Resources

The Company's primary liquidity needs are funded by collection of accounts receivable and sales of inventories. At March 31, 2005, the Company had working capital of HK$357.0 million, which included a cash balance of HK$243.3 million, compared to working capital of HK$262.6 million, which included a cash balance of HK$104.9 million, at March 31, 2004. The current ratio was 11.0 to 1 in fiscal 2005 as compared with that of 6.4 to 1 in fiscal 2004. Net cash provided by operating activities was HK$87.6 million and HK$76.1 million for fiscal 2005 and fiscal 2004, respectively. The increase in cash and cash equivalents by HK$138.4 million was mainly generated by operating activities and the disposal of a real estate investment located at the 8th Floor, Harcourt House, No. 39 Gloucester Road, Wanchai, Hong Kong.

Inventories decreased by HK$32.6 million from HK$115.3 million at March 31, 2004 to HK$82.7 million at March 31, 2005. The inventory turns in terms of months decreased from 5.4 months in fiscal 2004 to 4.0 months in this fiscal year. Inventories decreased mainly due to increased sales and improvement in inventory management.

Long-term debts (including current portion of long-term debts) decreased from HK$11.6 million at March 31, 2004 to nil. The decrease was attributable to repayment of installment loans. The gearing ratio was zero at March 31, 2005, as compared with 0.05 at March 31, 2004. The decrease was mainly attributable to the repayment of bank borrowings.

The Company had available working capital facilities of HK$47.0 million in total with various banks at March 31, 2005. Such banking facilities include letter of credit arrangements, import loans, overdraft and other facilities commonly used in the jewelry business. All such banking facilities bear interest at floating rates generally offered by banks in Hong Kong and in the PRC, and are subject to periodic review. At March 31, 2005, the Company did not utilize such credit facilities.

We expect that in fiscal 2006, there will be a further cash requirement of HK$3.6 million to be incurred for the completion of the construction of an industrial building under Man Sang Industrial City, and our implementation of an Enterprises Resources Planning system.

The Company believes that funds to be generated from internal operations and the existing banking facilities will enable the Company to meet anticipated future cash flow requirements.


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In fiscal 2005, the Company made approximately 43.6% of its purchases in US dollars and approximately 44.1% of purchases in Hong Kong dollars, RMB and Japanese Yen (together, 87.7% of total purchases). The Company's policy is to denominate all its sales in either US dollars or Hong Kong dollars. Since the Hong Kong dollar remained "pegged" to the US dollar at a consistent rate, the Company feels that the exposure of its sales proceeds to foreign exchange fluctuations is minimal. On the other hand, the RMB is not a fully convertible currency and the PRC government determines its exchange rate against other currencies. To the best of our knowledge, the PRC has not declared any intention to either devalue or revalue its currency, however, there can be no assurance that a decision to allow the currency to fluctuate in the future will not be taken. Therefore, we believe that the imminent risk of a substantial fluctuation of the RMB exchange rate remains low. At March 31, 2005, there are no short-term RMB bank borrowings.

Therefore, since most of the Company's purchases are made in currencies that the Company believes have low risk of appreciation or devaluation, and sales are made in US dollars, the Company's management determined that the Company's currency risk in the foreseeable future should not be material, and that no derivative contracts such as forward contracts or options to hedge against foreign exchange fluctuations were necessary during fiscal 2005.

In addition, the Company's interest expense is based on Hong Kong Inter-bank Offer Rate ("HIBOR"). At March 31, 2005, the Company had fully repaid all the outstanding bank borrowings during the year. During fiscal 2005, no derivative contracts or other arrangement to hedge against the increase in interest rates have been made. Due to the recovery of the economy in US, HK and PRC, there is an expectation in the market that interest rates in the coming year will continue to increase. However, in regards to our coming long-term and short-term financing requirements, no material adverse financial effect to the Company are anticipated. Despite news regarding increasing pressure on the PRC government to allow the appreciation of RMB against other currencies, including US dollars (to which the HK dollar is pegged), we do not anticipate an urgent need to enter into forward currency contracts to hedge against the appreciation of RMB.

ITEM 8.           FINANCIAL STATEMENTS

                    MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                          Page

Report of Independent Registered Public Accounting Firm issued by Moores
  Rowland Mazars                                                                                          F-1

Report of Independent Registered Public Accounting Firm issued by Deloitte
  Touche Tohmatsu                                                                                         F-2

Consolidated Statements of Income and Comprehensive Income for the years
  ended March 31, 2005, 2004 and 2003                                                                     F-3

Consolidated Balance Sheets as of March 31, 2005 and 2004                                                 F-4

Consolidated Statements of Stockholders' Equity for the
  years ended March 31, 2005, 2004 and 2003                                                               F-6

Consolidated Statements of Cash Flows for the years
  ended March 31, 2005, 2004 and 2003                                                                     F-7

Notes to Consolidated Financial Statements                                                               F-11


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 30, 2004, our Audit Committee approved the dismissal of Deloitte Touche Tohmatsu ("Deloitte") as our independent accountants to be replaced by Moores Rowland Mazurs. We have had no disagreements with Deloitte as our independent accountants. We reported the change of independent accountants on two Form 8-Ks filed on July 7, 2004 and a Form 8-K/A filed on July 13, 2004, with the Securities and Exchange Commission, and are incorporated herein by reference.

ITEM 9A. CONTROLS AND PROCEDURES

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. No change was made in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS

The information required by this Item will be included in the Company's proxy statement for its 2005 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2005 and is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company's proxy statement for its 2005 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2005 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the Company's proxy statement for its 2005 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2005 and is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

The information required by this Item will be included in the Company's proxy statement for its 2005 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2005 and is incorporated herein by reference.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in the Company's proxy statement for its 2005 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2005 and is incorporated herein by reference.

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

2.       Exhibits

The exhibits listed under Item 15(c) are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission, and are incorporated by reference as indicated below.


(b)      Report on Form 8-K

A report on Form 8-K was filed on July 7, 2004 to announce dismissal of the Company's certifying accountant.

A report on Form 8-K was filed on July 7, 2004 to announce appointment the Company's new certifying accountant.

A report on Form  8-K/A was filed on July 13,  2004 to attach a letter  from the
Company's   former   certifying   accountant  to  the  Securities  and  Exchange
Commission, as required by Regulation S-K Item 304(a)3.

A report on Form 8-K was filed on September 16, 2004 to announce the disposition of assets by the Company.

A report on Form 8-K was filed on March 15, 2005 to announce resignation of directors of the Company, appointment of a new director of the Company, and appointment of an audit committee chairman.

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

         31.1              Rule   13a-14(a)/15d-14(a)   Certification  of  Chief
                           Executive Officer

         31.2              Rule   13a-14(a)/15d-14(a)   Certification  of  Chief
                           Financial Officer

         32.1              Section 1350 Certification of Chief Executive Officer

         32.2              Section 1350 Certification of Chief Financial Officer


______________________________________
(1) Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K dated January 8, 1996

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



                                  MAN SANG HOLDINGS, INC.

Date: June 28, 2005

                                  By:      /s/CHENG Chung Hing, Ricky
                                           --------------------------------
                                           CHENG Chung Hing, Ricky
                                           Chairman of the Board, President and
                                           Chief Executive Officer


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


Name                                        Title                                       Date


/s/ CHENG Chung Hing, Ricky         Chairman of the Board, President,  June 28, 2005
---------------------------         and Chief Executive Officer
CHENG Chung Hing, Ricky


/s/ AU Moon Ying, Henry             Chief Financial Officer            June 28, 2005
---------------------------
AU Moon Ying, Henry


/s/ CHENG Tai Po                    Vice Chairman of the Board         June 28, 2005
---------------------------
CHENG Tai Po


/s/ HUNG Kwok Wing, Sonny           Director                           June 28, 2005
---------------------------
HUNG Kwok Wing, Sonny

             SUPPLEMENTAL REPORTS TO BE FURNISHED WITH REPORTS FILED
                PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY
                              NON-REPORTING ISSUERS

No annual report or proxy material has been forwarded to securities holders of the Registrant covering the Registrant's fiscal 2005; however, if any annual report or proxy material is furnished to security holders in connection with the annual meeting of stockholders to be held in 2005, a copy of any such annual report or proxy materials shall be forwarded to the Securities and Exchange Commission when it is forwarded to security holders.


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


______________________________________

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

(6) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997

(7) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998

(8) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MAN SANG HOLDINGS, INC.                                                         PAGE

Report of Independent Registered Public Accounting Firm issued by Moores
  Rowland Mazars                                                                 F-1

Report of Independent Registered Public Accounting Firm issued by Deloitte
  Touche Tohmatsu                                                                F-2

Consolidated Statements of Income and Comprehensive Income for the years
  ended March 31, 2005, 2004 and 2003                                            F-3

Consolidated Balance Sheets as of March 31, 2005 and 2004                        F-4

Consolidated Statements of Stockholders' Equity for the
  years ended March 31, 2005, 2004 and 2003                                      F-6

Consolidated Statements of Cash Flows for the years
  ended March 31, 2005, 2004 and 2003                                            F-7

Notes to Consolidated Financial Statements                                      F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and the Stockholders of Man Sang Holdings, Inc.



We have audited the accompanying consolidated balance sheet of Man Sang Holdings, Inc. and subsidiaries (the "Company") as of March 31, 2005, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the year ended March 31, 2005, all expressed in Hong Kong dollars. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2005, and the consolidated results of its operations and its cash flows for the year ended March 31, 2005 in conformity with U.S. generally accepted accounting principles.

Our audit also comprehended the translation of Hong Kong dollar amounts into U.S. dollar amounts and, in our opinion, such translation has been made in conformity with the basis stated in Note 2. Such U.S. dollar amounts are presented solely for the convenience of readers in the United States of America.







Moores Rowland Mazars
Chartered Accountants
Certified Public Accountants
Hong Kong
June 28, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and the Stockholders of Man Sang Holdings, Inc.


We have audited the consolidated balance sheet of Man Sang Holdings, Inc. and subsidiaries (the "Company") as of March 31, 2004, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the two years in the period ended March 31, 2004, all expressed in Hong Kong dollars (except for the revisions to earnings per share required by Company's adoption of Emerging Issues Task Force 03-06, "Participating Securities and the Two-Class Method" under Statement of Financial Accounting Standards No. 128 "Earnings Per Share", during the fiscal year ended March 31, 2005). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.






Deloitte Touche Tohmatsu
Certified Public Accountants
Hong Kong
June 29, 2004



MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands except share data)
                                                                                Year ended March 31,
                                                                --------------------------------------------------------
                                                                     2005           2005            2004           2003
                                                                      US$            HK$             HK$            HK$

Net sales                                                          52,854        412,262         382,123        323,082
Cost of sales                                                     (37,822)      (295,014)       (277,976)      (233,160)
                                                                ---------      ---------       ---------      ---------

Gross profit                                                       15,032        117,248         104,147         89,922
Rental income, gross                                                  596          4,646           6,220          7,455
                                                                ---------      ---------       ---------      ---------

                                                                   15,628        121,894         110,367         97,377
Selling, general and administrative expenses:
   Pearls                                                         (10,495)       (81,862)        (79,838)       (65,079)
   Real estate investment                                          (1,414)       (11,027)         (9,558)        (7,280)
                                                                ---------      ---------       ---------      ---------

Operating income                                                    3,719         29,005          20,971         25,018
Interest expense                                                      (13)          (100)           (380)        (1,629)
Interest income                                                       137          1,067             279            690
Equity in loss of an affiliate                                          -              -               -            (60)
Gain on sales of a real estate investment                           4,391         34,248               -              -
Other income                                                          207          1,617           2,889          4,485
Other than temporary decline in fair value of
   marketable securities                                                -              -          (2,474)        (5,921)
                                                                ---------      ---------       ---------      ---------

Income before income taxes and minority interests                   8,441         65,837          21,285         22,583
Income tax expense                                                   (786)        (6,129)         (7,027)        (3,719)
Minority interests                                                 (4,204)       (32,792)        (11,266)        (9,943)
                                                                ---------      ---------       ---------      ---------

Net income                                                          3,451         26,916           2,992          8,921
                                                                ---------      ---------       ---------      ---------

Other comprehensive income, net of taxes:
   Foreign currency translation adjustments                             1              6              29            536
   Unrealized holding gain (loss) on marketable
     securities arising during the year                                41            319           1,507         (2,043)
   Reclassification adjustment for other than
     temporary decline in fair value of marketable
     securities included in net income for the year                     -              -           1,222          3,355
                                                                ---------      ---------       ---------      ---------

Other comprehensive income, net of taxes                               42            325           2,758          1,848
                                                                ---------      ---------       ---------      ---------

Comprehensive income                                                3,493         27,241           5,750         10,769
                                                                =========      =========       =========      =========

Basic earnings per common share                                     $0.77          $5.97           $0.66          $1.84
                                                                =========      =========       =========      =========

Diluted earnings per common share                                   $0.68          $5.28           $0.60          $1.84
                                                                =========      =========       =========      =========

Weighted average number of shares of common stock outstanding:
   - basic earnings per share                                   4,407,878      4,407,878       4,451,889      4,740,700
                                                                =========      =========       =========      =========

   - diluted earnings per share                                 4,985,323      4,985,323       4,855,699      4,740,700
                                                                =========      =========       =========      =========


            See accompany notes to consolidated financial statements.


MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands except share data)
                                                                                            March 31,
                                                                         ------------------------------------------------
                                                                                  2005            2005            2004
                                                                                   US$             HK$             HK$
ASSETS

Current assets:
     Cash and cash equivalents                                                  31,192         243,297         104,907
     Marketable securities                                                       1,080           8,422           7,776
     Accounts receivable, net of allowance for doubtful accounts
       of HK$22,807 and HK$14,728 in 2005 and 2004, respectively                 6,083          47,450          62,993
     Inventories                                                                10,603          82,705         115,297
     Prepaid expenses                                                              576           4,489           3,169
     Deposits and other receivables, net of allowance for doubtful accounts of HK$3,721 and HK$2,769 in 2005 and 2004,
       respectively                                                                686           5,349           7,840
     Other current assets                                                           49             382           8,937
     Income taxes receivable                                                        88             684             461
                                                                         --------------- --------------- ----------------

       Total current assets                                                     50,357         392,778         311,380

     Property, plant and equipment, net                                         15,264         119,061         115,791
     Real estate investment, net                                                 6,044          47,144          88,673
     Long-term investments                                                           -               -             856
     Deferred tax assets                                                            33             258             174
                                                                         --------------- --------------- ----------------

       Total assets                                                             71,698         559,241         516,874
                                                                         =============== =============== ================


MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - continued
-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands except share data)
                                                                                            March 31,
                                                                         ------------------------------------------------
                                                                                  2005            2005            2004
                                                                                   US$             HK$             HK$
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debts                                                -               -           5,575
   Accounts payable                                                              1,101           8,588          13,234
   Accrued payroll and employee benefits                                         1,533          11,958           8,523
   Other accrued liabilities                                                     1,361          10,617           9,979
   Deposit on sale of real estate investment                                         -               -           7,160
   Income taxes payable                                                            588           4,587           4,264
                                                                         --------------- --------------- ----------------

     Total current liabilities                                                   4,583          35,750          48,735
                                                                         --------------- --------------- ----------------

Long-term debts                                                                      -               -           6,016
                                                                         --------------- --------------- ----------------

Deferred tax liabilities                                                           156           1,213             821
                                                                         --------------- --------------- ----------------

Minority interests                                                              33,021         257,562         224,437
                                                                         --------------- --------------- ----------------

Commitments and contingencies (note 12)

Stockholders' equity:
   Series A preferred stock US$0.001 par value
     - authorized, issued and outstanding 100,000 shares
          in 2005 and 2004 (entitled in liquidation
          to US$2,500 (HK$19,500))                                                   -               1               1
   Series B preferred stock US$0.001 par value
     - authorized 100,000 shares; no shares outstanding                              -               -               -
   Common stock of par value US$0.001
     - authorized 25,000,000 shares; issued and outstanding,
          4,455,960 shares and 4,405,960 shares in 2005 and
          2004, respectively                                                         4              35              34
   Additional paid-in capital                                                    7,905          61,660          61,051
   Retained earnings                                                            25,609         199,752         172,836
   Accumulated other comprehensive income                                          420           3,268           2,943
                                                                         --------------- --------------- ----------------

     Total stockholders' equity                                                 33,938         264,716         236,865
                                                                         --------------- --------------- ----------------

     Total liabilities and stockholders' equity                                 71,698         559,241         516,874
                                                                         =============== =============== ================


            See accompany notes to consolidated financial statements.


MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands except share data)

                                                                                                             Accumul-
                                                                                                                 ated
                                                                                                                other
                            Series A                 Series B                              Addit-             compre-     Total
                           --------------------  ------------------                         ional             hensive    Stock-
                              Preferred stock     Preferred Stock      Common stock       paid-in  Retained    (loss)  holders'
                           --------------------  ------------------ -------------------   capital  earnings    income    equity
                            Shares       Amount    Shares    Amount    Shares    Amount  --------  --------  --------  --------

                                            HK$                 HK$                 HK$       HK$       HK$       HK$       HK$

Balance at March 31,
   2002                       100,000         1         -         - 4,405,960        34    58,458   187,570    (1,663)  244,400
Issuance of common
   shares                           -         -         -         -   410,000         3     2,171         -         -     2,174
Stock compensation
   expense                          -         -         -         -         -         -         4         -         -         4
Translation adjustment              -         -         -         -         -         -         -         -       536       536
Unrealized holding loss
   on marketable
   securities                       -         -         -         -         -         -         -         -    (2,043)   (2,043)
Other than temporary
   decline in fair
   value of marketable
   securities                       -         -         -         -         -         -         -         -     3,355     3,355
Net income                          -         -         -         -         -         -         -     8,921         -     8,921
                           ----------  --------  --------  -------- ---------  --------  --------  --------  --------  --------

Balance at March 31,
   2003                       100,000         1         -         - 4,815,960        37    60,633   196,491       185   257,347
Repurchase of common
   stock                            -         -         -         -  (410,000)       (3)        -    (4,794)        -    (4,797)
Stock compensation
   expense                          -         -         -         -         -         -       418         -         -       418
Translation adjustment              -         -         -         -         -         -         -         -        29        29
Unrealized holding gain
   on marketable
   securities                       -         -         -         -         -         -         -         -     1,507     1,507
Other than temporary
   decline in fair
   value of marketable
   securities                       -         -         -         -         -         -         -         -     1,222     1,222
Deemed distribution to
   shareholders (note 1)            -         -         -         -         -         -         -   (21,853)        -   (21,853)
Net income                          -         -         -         -         -         -         -     2,992         -     2,992
                           ----------  --------  --------  -------- ---------  --------  --------  --------  --------  --------

Balance at March 31,
   2004                       100,000         1         -         - 4,405,960        34    61,051   172,836     2,943   236,865
Issuance of common
   stock upon exercise
   of stock options                 -         -         -         -    50,000         1       475         -         -       476
Stock compensation
   expense                          -         -         -         -         -         -       134         -         -       134
Translation adjustment              -         -         -         -         -         -         -         -         6         6
Unrealized holding gain
   on marketable
   securities                       -         -         -         -         -         -         -         -       319       319
Net income                          -         -         -         -         -         -         -    26,916         -    26,916
                           ----------  --------  --------  -------- ---------  --------  --------  --------  --------  --------

Balance at March 31,
   2005                       100,000         1         -         - 4,455,960        35    61,660   199,752     3,268   264,716
                           ==========  ========  ========  ======== =========  ========  ========  ========  ========  ========

                                              -                   -                US$4  US$7,905 US$25,609    US$420 US$33,938
                                       ========            ========            ======== ========= =========  ======== =========


As of March 31, 2005, 2004 and 2003, retained earnings in the amounts of HK$4,867, HK$4,867 and HK$5,454, respectively, have been reserved by the subsidiaries in the People's Republic China (the "PRC") in accordance with the relevant PRC regulations, this reserve is only distributable in the event of liquidation of these PRC subsidiaries.

            See accompany notes to consolidated financial statements.


MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands except share data)
                                                                                Year ended March 31,
                                                            -------------------------------------------------------------
                                                                     2005           2005            2004           2003
                                                                      US$            HK$             HK$            HK$
Cash flow from operating activities
Net income                                                          3,451         26,916           2,992          8,921
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Bad debt provision                                               1,161          9,057           9,530            440
   Inventory write down                                             4,141         32,300          14,273              -
   Provision for impairment loss of long-term
     investments                                                      110            856           1,730              -
   Other than temporary decline in fair value of
     marketable securities                                              -              -           2,474          5,921
   Depreciation and amortization                                    1,046          8,157           9,427          9,296
   Impairment loss on property, plant and equipment                   336          2,617             389              -
   Impairment loss on real estate investment                            -              -           1,762              -
   (Gain) loss on sale of real estate investment                   (4,391)       (34,248)          1,965              -
   (Gain) loss on sale of property, plant and equipment               (17)          (136)            685            603
   Minority interest                                                4,204         32,792          11,266          9,943
   Realized gain on sale of marketable securities                       -              -            (991)             -
   Stock compensation expense                                          17            134             418              4
   Equity in loss of an affiliate                                       -              -               -             60
   Loss on disposal of subsidiaries                                     -              -               -            438
   Changes in operating assets and liabilities, net of
     effects from sale of subsidiaries:
         Accounts receivable                                          946          7,384           1,611        (10,559)
         Inventories                                                   39            303           4,774        (15,700)
         Prepaid expenses                                            (169)        (1,319)          3,171         (3,998)
         Deposits and other receivables                               198          1,540          (6,676)         8,382
         Other current assets                                         179          1,395               3          7,152
         Income taxes receivable                                      (29)          (223)             (3)          (458)
         Deferred tax assets                                          (11)           (84)           (174)         2,188
         Accounts payable                                            (596)        (4,649)          7,657          2,238
         Accrued payroll and employee benefits                        440          3,435           1,335          2,655
         Other accrued liabilities                                     82            636          (1,518)           176
         Deposit on sale of real estate investment                      -              -           7,160              -
         Income taxes payable                                          41            323           2,040          1,851
         Deferred tax liabilities                                      50            392             821              -
                                                            -------------- -------------- --------------  --------------
Net cash provided by operating activities                          11,228         87,578          76,121         29,553
                                                            -------------- -------------- --------------  --------------

Cash flow from investing activities
Decrease in restricted cash                                             -              -               -         16,169
Proceeds from disposal of long-term investments                         -              -               -            900
Proceeds from sale of property, plant and equipment                    41            320           1,062            452
Proceeds from sale of real estate investment                        9,181         71,610           5,196              -
Proceeds from disposal of subsidiaries                                  -              -               -            341
Purchase of property, plant and equipment                          (1,283)       (10,009)        (23,058)        (6,137)
Acquisition of a business                                               -              -             373         (5,200)
Acquisition of an affiliate                                             -              -               -           (300)
Purchase of long-term investments                                       -              -               -           (156)
Purchase of marketable securities                                       -              -             (27)             -
Purchase of real estate investment                                      -              -         (38,222)             -
Proceeds from sale of marketable securities                             -              -           5,972              -
                                                            -------------- -------------- --------------  --------------

Net cash provided by (used in) investing activities                 7,939         61,921         (48,704)         6,069
                                                            -------------- -------------- --------------  --------------


MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands except share data)
                                                                              Year ended March 31,
                                                         ----------------------------------------------------------------
                                                                    2005            2005            2004            2003
                                                                     US$             HK$             HK$             HK$
Cash flow from financing activities
Increase in short-term borrowings                                      -               -               -             942
Proceeds from partial disposal of a subsidiary                         -               -           8,940               -
Repayment of short-term borrowings                                     -               -               -         (29,377)
Repayment of long-term debts                                      (1,486)        (11,591)        (10,416)         (5,575)
Repurchase of common stock                                             -               -          (4,797)              -
Net proceeds from issuance of common stock                            61             476               -               -
                                                            -------------- -------------- --------------  --------------

Net cash used in financing activities                             (1,425)        (11,115)         (6,273)        (34,010)
                                                            -------------- -------------- --------------  --------------

Net increase in cash and cash equivalents                         17,742         138,384          21,144           1,612

Cash and cash equivalents at beginning of year                    13,450         104,907          83,766          82,152
Exchange adjustments                                                   -               6              (3)              2
                                                            -------------- -------------- --------------  --------------

Cash and cash equivalents at end of year                          31,192         243,297         104,907          83,766
                                                            ============== ============== ==============  ==============

Supplementary disclosures of cash flow information

Cash paid during the year for:
   Interest and finance charges                                       14             108             396           1,670
   Income taxes paid                                                 727           5,672           5,012           2,676
                                                            ============== ============== ==============  ==============

Non-cash investing and financing activities:

Consideration for purchase of a business settled
   through accounts receivable                                         -               -             190               -
Issuance of common shares to consultants as
   consideration for their services                                    -               -               -           2,174
                                                            ============== ============== ==============  ==============

Disposal of subsidiaries:
   Assets disposed of, including interest in an
     affiliate of HK$240                                               -               -               -          (7,571)
   Liabilities disposed of                                             -               -               -           1,850
   Minority interests                                                  -               -               -           1,720
                                                            -------------- -------------- --------------  --------------

   Net assets disposed of                                              -               -               -          (4,001)
   Cash consideration received                                         -               -               -           2,307
   Inventories received                                                -               -               -           1,256
                                                            -------------- -------------- --------------  --------------

   Loss on disposal of subsidiaries                                    -               -               -            (438)
                                                            ============== ============== ==============  ==============

Net cash proceeds from disposal of subsidiaries:
   Cash consideration received                                         -               -               -           2,307
   Cash and cash equivalents disposed of                               -               -               -          (1,966)

                                                                       -               -               -             341
                                                            ============== ============== ==============  ==============


            See accompany notes to consolidated financial statements.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Dollars in thousands except share data)

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

         On October 6, 2003, Messrs. Cheng Chung Hing and Cheng Tai Po, major beneficial shareholders and directors of the Company purchased a 7.2% equity interest in MSIL from Man Sang International (B.V.I.) Limited, which is a wholly-owned subsidiary of the Company and through which the Company holds all of its equity interest in MSIL. The aggregate consideration was HK$8,940, and the purchase price per share was the arithmetic average of the closing price of MSIL shares for each of five trading days immediately preceding and including October 6, 2003. In connection with this transaction between parties under common control, the Company has recorded the amount by which value of the net assets in MSIL attributable to the shares of MSIL sold (as represented by the 60 million MSIL shares sold) exceeded the consideration, in the amount of HK$21,852, as a distribution to shareholders.

         As a result of this transaction the Company's equity interest in MSIL, was reduced to 49.4%. The Company continues to account for MSIL as a consolidated subsidiary because it continues to have control over the operating and financial decision of MSIL. As of March 31, 2005 and 2004, the Company had an equity interest of 49.4% in MSIL.

         Acquisition and divestiture

         The Company has also made a number of investments in companies that supply the Company or distribute its products. The Company has an investment of Renminbi 5,100 (HK$4,730) for a 19.5% stake in a pearl farm located in Nan'ao County in Guangdong Province in the PRC through a cooperative joint venture which has a duration of 11 years. In case of termination or liquidation of the joint venture, the Company is entitled to receive 19.5% of the net assets of the joint venture. As a result of the poor operating performance of the pearl farm, the Company recognized impairment losses of HK$3,000 in 2002 and HK$1,730 in 2004.

         In April 2000, MSIL acquired all the issued share capital of Intimex Business Solutions Company Limited ("IBS") for a consideration of HK$2,100 which was satisfied by the issuance of 42,000,000 new shares of HK$0.05 each in Cyber Bizport Limited, a wholly owned subsidiary of MSIL, representing 21% of the enlarged issued share capital of Cyber Bizport Limited. As a result, MSIL holds a 79% equity interest in Cyber Bizport Limited which in turn holds the entire equity interest in IBS. The principal business of IBS is the provision of computer consulting services.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands except share data)

1.       ORGANIZATION AND ACQUISITION AND DIVESTITURE (CONTINUED)

         Acquisition and divestiture (Continued)

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

         On March 31, 2003, the Company acquired the remaining 21% equity interest of Cyber Bizport Limited in exchange for its entire 79% indirect equity interest in MSIL. The Company has accounted for this transaction under the purchase method of accounting. Accordingly, the fair value of the Company's equity interest in IBS, totaling HK$341 was treated as the purchase price for accounting purpose. There was no significant goodwill as a result of this acquisition.

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

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands except share data)

1.       ORGANIZATION AND ACQUISITION AND DIVESTITURE (CONTINUED)

         The following table presents the allocation of the purchase price to the assets and liabilities acquired:

                                                              HK$
                                                              ---

                Property, plant and equipment                         1,020
                Inventories                                             164
                Accounts receivable                                     370
                Other current assets                                    208
                Cash and cash equivalents                               373
                Accounts payable                                        (23)
                Other accrued liabilities                            (1,922)
                                                              ----------------

                                                                        190
                                                              ================

         The fair value of the customer information acquired is considered to be insignificant by the Company's management.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of presentation - The consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America ("US GAAP").

         Principles of consolidation - The consolidated financial statements include the assets, liabilities, revenues and expenses of Man Sang Holdings, Inc. and all of its subsidiaries. All material intra-group transactions and balances have been eliminated. An affiliate over which the Company has the ability to exert significant influence, but does not have a controlling interest (generally 20% to 50% owned), is accounted for using the equity method. The Company's share of earnings of the affiliate is included in the accompanying consolidated statements of income and comprehensive income.

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

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands except share data)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Starting from April 1, 2002, the Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" which requires that upon adoption, amortization of goodwill and other intangible assets with indefinite lives will cease and instead, the carrying value of these intangible assets will be evaluated for impairment on an annual basis. Identifiable intangible assets with definitive lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". There was no effect on the consolidated financial statements of the Company upon the adoption of SFAS No. 142. Reported net income and earnings per share assuming non-amortization of goodwill for 2002 under SFAS No. 142 would not be significantly different from the actual amounts.

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

         Marketable securities - The Company classifies its marketable securities as available-for-sale and carries them at market value with a corresponding recognition of net unrealized holding gain or loss (net of tax) as a separate component of stockholders' equity until realized. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. Gains and losses on sales of securities are computed on a specific identification basis. Marketable securities comprise:


                                                                                   March 31, 2005        March 31, 2004
                                                                                              HK$                   HK$
         Publicly traded corporate equity securities listed in Hong Kong:

         Gross unrealized gains net of minority interests, included in
         accumulated other comprehensive income                                             1,042                   723
                                                                                  ================     =================

         Fair value of marketable securities                                                8,422                 7,776
                                                                                  ================     =================


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

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands except share data)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Assets under construction are not depreciated until construction is complete and the assets are ready for their intended use. No interest was capitalized in the three years ended March 31, 2005.

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

         Revenue recognition - The Company recognizes revenue at the time products are shipped to customers and collectibility for such sales is reasonably assured. Property rental income is recognized on a straight-line basis over the term of the lease, and is stated at the gross amount.

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

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands except share data)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         The issued and outstanding shares of Series A preferred stock of the Company, which are entitled to participate in any dividends paid ratably with the holders of common stock, are participating securities under EITF No. 03-6. According to EITF No. 03-6 and SFAS No. 128, the undistributed earnings should be allocated between the common stock and the participating securities based on the contractual participation rights of the participating securities to share in current earnings as if all earnings were distributed ratably, but separate income statement presentation of the per share amounts attributable to the participating securities, other than common stock, is not required. However, the amount of earnings allocable to participating securities should be disclosed, as a reconciling item, in the basic EPS calculation. No losses were allocated to the Series A preferred stock because its contractual terms provide no obligation of its holders to share in the Company's losses.

         Reconciliation of the basic and diluted EPS is as follows:


                             For the year ended March 31, 2005  For the year ended March 31, 2004  For the year ended March 31, 2003
                                 Earnings    Shares      EPS         Earnings   Shares       EPS        Earnings    Shares      EPS
                               ----------- --------- ---------     ----------- --------- ---------   ----------- --------- ---------
                                  HK$'000                HK$          HK$'000                HK$         HK$'000                HK$
         Basic EPS:
         Net income                26,916                               2,992                              8,921
         Allocated to Series
           A preferred stock        (597)                                (66)                              (184)
                               -----------                         -----------                      -----------
         Net income available
           to common
           stockholders,
           adjusted                26,319 4,407,878     5.97            2,926 4,451,889     0.66           8,737 4,740,700     1.84
                                                     =========                           =========                         =========

         Effect of dilutive
           securities
         Stock options granted
           by the Company               -   577,445                         -  403,810                         -         -
                               ----------- ---------               ----------- ---------             ----------- ---------

         Diluted EPS:
         Net income available
           to common
           stockholders,
           including conversion    26,319 4,985,323     5.28            2,926 4,855,699     0.60           8,737 4,740,700     1.84
                               ========== =========  =========     ========== =========  =========   =========== ========= =========


         Foreign currency translation - Assets and liabilities of foreign subsidiaries are translated from their functional currency to Hong Kong Dollars at year end exchange rates, while revenues and expenses are translated at average exchange rates during the year. Adjustments arising from translating foreign currency financial statements are reported as a separate component of stockholders' equity. Gains or losses from foreign currency transactions are included in the statement of income.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands except share data)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Foreign currency risk - The Renminbi ("RMB") is not a freely convertible currency. The State Administration for Foreign Exchange, under the authority of the People's Bank of China, controls the conversion of RMB into foreign currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. The cash and cash equivalents of the Company included aggregate amounts of HK$10,309 at March 31, 2005 and HK$12,448 at March 31, 2004, which are denominated in RMB.

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

         Translation into United States Dollars - The financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of Hong Kong dollar amounts into U.S. dollars are for the convenience of readers in the United States of America only and have been made at the rate of HK$7.8 to US$1, the approximate free rate of exchange at March 31, 2005. Such translations should not be construed as representations that the Hong Kong dollar amounts could be converted into U.S. dollars at that rate or any other rate.

         Advertising and promotion costs - Advertising and promotion expenses are expensed when incurred. Advertising costs included in selling, general and administrative expenses were HK$821, HK$1,587 and HK$868 for the years ended March 31, 2005, 2004 and 2003, respectively.

         Use of estimates - The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Comprehensive income - The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income". Accumulated other comprehensive income represents translation adjustments and unrealized holding losses on marketable securities and is included in the stockholders' equity section of the balance sheet.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands except share data)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recent changes in accounting pronouncements - In November 2003 meeting, the EITF reached a consensus on disclosure guidance previously discussed under EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". The consensus provided for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003. We adopted the disclosure requirements during the fiscal year ended March 31, 2005 (see note 2 - marketable securities above).

         In March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-1. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the EITF delayed the effective date to apply the measurement and recognition provisions relating to debt and equity securities until the FASB issues additional guidance. We believe that this consensus on the recognition and measurement guidance will not have a material impact on our financial position, results of operations, or cash flows.

         In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4". This statement amends Accounting Research Bulletin No. 43, Chapter 4 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" and that fixed production overhead costs should be allocated to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, however, earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of SFAS No. 151 should be applied prospectively. There was no significant impact on the Company's financial position and results of operations as a result of the adoption of SFAS No. 151.

         In  December  2004,  the FASB  issued  SFAS  No.  123  (revised  2004),
         "Share-Based Payment". This statement provides investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". Public entities (other than those filing as small business issuers) will be required to apply this statement as of the first interim or annual reporting period that begins after June 15, 2005. In March 2005, the SEC published Staff Accounting Bulletin No. 107 "Share-Based Payment", ("SAB 107") to give public entities guidance in applying the provisions of SFAS No. 123(R), and to users of financial statements in analyzing the information provided under that Statement. The SAB is to be applied upon the adoption of Statement No. 123(R). The Company believes that SFAS No. 123(R) and SAB 107 will not have significant impact on its financial statements when it is adopted.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands except share data)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions", and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005, and is required to be adopted by the Company effective January 1, 2006. The Company does not expect SFAS No. 153 will have a material impact on the consolidated results of operations or financial condition.

         In March 2005, the FASB issued Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations" to clarify that an entity must recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. The adoption of FIN 47 will not have a material impact on the Company's consolidated financial statements.


3.       OTHER INCOME


                                                                                     Year ended March 31,
                                                                       ------------------------------------------
                                                                                 2005          2004         2003
         Other income consists of the following:                                  HK$           HK$          HK$

         Gain on sale of marketable securities                                      -           991            -
         Foreign currency exchange gain, net                                        -             -          452
         Other                                                                  1,617         1,898        4,033
                                                                          ------------  ------------  -----------

                                                                                1,617         2,889        4,485
                                                                          ============  ============  ===========

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands except share data)

4.       INCOME TAXES

         Income is subject to taxation in the various countries in which the Company and its subsidiaries operate.

         The components of income before income taxes and minority interests are as follows:



                                                                                     Year ended March 31,
                                                                       ------------------------------------------
                                                                                 2005          2004         2003
                                                                                  HK$           HK$          HK$

         Hong Kong                                                             81,960        25,954       17,564
         Other regions in the PRC                                             (11,617)          692       11,246
         Corporate expense, net                                                (4,506)       (5,361)      (6,227)
                                                                          ------------  ------------  -----------

                                                                               65,837        21,285       22,583
                                                                          ============  ============  ===========


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

         The Company has subsidiaries which are incorporated in Guangdong Province, China and operate in the special economic zone of Shenzhen. These companies are subject to PRC income taxes at the applicable tax rate (currently 15%) on taxable income based on income tax laws applicable to foreign enterprises. Pursuant to the same income tax laws, the subsidiaries are fully exempt from PRC income tax on their manufacturing operations for two years starting from the first profitable year, followed by a 50% exemption for the next three years. The exemptions applicable to all the subsidiaries expired on or before December 31, 2002. These exemptions do not apply to rental income.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands except share data)

4.       INCOME TAXES (CONTINUED)

         The provision for income tax expense (benefit) consists of the follows:



                                                                                     Year ended March 31,
                                                                       -------------------------------------------
                                                                                 2005          2004         2003
                                                                                  HK$           HK$          HK$
        Current tax
         Subsidiaries operating in:
            Hong Kong                                                           6,254         7,301          (88)
            Other regions                                                        (482)         (921)       1,619
                                                                          ------------  ------------  -----------

                                                                                5,772         6,380        1,531
        Deferred tax
         Subsidiaries operating in Hong Kong                                      357           647        2,188
                                                                          ------------  ------------  -----------

         Total                                                                  6,129         7,027        3,719
                                                                          ============  ============  ===========


         A reconciliation between the provision for income tax expense computed by applying the United States statutory tax rate to income before income taxes and minority interests and the actual provision for income tax expenses is as follows:


                                                                                     Year ended March 31,
                                                                       -------------------------------------------
                                                                                 2005          2004         2003
                                                                                  HK$           HK$          HK$

         Applicable U.S. federal tax rate                                          34%           34%          34%
                                                                          ============  ============  ===========


         Provision of income taxes at the applicable U.S. federal
           tax rate on income for the year                                     22,385         7,237        7,678
         Non-deductible expenses                                                2,463         6,899        4,099
         Non-taxable income                                                    (6,610)         (693)        (218)
         Changes in valuation allowance                                            66        (2,312)      (1,491)
         International rate difference                                        (11,443)       (5,895)      (6,197)
         Tax on sales of shares of MSIL (note 1)                                    -         2,700            -
         Others                                                                  (732)         (909)        (152)
                                                                          ------------  ------------  -----------

                                                                                6,129         7,027        3,719
                                                                          ============  ============  ===========

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands except share data)

4.       INCOME TAXES (CONTINUED)

         Temporary differences and operating loss carry forwards that give rise to deferred tax assets and liabilities are as follows:

                                                             March 31,
                                                      --------------------------
                                                            2005          2004
                                                             HK$           HK$
         Deferred tax assets:
            Operating loss carry forwards                  4,302         5,019
            Valuation allowance                           (3,887)       (3,821)
                                                      ------------ -------------

         Net deferred tax assets                             415         1,198

         Deferred tax liabilities:
            Property, plant and equipment                 (1,370)       (1,845)
                                                      ------------ -------------

                                                            (955)         (647)
                                                      ============ =============

         The deferred tax balances are classified in the consolidated balance sheet as follows:

                                                           Year ended March 31,
                                                      --------------------------
                                                            2005          2004
                                                             HK$           HK$

         Non-current assets                                  258           174
         Non-current liabilities                          (1,213)         (821)
                                                      ------------ -------------

                                                            (955)         (647)
                                                      ============ =============

         As of March 31, 2005, subsidiaries of the Company had total losses available for carry forward for Hong Kong tax purposes, subject to the agreement of the Hong Kong Inland Revenue Department, amounting to approximately HK$24,502, which have no expiration date. The tax loss carry forwards can only be utilized by the subsidiaries generating the losses.

         Due to the  uncertainty of the ability of the  subsidiaries  to realize
         the  resultant  deferred  tax  asset  of  HK$4,302,   the  Company  has
         established a valuation allowance in the amount of HK$3,887.

         U.S. deferred tax liabilities have not been provided on approximately HK$372,000 of undistributed earnings of foreign subsidiaries because the Company intends to reinvest those earnings permanently. It is not practicable to estimate the amount of additional taxes that might be payable upon distribution of such earnings.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands except share data)

5.       INVENTORIES

         Inventories by major categories are summarized as follows:

                                                           Year ended March 31,
                                                      --------------------------
                                                            2005          2004
                                                             HK$           HK$

         Raw materials                                    18,037        14,676
         Work in progress                                 14,520        19,659
         Finished goods                                   50,148        80,962
                                                      ------------ -------------

                                                          82,705       115,297
                                                      ============ =============

         During the years ended March 31, 2005 and 2004, the Company made a write-down of inventories, amounting to HK$32,300 and HK$14,273, respectively. No similar write-down of inventories was made for the year ended March 31, 2003.

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

         The total contributions made for the years ended March 31, 2005, 2004 and 2003 amounted to HK$993, HK$820 and HK$737, respectively.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands except share data)

7.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                                           Year ended March 31,
                                                      --------------------------
                                                            2005          2004
                                                             HK$           HK$

         Leasehold land and buildings                    119,194       106,959
         Construction in progress                         15,088        21,925
         Plant and machinery                              11,049        12,706
         Furniture and equipment                          12,761        11,360
         Motor vehicles                                    5,055         4,578
                                                      ------------ -------------

                                                         163,147       157,528
         Less: Accumulated depreciation                  (44,086)      (41,737)
                                                      ------------ -------------

         Net book value                                  119,061       115,791
                                                      ============ =============

8.       REAL ESTATE INVESTMENT
                                                           Year ended March 31,
                                                      --------------------------
                                                            2005          2004
                                                             HK$           HK$
         At cost:
         Leasehold land and buildings
         - Hong Kong                                      36,280        74,502
         - Other regions of the PRC                       21,837        25,106
                                                      ------------ -------------

                                                          58,117        99,608
         Less: Accumulated depreciation                  (10,973)      (10,935)
                                                      ------------ -------------

         Net book value                                   47,144        88,673
                                                      ============ =============

         The real estate investment in other regions of the PRC represents the Company's interest in an industrial complex known as Man Sang
         Industrial City located in Gong Ming Zhen, Shenzhen. Part of the industrial complex is used by the Company and is included in property, plant and equipment. The remaining leasehold land and buildings are classified as real estate investment and are leased to unaffiliated third parties under non-cancelable operating lease agreements. The real estate investment in Hong Kong principally represents office premises leased to unaffiliated third parties under non-cancelable operating lease agreements. Leases are negotiated for an average term of one to three years and rentals are fixed during the relevant lease period.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands except share data)

8.       REAL ESTATE INVESTMENT (CONTINUED)

         Rental income relating to such operating leases is included in gross rental income in the consolidated statements of income and amounted to HK$4,646, HK$6,220 and HK$7,455 for the years ended March 31, 2005, 2004 and 2003, respectively.

         The future aggregate minimum rental receivables under non-cancelable operating leases are as follows:
                                                                     As of
                                                                 March 31,
                                                                      2005
                                                                       HK$
         Year ending March 31,
         2006                                                        3,282
         2007                                                        2,027
         2008                                                          960
         2009                                                          366
         2010                                                          306
         Thereafter                                                    509
                                                             -------------

                                                                     7,450
                                                             =============


         In March 2004, the Group entered into a sales and purchase agreement to dispose of a real estate investment to a third party at a consideration of HK$71,600. Included in other current assets as of March 31, 2004 was a stakeholder's deposit of HK$7,160 held by a solicitor firm, Messrs. Yuen & Partners in respect of the disposal. The transaction was completed on September 15, 2004.


9.       SHORT-TERM BORROWINGS

         The Company has obtained bank credit facilities relating to short term borrowings in the amount of HK$47,000 and HK$95,450 at March 31, 2005 and 2004, respectively. The facilities were unused as of March 31, 2005 and 2004.

         Interest rates are generally based on the banks' prime lending rates and the credit lines are normally subject to periodic review. There are no significant covenants or other financial restrictions relating to the credit lines.

         As of March 31, 2005, leasehold land and buildings with a net book value of HK$69,864 and real estate investment with a net book value of HK$13,552 were pledged as collateral for the above facilities and the long-term debts described in note 11. There is no restriction on the use of the assets pledged for such facilities and bank loans.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands except share data)

10.      OTHER ACCRUED LIABILITIES

         Other accrued liabilities consist of the following:

                                                         Year ended March 31,
                                                      --------------------------
                                                            2005           2004
                                                             HK$            HK$

         Accrued expenses                                  4,153          3,126
         Deposits received                                 1,760          1,767
         Value-added tax payable                           1,056          1,830
         Purchase consideration for a business             1,000          1,000
         Sundry payables                                     947            951
         Others                                            1,701          1,305
                                                      ------------ -------------

                                                          10,617          9,979
                                                      ============ =============

11.      LONG-TERM DEBTS


                                                                             Year ended March 31,
                                                                           -----------------------------
                                                                                 2005             2004
                                                                                  HK$              HK$
         Long-term debts consist of:
         Bank loan bearing interest at Hong Kong Inter-Bank
              Offered Rate ("HIBOR") (0.174% at March 31,
              2004) plus 1.25%, repayable by monthly
              installments of HK$156 through 2007                                   -            4,375
         Bank loan bearing interest at HIBOR plus 1.1%, repayable
              by quarterly installments of HK$625 through 2007                      -            5,416
         Bank loan bearing interest at HIBOR plus 1.5%, repayable
              by quarterly installments of HK$300 through 2006                      -            1,800
                                                                           ------------  ---------------

         Total                                                                      -           11,591
         Current portion of long-term debts                                         -           (5,575)
                                                                           ------------  ---------------

         Long-term debts, less current portion                                      -            6,016
                                                                           ============  ===============

         All of the Company's long-term debts were fully repaid during the year.

         There are no significant covenants or other financial restrictions relating to the Company's long-term debts.

         Details of assets pledged by the Company as collateral for the above bank loans are described in note 9.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands except share data)

12.      COMMITMENTS AND CONTINGENCIES

         The Company leases premises under various operating leases which do not contain any escalation clauses and all of the leases contain a renewal option. Rental expense under operating leases was HK$1,793, HK$3,693 and HK$3,974 for the years ended March 31, 2005, 2004 and 2003, respectively.

         As of March 31, 2005, the Company and its subsidiaries were obligated under non-cancelable operating leases requiring minimum rentals as follows:

                                                                       Operating
                                                                          leases
                                                                             HK$
         Year ending March 31,
         2006                                                              1,773
         2007                                                                431
                                                                      ----------

                                                                           2,204
                                                                      ==========

         As of March 31, 2005, the Company had commitments of HK$3,568 relating to the acquisition of property, plant and equipment.

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

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands except share data)

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

         The directors have authorized a series of preferred stock designated as Series B convertible preferred stock (the "Series B preferred shares"). A total of 100,000 Series B preferred shares were authorized. Except to the extent declared by the directors from time to time, if ever, no dividends are payable with respect to the Series B preferred shares. Additionally, the Series B preferred shares have no voting rights except that the approval of holders of a majority of such shares is required to (1) authorize, create or issue any shares of any class or series ranking senior to the Series B preferred shares as to liquidation preference, (2) amend, alter or repeal, by any means, the Company's certificate of incorporation if the powers, preferences, or special rights of the Series B preferred shares would be adversely affected, or (3) become subject to any restriction on the Series B preferred shares, other than restrictions arising solely under Nevada law or existing under the certificate of incorporation as in effect on December 31, 1995. The Series B preferred shares have a liquidation preference of US$1,000 per share and are subject, at the election of the Company, to redemption or conversion at such price after December 31, 1997. At March 31, 2005, no shares of Series B preferred stock were outstanding.

         On June 7, 2002, the Company issued in aggregate 410,000 shares of common stock of par value US$0.001 per share to two business consultants pursuant to two separate business consulting agreements dated June 1, 2002. The amount of the relevant compensation expenses of approximately HK$2,174, being the fair value of the shares issued, is being recognized over the service period of the contracts. Approximately HK$181, HK$1,087 and HK$906 was charged to the statement of income during the years ended March 31, 2005, 2004 and 2003, respectively.

         On April 30, 2003, the Company repurchased 410,000 shares of common stock, par value US$0.001 per share at a price of US$1.5 per share. These shares were cancelled on May 2, 2003.

         During the year ended March 31, 2005, 50,000 stock options were exercised at a price of US$1.22 per share. A total of 50,000 shares of common stock, par value of US$0.001 was issued accordingly.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands except share data)

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

         The 2002 Scheme is valid and effective for a period of 10 years commencing August 2, 2002. At March 31, 2004, 75,187,093 options were available for future grant under the 2002 Scheme. No options have been granted as of March 31, 2005 under the 2002 Scheme.

         During the year ended March 31, 2003, all options granted under the 1997 Scheme lapsed and no options were exercisable under the 2002 Scheme as of March 31, 2005.

         Company options

         In October of 1996, the Company approved the establishment of the Man Sang Holdings, Inc. 1996 Stock Option Plan (the "Plan"), under which stock options awards ("Holding Company Options") may be made to employees, directors and consultants of the Company. The Plan will remain effective until October 2006 unless terminated earlier by the Board of Directors.

         The maximum number of shares of common stock which may be issued or delivered and as to which awards may be granted under the Plan was 1,000,000 shares, which was subsequently revised to 2,000,000 shares, as adjusted by the anti dilution provisions contained in the Plan. The exercise price for a stock option must be at least equal to 100% (110% with respect to incentive stock options granted to persons holding ten percent or more of the outstanding common stock) of the fair market value of the common stock on the date of grant of such stock option for incentive stock options, which are available only to employees of the Company, and 85% of the fair market value of the common stock on the date of grant of such stock option for other stock options.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands except share data)

14.      STOCK OPTION PLANS (CONTINUED)

         Company options (Continued)
         The duration of each option will be determined by the Compensation Committee, but no option will be exercisable more than ten years from the date of grant (or, with respect to incentive stock options granted to persons holding ten percent or more of the outstanding common stock not more than five years from the date of grant). Unless otherwise determined by the Compensation Committee and provided in the applicable option agreement, options will be exercisable within three months of any termination of employment, including termination due to disability, death or normal retirement (but no later than the expiration date of the option).

         Option activity of the Holding Company Options is as follows:


                                                              Number of               Exercise price with the
                                                           Holding Company           weighted average exercise
                                                               Options                 price in parenthesis

         Outstanding at March 31, 2003 and 2004                700,000            US$1.22 and US$1.10 (US$1.1771)
         Exercised (note 13)                                  (50,000)                        US$1.22
                                                           ---------------

         Outstanding at March 31, 2005                         650,000            US$1.22 and US$1.10 (US$1.1738)
                                                           ===============


                 The total number of options exercisable was 650,000 and 575,000 as of March 31, 2005 and 2004, respectively, at the weighted average exercise prices of US$1.1738 and US$1.1939, respectively.

         Additional information on options outstanding as of March 31, 2005 is as follows:


                                                                      Options outstanding and exercisable as of
                                                                                    March 31, 2005
                                                                ----------------------------------------------------
                                                                                                 Weighted average
         Exercise price                    Date of grant            Number outstanding      remaining contractual
                                                                      and exercisable              life (years)
         US$

         1.10                             March 26, 2003                  250,000                      8.00
         1.22                           September 16, 1997                400,000                      2.55
                                                                -----------------------  ---------------------------

                                                                          650,000                      4.65
                                                                =======================  ===========================

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands except share data)

14.      STOCK OPTION PLANS (CONTINUED)

         Company options (Continued)
         For stock options granted on September 16, 1997, the holders can subscribe for the shares of common stock at a subscription price of US$1.22 per share. 50% of the granted stock options vested and became exercisable on September 16, 1998 and the remainder vested and became exercisable on September 16, 1999. The options expire on September 15, 2007. The total fair value of stock option granted to employees on March 26, 2003 was HK$556. The holders can subscribe for the shares of common stock at a subscription price of US$1.10 per share, 50% of which vested and became exercisable on March 26, 2004, and the remainder will vest and become exercisable on March 26, 2005. The options will expire on March 25, 2013.

         As of March 31, 2005 and 2004, 1,200,000 options were available for future grant under the Plan.

         Compensation expenses
         The Company has elected to account for the Holding Company Options using the fair value method The fair value of each Holding Company Option granted on March 26, 2003 was calculated to be US$0.28, using the Black-Scholes option pricing model, with the following assumptions:

                 Risk-free interest rate per annum                   1.25%
                 Expected life                                      2 years
                 Expected volatility                                  45%
                 Expected dividend yield                              Nil

         The total compensation expense of the Holding Company Options recognized in the consolidated statements of income for the years ended March 31, 2005, 2004 and 2003 were HK$134, HK$418 and HK$4, respectively.


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

         The Company paid professional fees of HK$237, HK$375 and HK$301 for the years ended March 31, 2005, 2004 and 2003, respectively to Messrs. Yuen & Partners for the provision of legal and professional services to the Company. Mr. Yuen Ka Lok, Ernest, a director of the Company and MSIL (resigned as a director of MSIL during the year), the Chairman of the Compensation Committee and the Audit Committee of the Board of Directors of the Company, is a partner of Messrs. Yuen & Partners.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands except share data)

15.      RELATED PARTY TRANSACTIONS (CONTINUED)

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

         During the year ended March 31, 2004, the Company sold a 7.2% equity interest in MSIL to Messrs. Cheng Chung Hing and Cheng Tai Po through Man Sang International (B.V.I.) Limited (see note 1 for details).

         During the years ended March 31, 2005 and 2004, the Company sold jewelry products amounting to HK$636 and HK$298, respectively, to China South International Industrial Materials City (Shenzhen) Co., Ltd. ("CSII"), a company in which Messrs. Cheng Chung Hing and Cheng Tai Po have beneficial interests.

         In addition, a reimbursement amounting to HK$554 was received from CSII for the salaries of staff who had provided services to CSII during the year.


16.      CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

         A substantial percentage of the Company's sales is made to a small number of customers and is typically on an open account basis. For the years ended March 31, 2004 and 2003, no customer accounted for 10% or more of total sales. During the year ended March 31, 2005, only one of our customers accounted for more than 10% of our sales (approximately 10.3%).

         Details of the amounts receivable from the five customers with the largest receivable balances at March 31, 2005 and 2004 are as follows:

                                                        Percentage of accounts
                                                         receivable March 31,
                                                      --------------------------
                                                             2005          2004

         Five largest receivable balances                   57.21%        39.91%

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands except share data)

16.      CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS (CONTINUED)

         An  analysis  of  the  allowance   for  doubtful   accounts  for  trade
         receivables for each of the three years in the period ended March 31, 2005 is as follows:


                                                                                  Year ended March 31,
                                                                    ------------------------------------------------
                                                                              2005            2004             2003
                                                                               HK$             HK$              HK$

         Balance at beginning of year                                       14,728           9,216           10,054
         Addition of allowance charged to statement of income                8,105           5,590              440
         Direct write-off charged against allowance                            (26)            (78)          (1,278)
                                                                    --------------- --------------- ----------------

         Balance at end of year                                             22,807          14,728            9,216
                                                                    =============== =============== ================


17.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these amounts. The carrying amounts of long-term debts approximate their fair values as their interest rates approximate those which would have been available as of the balance sheet date for debts of the same remaining maturities.


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

         The Company's chief operating decision maker evaluates segment performance and allocates resources based on several factors of which the primary financial measures are revenues from external customers and operating income.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands except share data)

18.      SEGMENT INFORMATION (CONTINUED)

         Contributions of the major activities, profitability information and asset information are summarized below:


                                                             Year ended March 31,
                                                      ---------------------------------
                                                           2005         2004       2003
                                                            HK$          HK$        HK$
         Revenues from external customers:
              Pearls                                    412,262      382,123    323,082
              Real estate investment                      4,646        6,220      7,455
                                                      ---------- ------------ ---------

                                                        416,908      388,343    330,537
                                                      ========== ============ =========

         Operating income:
              Pearls                                     35,386       24,309     24,843
              Real estate investment                     (6,381)      (3,338)       175
                                                      ---------- ------------ ---------

                                                         29,005       20,971     25,018
                                                      ========== ============ =========

         Interest expense:
              Pearls                                         33          134        859
              Real estate investment                         18          111        503
              Corporate assets                               49          135        267
                                                      ---------- ------------ ---------

                                                            100          380      1,629
                                                      ========== ============ =========

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands except share data)

18.      SEGMENT INFORMATION (CONTINUED)


                                                             Year ended March 31,
                                                      ---------------------------------
                                                           2005         2004       2003
                                                            HK$          HK$        HK$


         Depreciation and amortization:
              Pearls                                      5,602        6,620      6,051
              Real estate investment                      1,637        1,889      2,013
              Corporate assets                              918          918      1,232
                                                      ---------- ------------ ---------

                                                          8,157        9,427      9,296
                                                      ========== ============ =========

         Capital expenditure for segment assets:
              Pearls                                      8,536       24,078      8,963
              Real estate investment                      1,473       38,222      2,053
              Corporate assets                                -            -        167
                                                      ---------- ------------ ---------

                                                         10,009       62,300     11,183
                                                      ========== ============ =========
         Segment assets:
              Pearls                                    449,219      372,671    334,251
              Real estate investment                     62,232       95,833     96,447
              Corporate assets                           47,790       48,370     53,046
                                                      ---------- ------------ ---------

                                                        559,241      516,874    483,744
                                                      ========== ============ =========

         Long-lived assets:
              Pearls                                     65,557       77,228     28,353
              Real estate investment                     62,232       88,673     96,447
              Corporate assets                           38,674       39,593     40,511
                                                      ---------- ------------ ---------

                                                        166,463      205,494    165,311
                                                      ========== ============ =========


         The operating income of the pearl segment for the year ended March 31, 2004 has been arrived at after an impairment charge of HK$1,730, recognized in respect of the Company's 19.5% stake in a pearl farm (see note 2).

         Corporate assets consist principally of marketable securities and leasehold land and buildings held as quarters used by certain directors and employees of the Company.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands except share data)

18.      SEGMENT INFORMATION (CONTINUED)

         All of the Company's sales of pearls are coordinated through the Hong Kong subsidiaries and an analysis by destination is as follows:


                                                              Year ended March 31,
                                                      ------------------------------------
                                                            2005        2004        2003
                                                             HK$         HK$         HK$
         Net sales:
           Hong Kong                                      44,854      50,584      51,515

         Export:
           North America                                 145,099     117,524      92,830
           Europe                                        122,674     112,214      69,269
           Japan                                          46,145      37,489      39,923
           Asian countries, other than Japan              38,216      47,822      58,932
           Others                                         15,274      16,490      10,613
                                                      ----------- ----------- ------------

                                                         412,262     382,123     323,082
                                                      =========== =========== ============

         The Company operates in only one geographic area. The location of the Company's identifiable assets is as follows:


                                                              Year ended March 31,
                                                      ------------------------------------
                                                            2005        2004        2003
                                                             HK$         HK$         HK$

         Hong Kong                                       469,158     427,092     399,628
         Other regions of the PRC                         90,083      89,782      84,116
                                                      ----------- ----------- ------------

                                                         559,241     516,874     483,744
                                                      =========== =========== ============

         The Company derived operating revenue from the following customer, which accounted for over 10% of operating revenue:


                                                                           Year ended March 31,
                                                      ---------------------------------------------------------------
                                                              2005                 2004                 2003
                                                      --------------------- ------------------- ---------------------
                                                             HK$         %        HK$         %        HK$         %

         Customer A                                       42,255        10     32,851         9     29,345         9
                                                      =========== ========= ========== ======== =========== ==========

         Accounts receivable related to this customer were HK$12,385 and HK$13,078, as of March 31, 2005 and 2004, respectively.


MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands except share data)

19.      QUARTERLY DATA (UNAUDITED)

                                                                    1st            2nd            3rd            4th
                                                                Quarter        Quarter        Quarter        Quarter
                                                                    HK$            HK$            HK$            HK$
        2005
        Net sales                                                99,078        107,983        109,074         96,127
        Gross profit                                             27,485         31,885         28,400         29,478
        Operating income                                         10,298          4,313          5,093          9,301
        Net income                                                3,753         17,280          1,322          4,561

        Basic earnings per common share                            0.83           3.83           0.29           1.01
        Diluted earnings per common share                          0.76           3.49           0.26           0.89


        2004
        Net sales                                                66,888        101,508        106,540        107,187
        Gross profit                                             17,042         28,075         23,827         35,203
        Operating (loss) income                                 (1,955)          8,667          6,243          8,016
        Net (loss) income                                       (1,895)          2,949          (718)          2,656

        Basic (loss) earnings per common share,
             restated                                            (0.41)           0.65         (0.16)           0.59
        Diluted (loss) earnings per common share,
             restated                                            (0.41)           0.61         (0.16)           0.54