Form 10-Q
period 2005-06-30
MAN SANG HOLDINGS INC
filed 2005-08-11
CIK 807630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(852) 2317 5300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the Registrant is an accelerated filer (as defined n Rule 12b-2 of the Exchange Act). Yes __ No X

As of August 11, 2005, 5,820,082 shares of the Registrant’s common stock were outstanding.

MAN SANG HOLDINGS, INC.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Condensed Consolidated Balance Sheets at
June 30, 2005 and March 31, 2005	F-1

Condensed Consolidated Statements of Operations and
Comprehensive Income for the Three Months Ended
June 30, 2005 and 2004	F-3

Condensed Consolidated Statements of Cash Flows (unaudited)
for the Three Months Ended June 30, 2005 and 2004	F-4

Notes to Condensed Consolidated Financial Statements	F-5

ITEM 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	1

ITEM 3.	Quantitative and Qualitative Disclosures about
	Market Risk	6

ITEM 4.	Controls and Procedures	6

PART II - OTHER INFORMATION

ITEM 5	Other Information	8

ITEM 6	Exhibits	8

SIGNATURES	9

INDEX TO EXHIBITS	10

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts expressed in thousands except share data)

	June 30, 2005		March 31, 2005
	US$	HK$	HK$
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	29,039	226,505	243,297
Marketable securities	1,143	8,919	8,422
Accounts receivable, net of allowance for doubtful
accounts of HK$24,307 as of June 30, 2005 and
HK$22,807 as of March 31, 2005	7,549	58,886	47,450
Inventories :
Raw materials	2,038	15,892	18,037
Work in progress	820	6,397	14,520
Finished goods	9,916	77,342	50,148
	12,774	99,631	82,705

Prepaid expenses	577	4,499	4,489
Deposits and other receivables, net of allowance for
doubtful accounts of HK$3,721 as of June 30, 2005
and March 31, 2005	1,058	8,249	5,349
Other current assets	30	235	382
Income taxes receivable	88	684	684
Total current assets	52,258	407,608	392,778

Deferred tax assets	198	1,548	258

Property, plant and equipment	20,990	163,726	163,147
Accumulated depreciation	(5,849)	(45,621)	(44,086)
	15,141	118,105	119,061

Real estate investment	7,451	58,117	58,117
Accumulated depreciation	(1,445)	(11,272)	(10,973)
	6,006	46,845	47,144

Long-term investments	-	-	-

Total assets	73,603	574,106	559,241

See accompanying notes to condensed consolidated financial statements

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - continued
(Amounts expressed in thousands except share data)

	June 30, 2005		March 31, 2005
	US$	HK$	HK$
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:

Accounts payable	1,173	9,158	8,588
Accrued payroll and employee benefits	1,300	10,138	11,958
Other accrued liabilities	1,351	10,539	10,617
Income taxes payable	1,105	8,618	4,587
Total current liabilities	4,929	38,453	35,750

Deferred tax liabilities	237	1,847	1,213

Minority interests	33,777	263,463	257,562

Stockholders’ equity:
Series A preferred stock, par value US$0.001	-	1	1
- authorized, issued and outstanding: 100,000 shares;
(entitled in liquidation to US$2,500 (HK$19,500))
Series B convertible preferred stock, par value US$0.001	-	-	-
- authorized: 100,000 shares; no shares outstanding
Common stock, par value US$0.001	5	36	35
- authorized: 25,000,000 shares;
issued and outstanding: 4,555,960 shares and 4,455,960
as of June 30, 2005 and March 31, 2005, respectively
Additional paid-in capital	8,027	62,612	61,660
Retained earnings	26,178	204,187	199,752
Accumulated other comprehensive income	450	3,507	3,268
Total stockholders’ equity	34,660	270,343	264,716
Total liabilities and stockholders’ equity	73,603	574,106	559,241

See accompanying notes to condensed consolidated financial statements

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
FOR THE THREE MONTHS ENDED JUNE 30
(Amounts expressed in thousands except share data)

	Three Months Ended June 30,
	2005		2004
	US$	HK$	HK$

Net sales	13,354	104,158	99,078
Cost of sales	(9,544)	(74,441)	(71,593)
Gross profit	3,810	29,717	27,485

Rental income, gross	116	905	1,578
	3,926	30,622	29,063
Selling, general and administrative expenses :
- Pearls	(2,336)	(18,221)	(17,262)
- Real estate investment	(221)	(1,721)	(1,503)
Operating income	1,369	10,680	10,298

Non-operating items :
- Interest expenses	0	0	(38)
- Interest income	134	1,045	59
- Other income	58	452	647
Income before income taxes and minority interests	1,561	12,177	10,966

Income tax expenses	(267)	(2,087)	(2,467)

Income before minority interests	1,294	10,090	8,499

Minority interests	(725)	(5,655)	(4,746)

Net income	569	4,435	3,753

Other comprehensive income (loss), net of taxes and
minority interests :
- Foreign currency translation adjustments	(1)	(6)	35
- Unrealized holding gain (loss) on marketable
securities	31	245	(208)
Other comprehensive income (loss), net of taxes and
minority interests	30	239	(173)

Comprehensive income	599	4,674	3,580

Basic earnings per common share	0.10	0.78	0.67

Diluted earnings per common share	0.09	0.70	0.61

Weighted average number of shares
of common stock outstanding :
- basic	5,590,555	5,590,555	5,507,450

- diluted	6,188,394	6,188,394	6,061,677

See accompanying notes to condensed consolidated financial statements

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED JUNE 30
(Amounts expressed in thousands)

	Three Months Ended June 30,
	2005		2004
	US$	HK$	HK$
Cash flow from operating activities:
Net income	569	4,435	3,753
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for doubtful debts	192	1,500	1,600
Inventory write down	423	3,300	-
Compensation expense	-	-	32
Depreciation and amortization	235	1,835	2,277
Gain on disposal of property, plant and equipment	-	-	(20)
Minority interests	725	5,655	4,746
Changes in operating assets and liabilities:
Accounts receivable	(1,659)	(12,936)	(9,773)
Inventories	(2,593)	(20,226)	8,956
Prepaid expenses	(1)	(11)	1,221
Deposits and other receivables	(372)	(2,900)	(1,103)
Other current assets	19	147	6,459
Deferred tax assets	(165)	(1,290)	174
Accounts payable	73	570	(1,364)
Accrued payroll and employee benefits	(233)	(1,820)	(1,141)
Other accrued liabilities	(10)	(78)	522
Deferred tax liabilities	81	634	415
Income taxes payable	517	4,031	2,778
Net cash (used in) provided by operating activities	(2,199)	(17,154)	19,532

Cash flow from investing activities:
Purchase of property, plant and equipment	(74)	(579)	(3,026)
Proceeds from disposal of property, plant and equipment	-	-	204
Net cash used in investing activities	(74)	(579)	(2,822)

Cash flow from financing activities:
Repayment of long-term debts	-	-	(1,394)
Net proceeds from issuance of common stock	122	952	-
Net cash provided by (used in) financing activities	122	952	(1,394)

Net (decrease) increase in cash and cash equivalents	(2,151)	(16,781)	15,316
Cash and cash equivalents at beginning of period	31,192	243,297	104,907
Exchange adjustments	(2)	(11)	5
Cash and cash equivalents at end of period	29,039	226,505	120,228

Supplementary disclosures of cash flow information
Cash paid during the period for:
Interest and finance charges	-	-	36
Net income taxes paid	-	-	188

See accompanying notes to condensed consolidated financial statements

Man Sang Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2005

(Unaudited)

1. Interim Financial Presentation

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The March 31, 2005 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the annual report of Man Sang Holdings, Inc. (the “Company”) on Form 10-K for the fiscal year ended March 31, 2005. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results of the entire year.

2. Currency Presentations and Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated from their functional currency to the reporting currency, at period-end exchange rates, while revenues and expenses are translated at average exchange rates during the period. Adjustments arising from such translation are reported as a separate component of stockholders’ equity. Gains or losses from foreign currency transactions are included in the Statement of Operations. Aggregate net foreign currency gains or losses were immaterial for all periods presented in this report.

The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of Hong Kong dollar amounts into United States dollars are for convenience only and have been made at the rate of HK$7.8 to US$1, the approximate free rate of exchange at June 30, 2005. Such translations should not be construed as representations that Hong Kong dollar amounts could be converted into United States dollars at that rate or any other rate.

3. Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS 154 replaces Accounting Principles Board (“APB”) No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe that the adoption of SFAS No. 154 will have a material effect on our results of operations or consolidated financial position.

4. Earnings Per Share (“EPS”)

On July 22, 2005, the Company’s Board of Directors approved five-for-four stock split of the Company’s common stock, par value US$0.001, effected in the form of a stock dividend for stockholders of record on July 22, 2005. In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin Topic 4C, “Equity Accounts and Change in Capital Structure” , and SFAS No. 128, Earnings Per Share , the Company restated all the share and per share data in these condensed consolidated financial statements for the quarter ended June 30, 2005 and 2004, to reflect the capital structure subsequent to the five-for-four stock split, which became effective on August 5, 2005.

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

For the Three Months Ended June 30 2005
HK$’000
Net income	4,435

Allocation of undistributed earnings to participating securities (Series A preferred stock)	(78)
Undistributed earnings to common stock, adjusted	4,357

No. of shares
Weighted average-shares outstanding	5,590,555
Effect of dilutive securities (stock options) granted by the Company	597,839
Adjusted weighted average-shares outstanding	6,188,394

HK$
Net earnings per share
Basic	0.78
Diluted	0.70

For the Three Months Ended June 30 2004
HK$’000
Net income	3,753
Allocation of undistributed earnings to participating securities (Series A preferred stock)	(67)
Undistributed earnings to common stock, adjusted	3,686

No. of shares
Weighted average-shares outstanding	5,507,450
Effect of dilutive securities (stock options) granted by the Company	554,227
Adjusted weighted average-shares outstanding	6,061,677

HK$
Net earnings per share
Basic	0.67
Diluted	0.61

5. Disclosure of Geographic Information

All of the Company’s sales of pearls are coordinated through its Hong Kong subsidiaries. The following is an analysis by destination:

	Three Months ended June 30
	2005	2004
	HK$’000	HK$’000
Net Sales:
Hong Kong *	11,586	15,132

Export:
North America	31,278	30,354
Europe (excluding Germany)	11,810	10,053
Germany	18,192	11,014
Japan	20,577	18,682
Other Asian countries	6,618	10,192
Others	4,097	3,651
	104,158	99,078

*	A majority of sales (by dollar amount) in Hong Kong are for re-export to North America and Europe.

The Company operates primarily in one geographic area: Hong Kong and other regions of The People’s Republic of China (the “PRC”). The locations of the Company’s identifiable assets are as follows:

	June 30, 2005	March 31, 2005
	HK$’000	HK$’000

Hong Kong	487,666	469,158
PRC	86,440	90,083
	574,106	559,241

6. Disclosure of Major Customers

During the three months ended June 30, 2005, one customer accounted for 13.7% of total sales. During the three months ended June 30, 2004, one customer accounted for 12.0% of total sales. Generally, a substantial percentage of the Company’s sales has been made to a small number of customers and is typically on an open account basis.

7. Segment Information

Reportable segment profit or loss, and segment assets are disclosed as follows:

Reportable Segment Profit or Loss, and Segment Assets
	For the three months ended, June 30
	2005	2004
	HK$’000	HK$’000
Revenues from external customers:
Pearls	104,158	99,078
Real estate investment	905	1,578
	105,063	100,656

Operating income (loss):
Pearls	11,496	10,223
Real estate investment	(816)	75
	10,680	10,298

Interest expense:
Pearls	-	13
Real estate investment	-	7
Corporate assets	-	18
	-	38

Depreciation and amortization:
Pearls	1,305	1,513
Real estate investment	300	535
Corporate assets	230	229
	1,835	2,277

Capital expenditure for segment assets:
Pearls	579	3,026
Real estate investment	-	-
Corporate assets	-	-
	579	3,026

	As of June 30, 2005	As of March 31, 2005
	HK$’000	HK$’000
Segment assets:
Pearls	463,135	449,219
Real estate investment	61,933	62,232
Corporate assets	49,038	47,790
	574,106	559,241

8. Common Stock

On August 1, 2005, Man Sang International Limited (“MSIL”) approved an ordinary share dividend of one share of ordinary share for every ten ordinary shares owned by each of its record shareholders.

On July 22, 2005, the Company’s Board of Directors approved a five-for-four stock split of the Company’s common stock, par value US$0.001, effected in the form of a stock dividend for stockholders of record on July 22, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are, by their nature, subject to risks and uncertainties. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Form 10-Q are forward-looking. Words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions may identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to: our future performance, our expansion efforts, demand for our products; the state of economic conditions and our markets; currency and exchange rate fluctuations; and our ability to meet our liquidity requirements. These forward-looking statements are based on assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe to be appropriate in particular circumstances. However, whether actual results and developments will meet our expectations and predictions depends on a number of known and unknown risks and uncertainties and other factors, any or all of which could cause actual results, performance or achievements to differ materially from our expectations, whether expressed or implied by such forward-looking statements (which may relate to, among other things, the Company’s sales, costs and expenses, income, inventory performance, and receivables). Primarily engaged in the processing and trading of pearls and pearl jewelry products, and in real estate investment, our ability to achieve our objectives and expectations are derived at least in part from assumptions regarding economic conditions, consumer tastes, and developments in our competitive environment. The following assumptions, among others, could materially affect the likelihood that we will achieve our objectives and expectations communicated through these forward-looking statements: (i) that low or negative growth in the economies or the financial markets of our customers, particularly in the United States and in Europe, will not occur and reduce discretionary spending on goods that might be perceived as “luxuries” (ii) that the Hong Kong dollar will remain pegged to the US dollar at US$1 to HK$7.8; (iii) that customer’s choice of pearls vis-à-vis other precious stones and metals will not change adversely; (iv) that we will continue to obtain a stable supply of pearls in the quantities, of the quality and on terms we require; (v) that there will not be a substantial adverse change in the exchange relationship between the renminbi (“RMB”) and the Hong Kong or US dollar; (vi) that there will not be a substantial increase in the tax burdens of our subsidiaries operating in the PRC; (vii) that there will not be a substantial change in climate and environmental conditions at the source regions of pearls that could have a material adverse effect on the supply and pricing of pearls; and (viii) that there will not be a substantial adverse change in the real estate market conditions in the PRC and in Hong Kong. The following discussion of our results of operation, and liquidity and capital resources should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Form 10-Q and with our annual report on Form 10-K for the year ended March 31, 2005, which contains a further description of risks and uncertainties related to forward-looking statements, as well as other aspects of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We will not publicly release any revisions to these forward-looking statements after the date hereof. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.

Overview

In the first quarter of fiscal 2006, the Company recorded an increase of 5.1% in net sales as compared to the same period in fiscal 2005. The increase in net sales is mainly contributed from the increase in sales of freshwater pearls and assembled pearl and jewelry finished products.

On the pearl side, the demand for South Sea pearls (including white and gold South Sea pearls and Tahitian black pearls) for this quarter comprises the largest share constituting 48.8% of the Company’s total sales. The increase in sales of the freshwater and the cultured pearls including South Sea pearls during this quarter are mainly attributable to higher sales in Japan, Germany and Hong Kong. As one of the exhibitors in the Hong Kong Jewellery and Watch Fair and the JCK Las Vegas Show in June 2005, we noticed that international buyers have maintained a steady demand for pearls.

On the assembled pearl and jewelry products side, higher sales were due to increased market awareness and exposure. This was achieved through attending international tradeshows and exhibitions, and by engaging in diverse promotions, marketing campaigns and advertising. The sales of assembled pearl jewelry and jewelry products in both Europe and North America have increased during this quarter.

Future Trends

We have managed to gain a firm foothold on the assembled pearl and jewelry finished products because of our ability to cover different market and customer segments, ranging from high-end to low-end products, and appealing to both young and trendy customers as well as mature customers. With our focused marketing strategies, aggressive flexible pricing policies, and our unique design, we believe that we can enhance further growth in our sales. At the same time, through further expansion of our production facilities and capacity, as well as effective control on production costs and expenses, we are confident that we can continue to perform well in the coming quarters.

Results of Operations

Sales and Gross Profit

Net sales for the three months ended June 30, 2005 increased by HK$5.1 million, or 5.1%, to HK$104.2 million, compared to net sales of HK$99.1 million during the same period in 2004. The increase in sales in this quarter is mainly due to the increase in sales of freshwater pearls and assembled jewelry finished products.

Gross profit for the three months ended June 30, 2005 increased by HK$2.2 million, or 8.1%, to HK$29.7 million from HK$27.5 million during the same period in 2004. As a percentage of net sales, gross profit margin increased 0.8% to 28.5% for the three months ended 30 June 2005 from 27.7% during the same period in 2004. The increase in gross profit margin was mainly attributable to the increase in pearl sales and the change in sales mix which have resulted in a slightly higher gross profit margin.

Rental Income

Gross rental income for the three months ended June 30, 2005 was approximately HK$0.9 million representing a decrease of approximately HK$0.7 million, or 42.6%, as compared to HK$1.6 million during the same period in 2004. The decrease in gross rental income was mainly attributable to the reduction in rental income as a result of the disposal of 8th Floor, Harcourt House, No.39 Gloucester Road, Wanchai, Hong Kong and a lower rental income in our Man Sang Industrial City located in Shenzhen, PRC.

Selling, General and Administrative Expenses (“SG&A expenses”)

SG&A expenses were HK$19.9 million, consisting of HK$18.2 million attributable to pearl operations and HK$1.7 million attributable to real estate operations. SG&A expenses for the three months ended June 30, 2005, increased approximately HK$1.1 million, or 6.3%, from HK$18.8 million during the same period in 2004, consisting of HK$17.3 million attributable to pearl operations and HK$1.5 million attributable to real estate. The higher SG&A expenses attributable to the pearl operation are mainly due to higher commission expenses as a result of higher sales, while for the real estate operation, the increase is due to higher depreciation as a result of newly acquired property, plant and equipment.

As a percentage of net sales, SG&A expenses attributable to pearl operations increased 0.1% to 17.5% for the three months ended June 30, 2005, from 17.4% during the same period in 2004.

Interest Expense

Interest expense decreased by HK$38K to nil for the three months ended June 30, 2005 as the Company has fully repaid all bank borrowings.

Interest Income

Interest income increased by HK$986K, to HK$1,045K for the three months ended June 30, 2005, from HK$59K during the same period in 2004. The increase was due principally to higher interest rates and higher account balances during the three months ended June 30, 2005 when compared to same period last year.

Income Tax Expense

Income tax expense for the three months ended June 30, 2005 was HK$2.1 million, compared to the HK$2.5 million during the same period in 2004. The overall decrease was due to increased taxable income being offset by a decrease in the valuation allowance generated during the three months ended June 30, 2005.

Net Income

Net income for the three months ended June 30, 2005 was HK$4.4 million, compared to a net income of HK$3.8 million during the same period in 2004. The increase was mainly attributable to the increase in sales and gross profit during the first quarter of fiscal 2006.

Liquidity and Capital Resources

Our primary liquidity needs are funded by sales of inventory. As of June 30, 2005, we had working capital of HK$369.2 million, which included a cash balance of HK$226.5 million. The current ratio was 10.6 to 1 as of June 30, 2005. Net cash used in operating activities was approximately HK$17.2 million for the three months ended June 30, 2005. Net cash used in investing activities for the three months ended June 30, 2005 was HK$0.6 million and net cash provided by financing activities was HK$1.0 million.

Inventories were HK$99.6 million as of June 30, 2005. The inventory turnover period was 3.7 months as of June 30, 2005.

Accounts receivable were HK$58.9 million as of June 30, 2005. Debtors’ turnover period was 51.6 days as of June 30, 2005.

All of our long-term debt (including the current portion of long-term debt) was fully repaid and the gearing ratio was zero as of June 30, 2005.

We had available working capital facilities of HK$47.0 million with various banks at June 30, 2005. Such banking facilities include letter of credit arrangements, import loans, overdraft and other facilities commonly used in the jewelry business. All such banking facilities bear interest at floating rates generally offered by banks in Hong Kong, and are subject to periodic review. As of June 30, 2005, we had a zero balance on each of these credit facilities.

We believe that our existing cash, cash equivalents, banking facilities and funds to be generated from internal operations will be sufficient to meet our anticipated future liquidity requirements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2005, we had no derivative contracts, such as forward contracts and options to hedge against foreign exchange fluctuations.

During the three months ended June 30, 2005, we made approximately 15.4% of our purchases in US dollars and 65.4% in Hong Kong dollars and RMB combined.

We denominate our sales in either US Dollars or Hong Kong Dollars. Since the Hong Kong Dollar remained “pegged” to the US Dollar at a consistent rate, we feel that the exposure of our sales proceeds to foreign exchange fluctuations is minimal. On the other hand, in the recent announcement made by the PRC government, the RMB was revalued to increase by approximately 2% against the US dollar. The revaluation of the RMB will not be considered significant to our operations as we believe that the risk of a substantial fluctuation of the RMB exchange rate remains low. At March 31, 2005, we have no short-term RMB bank borrowings.

Because most of our purchases are made in currencies that we believe we have a low risk of appreciation or devaluation and our sales are made in US dollars, we have determined that our currency risk in the foreseeable future should not be material, and that no derivative contracts, such as forward contracts and options to hedge against foreign exchange fluctuations, were necessary during this quarter.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in our reports under the Securities and Exchange Act of 1934. In accordance with Rule 14a-15(b) of the Securities and Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005 to ensure that material information relating to the company was made known to them by others within the company, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. No significant change was made in our internal control over financial reporting during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II	OTHER INFORMATION

ITEM 5	OTHER INFORMATION

On August 1, 2005, MSIL approved the issuance to its shareholders of one ordinary share for every ten ordinary shares of MSIL held.

ITEM 6	EXHIBITS

(A)	Exhibits

3.1	Restated Articles of Incorporation including the Certificate of Designation, of the Series A Preferred Stock. (1)
3.2	Certificate of Designation of the Series B Preferred Stock. (2)
3.3	Amended and Restated Bylaws.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

(1)	Incorporated by reference to the Company’s current report on Form 8-K dated January 8, 1996.
(2)	Incorporated by reference to the Company’s registration statement on Form 8-A dated June 17, 1996.

(B)	Reports on Form 8-K

(1)       A report on Form 8-K was filed on April 18, 2005 to announce the appointment of a new independent non-executive director and audit committee member.

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAN SANG HOLDINGS, INC.
Date: August 11, 2005	By: /s/ CHENG Chung Hing, Ricky CHENG Chung Hing, Ricky Chairman of the Board, President, Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Restated Articles of Incorporation including the Certificate of Designation, of the Series A Preferred Stock. (1)
3.2	Certificate of Designation of the Series B Preferred Stock. (2)
3.3	Amended and Restated Bylaws.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

__________________________________

(1)	Incorporated by reference to the Company’s current report on Form 8-K dated January 8, 1996.
(2)	Incorporated by reference to the Company’s registration statement on Form 8-A dated June 17, 1996.