Form 10-Q
period 2005-09-30
MAN SANG HOLDINGS INC
filed 2005-11-14
CIK 807630

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(852) 2317 5300

(Registrant's telephone number, including area code)

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

As of November 14, 2005, 5,820,082 shares of the Registrant's common stock were outstanding.

MAN SANG HOLDINGS, INC. TABLE OF CONTENTS
Page

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements
Condensed Consolidated Balance Sheets at
	September 30, 2005 and March 31, 2005	F-1

Condensed Consolidated Statements of Operations and
Comprehensive Income for the Three and Six Months Ended
September 30, 2005 and 2004 (Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for
the Six Months Ended September 30, 2005 and 2004
(Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements
(Unaudited)	F-5

ITEM 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	1

ITEM 3.	Quantitative and Qualitative Disclosures about
	Market Risk	8

ITEM 4.	Controls and Procedures	9

PART II - OTHER INFORMATION

ITEM 4	Submission of Matters to a Vote of Security Holders	10

ITEM 6	Exhibits	11

SIGNATURES	12

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts expressed in thousands except share data)

	September 30, 2005		March 31, 2005
	US$	HK$	HK$
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	32,658	254,730	243,297
Marketable securities	1,270	9,907	8,422
Accounts receivable, net of allowance for doubtful
accounts of HK$23,903 as of September 30, 2005 and
HK$22,807 as of March 31, 2005	9,215	71,878	47,450
Inventories :
Raw materials	2,053	16,013	18,037
Work in progress	681	5,313	14,520
Finished goods	7,207	56,215	50,148
	9,941	77,541	82,705

Prepaid expenses	548	4,276	4,489
Deposits and other receivables, net of allowance for
doubtful accounts of HK$3,721 as of September 30, 2005
and March 31, 2005	1,151	8,977	5,349
Other current assets	28	217	382
Income tax receivable	88	684	684
Total current assets	54,899	428,210	392,778

Deferred tax assets	202	1,572	258

Property, plant and equipment	21,091	164,508	163,147
Accumulated depreciation	(6,035)	(47,062)	(44,086)
	15,056	117,446	119,061

Real estate investment	7,451	58,117	58,117
Accumulated depreciation	(1,496)	(11,672)	(10,973)
	5,955	46,445	47,144

Total assets	76,112	593,673	559,241

See accompanying notes to condensed consolidated financial statements

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - continued
(Amounts expressed in thousands except share data)

	September 30, 2005		March 31, 2005
	US$	HK$	HK$
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Accounts payable	1,558	12,156	8,588
Accrued payroll and employee benefits	1,500	11,698	11,958
Other accrued liabilities	1,313	10,245	10,617
Income taxes payable	1,444	11,265	4,587
Total current liabilities	5,815	45,364	35,750

Deferred tax liabilities	215	1,674	1,213

Minority interests	34,631	270,122	257,562

Stockholders' equity:
Series A preferred stock, par value US$0.001	-	1	1
- authorized, issued and outstanding: 100,000 shares;
(entitled in liquidation to US$2,500 (HK$19,500))
Series B convertible preferred stock, par value US$0.001	-	-	-
- authorized: 100,000 shares; no shares outstanding
Common stock, par value US$0.001	6	36	35
- authorized: 31,250,000 shares;
issued and outstanding: 5,820,082 shares and 5,569,950
shares as of September 30, 2005 and March 31, 2005
Additional paid-in capital	8,149	63,563	61,660
Retained earnings	26,729	208,488	199,752
Accumulated other comprehensive income	567	4,425	3,268
Total stockholders' equity	35,451	276,513	264,716
Total liabilities and stockholders' equity	76,112	593,673	559,241

See accompanying notes to condensed consolidated financial statements

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30
(Amounts expressed in thousands except share data)

	Three Months Ended September 30,			Six Months Ended September 30,
	2005		2004	2005		2004
	US$	HK$	HK$	US$	HK$	HK$

Net sales	13,809	107,709	107,983	27,163	211,867	207,061
Cost of goods sold	(10,105)	(78,819)	(76,098)	(19,649)	(153,260)	(147,691)
Gross profit	3,704	28,890	31,885	7,514	58,607	59,370

Rental income, gross	120	938	1,301	236	1,843	2,879
	3,824	29,828	33,186	7,750	60,450	62,249
Selling, general and administrative expenses
- Pearls	(2,155)	(16,807)	(25,037)	(4,491)	(35,028)	(42,299)
- Real estate investment	(265)	(2,068)	(3,836)	(486)	(3,789)	(5,339)
Operating income	1,404	10,953	4,313	2,773	21,633	14,611

Non-operating items
- Interest expense	-	-	(40)	-	-	(78)
- Interest income	191	1,485	110	325	2,530	169
- Gain on sales of a real estate investment	-	-	34,248	-	-	34,248
- Other income	47	369	188	105	821	835
Income before income taxes and minority interests	1,642	12,807	38,819	3,203	24,984	49,785

Income taxes	(358)	(2,787)	(1,873)	(625)	(4,874)	(4,340)
Income before minority interests	1,284	10,020	36,946	2,578	20,110	45,445

Minority interests	(733)	(5,719)	(19,666)	(1,458)	(11,374)	(24,412)
Net income	551	4,301	17,280	1,120	8,736	21,033

Other comprehensive income, net of taxes and
minority interests
- Foreign currency translation adjustments	55	430	(6)	53	424	29
- Unrealized holding gain on marketable securities	63	489	265	94	734	57
Other comprehensive income, net of taxes and	118	919	259	147	1,158	86
minority interests

Comprehensive income	669	5,220	17,539	1,267	9,894	21,119

Basic earnings per common share	0.09	0.73	3.08	0.19	1.49	3.75

Diluted earnings per common share	0.09	0.67	2.80	0.18	1.37	3.41

Weighted average number of shares
of common stock
- for basic earnings per share	5,813,289	5,813,289	5,507,450	5,744,262	5,744,262	5,507,450

- for diluted earnings per share	6,286,875	6,286,875	6,057,869	6,277,575	6,277,575	6,058,653

See accompanying notes to condensed consolidated financial statements

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED SEPTEMBER 30
(Amounts expressed in thousands)

	Six Months Ended September 30,
	2005		2004
	US$	HK$	HK$
Cash flow from operating activities:
Net income	1,120	8,736	21,033
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for doubtful debts	192	1,500	7,580
Inventory write down	1,897	14,800	14,200
Impairment loss on long term investment	-	-	856
Compensation expense	-	-	66
Depreciation and amortization	475	3,707	4,361
Gain on disposal of real estate investment	-	-	(34,248)
Gain on disposal of property, plant and equipment	-	-	(20)
Minority interests	1,458	11,374	24,412
Changes in operating assets and liabilities:
Accounts receivable	(3,297)	(25,718)	(8,189)
Inventories	(1,183)	(9,228)	5,230
Prepaid expenses	28	215	44
Deposits and other receivables	(461)	(3,596)	3,545
Other current assets	21	165	4,991
Income taxes receivable	-	-	(88)
Deferred tax assets	(168)	(1,314)	174
Accounts payable	449	3,501	(3,585)
Accrued payroll and employee benefits	(35)	(271)	1,897
Other accrued liabilities	(55)	(428)	32
Deferred tax liabilities	59	461	(483)
Income taxes payable	856	6,678	5,309
Net cash provided by operating activities	1,356	10,582	47,117

Cash flow from investing activities:
Purchase of property, plant and equipment	(275)	(2,142)	(6,586)
Proceeds from disposal of property, plant and equipment	117	914	204
Proceeds from disposal of real estate investment	-	-	64,450
Net cash (used in) provided by investing activities	(158)	(1,228)	58,068

Cash flow from financing activities:
Repayment of long-term debts	-	-	(2,787)
Net proceeds from issuance of common stock	244	1,904	-
Net cash provided by (used in) financing activities	244	1,904	(2,787)

Net increase in cash and cash equivalents	1,442	11,258	102,398
Cash and cash equivalents at beginning of period	31,192	243,297	104,907
Exchange adjustments	24	175	6
Cash and cash equivalents at end of period	32,658	254,730	207,311

Supplementary disclosures of cash flow information
Cash paid during the period for:
Interest and financing charges	-	-	76
Net income taxes paid	-	-	163

See accompanying notes to condensed consolidated financial statements

Man Sang Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2005

(Unaudited)

1. Interim Financial Presentation

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The March 31, 2005 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the annual report of Man Sang Holdings, Inc. (the "Company") on Form 10-K for the fiscal year ended March 31, 2005. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results of the entire year.

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

The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of Hong Kong dollar amounts into United States dollars are for convenience only and have been made at the rate of HK$7.8 to US$1, the approximate free rate of exchange as of September 30, 2005. Such translations should not be construed as representations that Hong Kong dollar amounts could be converted into United States dollars at that rate or any other rate.

3. Recent Accounting Pronouncements

There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company’s financial statements.

4. Earnings Per Share ("EPS")

On July 22, 2005, the Company’s Board of Directors approved a five-for-four stock split of the Company’s common stock, par value US$0.001, effected in the form of a stock dividend for stockholders of record on July 22, 2005. In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin Topic 4C, “Equity Accounts and Change in Capital Structure”, and SFAS No. 128, Earnings Per Share, the Company restated all the share and per share data in these condensed consolidated financial statements for the quarter ended September 30, 2004, to reflect the capital structure subsequent to the five-for-four stock split, which became effective on August 5, 2005.

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

	For the Quarter Ended September 30, 2004	For the Six Months Ended September 30, 2004
	HK$'000	HK$'000
Net income	17,280	21,033
Allocation of undistributed earnings to participating securities (Series A preferred stock)	(308)	(375)
Undistributed earnings to common stock, adjusted	16,972	20,658

	No. of shares	No. of shares
Weighted average-shares outstanding	5,507,450	5,507,450
Effect of dilutive securities - stock options granted by the Company	550,419	551,203
Adjusted weighted average-shares outstanding	6,057,869	6,058,653

	HK$	HK$
Net earnings per share
Basic	3.08	3.75
Diluted	2.80	3.41

	For the Quarter Ended September 30, 2005	For the Six Months Ended September 30, 2005
	HK$'000	HK$'000
Net income	4,301	8,736
Allocation of undistributed earnings to participating securities (Series A preferred stock)	(73)	(149)
Undistributed earnings to common stock, adjusted	4,228	8,587

	No. of shares	No. of shares
Weighted average-shares outstanding	5,813,289	5,744,262
Effect of dilutive securities - stock options granted by the Company	473,586	533,313
Adjusted weighted average-shares outstanding	6,286,875	6,277,575

	HK$	HK$
Net earnings per share
Basic	0.73	1.49
Diluted	0.67	1.37

5. Disclosure of Geographic Information

All of the Company's sales of pearls are coordinated through its Hong Kong subsidiaries. The following is an analysis by destination:

	For the Quarter Ended September 30		For the Six Months Ended September 30
	2005	2004	2005	2004
	HK$'000	HK$'000	HK$'000	HK$'000
Net Sales:
Hong Kong *	9,128	10,293	20,714	25,425

Export:
North America	31,840	40,594	63,118	70,948
Europe (excluding Germany)	16,915	13,444	28,725	32,682
Germany	23,256	21,668	41,447	23,497
Japan	4,854	5,761	25,431	24,443
Other Asian countries	14,451	11,642	21,069	21,834
Others	7,265	4,581	11,363	8,232
	107,709	107,983	211,867	207,061

*	A majority of sales (by dollar amount) in Hong Kong are for re-export to North America and Europe.

The Company operates primarily in one geographic area: Hong Kong and other regions of The People's Republic of China (the "PRC"). The locations of the Company's identifiable assets are as follows:

	September 30, 2005	March 31, 2005
	HK$'000	HK$'000

Hong Kong	505,821	469,158
PRC	87,852	90,083
	593,673	559,241

6. Disclosure of Major Customers

During the three months ended September 30, 2005, there were no customers who accounted for 10.0% or more of total sales. During the six months ended September 30, 2005, one customer accounted for 11.4% of total sales. During the three and six months ended September 30, 2004, two customers accounted for 10.1% and 10.9% of total sales, respectively. Generally, a substantial percentage of the Company's sales has been made to a small number of customers and is typically on an open account basis.

7. Segment Information

Reportable segment profit or loss, and segment assets are disclosed as follows:

Reportable Segment Profit or Loss, and Segment Assets
	For the quarter ended, September 30,		For the six months ended, September 30,
	2005	2004	2005	2004
	HK$'000	HK$'000	HK$'000	HK$'000
Revenues from external customers:
Pearls	107,709	107,983	211,867	207,061
Real estate investment	938	1,301	1,843	2,879
	108,647	109,284	213,710	209,940

Operating income (loss):
Pearls	12,083	6,848	23,579	17,071
Real estate investment	(1,130)	(2,535)	(1,946)	(2,460)
	10,953	4,313	21,633	14,611

Interest expense:
Pearls	-	11	-	24
Real estate investment	-	8	-	15
Corporate assets	-	21	-	39
	-	40	-	78

Depreciation and amortization:
Pearls	1,343	1,379	2,648	2,892
Real estate investment	300	475	600	1,010
Corporate assets	229	230	459	459
	1,872	2,084	3,707	4,361

Capital expenditure for segment assets:
Pearls	1,563	3,560	2,142	6,586
Real estate investment	-	-	-	-
Corporate assets	-	-	-	-
	1,563	3,560	2,142	6,586

			As of September 30, 2005	As of March 31, 2005
			HK$'000	HK$'000
Segment assets:
Pearls			480,942	449,219

Real estate investment	61,798	62,232
Corporate assets	50,933	47,790
	593,673	559,241

8. Common Stock

On July 22, 2005, the Company’s Board of Directors approved a five-for-four stock split of the Company’s common stock, par value US$0.001, effected in the form of a stock dividend for stockholders of record on July 22, 2005 and is distributed on August 5, 2005.

For the three months ended September 30, 2005, 100,000 stock options were exercised at a price of US$1.22 per share. A total of 100,000 common stock, par value of US$0.001 was issued accordingly.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are, by their nature, subject to risks and uncertainties. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Form 10-Q are forward looking. Words such as "anticipates," "believes," "expects," "future" and "intends" and similar expressions may identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to: our future performance, our expansion efforts, demand for our products; the state of economic conditions and our markets; currency and exchange rate fluctuations; and our ability to meet our liquidity requirements. These forward-looking statements are based on assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe to be appropriate in particular circumstances. However, whether actual results and developments will meet our expectations and predictions depend on a number of known and unknown risks and uncertainties and other factors, any or all of which could cause actual results, performance or achievements to differ materially from our expectations, whether expressed or implied by such forward-looking statements (which may relate to, among other things, the Company's sales, costs and expenses, income, inventory performance, and receivables). Primarily engaged in the processing and trading of pearls and pearl jewelry products, and in real estate investment, our ability to achieve our objectives and expectations are derived at least in part from assumptions regarding economic conditions, consumer tastes, and developments in our competitive environment. The following assumptions, among others, could materially affect the likelihood that we will achieve our objectives and expectations communicated through these forward-looking statements: (i) that low or negative growth in the economies or the financial markets of our customers, particularly in the United States and in Europe, will not occur and reduce discretionary spending on goods that might be perceived as "luxuries"; (ii) that the Hong Kong dollar will remain pegged to the US dollar at US$1 to HK$7.8; (iii) that customer's choice of pearls vis-à-vis other precious stones and metals will not change adversely; (iv) that we will continue to obtain a stable supply of pearls in the quantities, of the quality and on terms we require; (v) that there will not be a substantial adverse change in the exchange relationship between the renminbi ("RMB") and the Hong Kong or US dollar; (vi) that there will not be a substantial increase in the tax burdens of our subsidiaries operating in the PRC; (vii) that there will not be a substantial change in climate and environmental conditions at the source regions of pearls that could have a material adverse effect on the supply and pricing of pearls; and (viii) that there will not be a substantial adverse change in the real estate market conditions in the PRC and in Hong Kong. The following discussion of our results of operation, and liquidity and capital resources should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Form 10-Q and with our annual report on Form 10-K for the year ended March 31, 2005, which contains a further description of risks and uncertainties related to forward-looking statements, as well as other aspects of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We will not publicly release any revisions to these forward-looking statements after the date hereof. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.

Overview

For the six months ended September 30, 2005, we recorded a net sales of approximately HK$211.9 million, representing an increase of 2.3% as compared to the same period last year.

The increase in net sales is due to the increase in the sale of freshwater pearls, freshwater pearl finished products as well as South Sea pearls. We are continuing to adjust our sales and marketing strategies to meet market demand. Among all types of pearls, South Sea pearls including white and gold South Sea pearls and Tahitian black pearls now comprise 46.3% of our total net sales. On the finished products side, we recorded positive growth in our performance, especially on the pearl jewelry products.

We have responded to the latest market conditions in order to meet the market trend and customers’ taste and preferences. By adopting flexible marketing strategies, diversified promotion activities, as well as rendering custom-made services, we are confident that we can further expand our customer base and business.

To further expand market share of pearls and non-pearl jewelry finished products, we have re-aligned our resources to take advantage of our competitive strengths in pearls and non-pearl jewelry products to meet market demand. In addition, we continue to stream-line our operations to increase our productivity and production efficiency on the back-end support side. Also, we have developed our own design teams to develop unique and innovative designs with a diversified range of products to suit different customers’ taste and demand.

For the six months ended September 30, 2005, net income was approximately HK$8.7 million, representing a decrease of 58.5% as compared to the same period last year. This was due to the effect of the HK$34.2 million gain on disposal of one of our real estate investment booked in the second quarter last year. Excluding the effect of this one time gain in last year, the net income increased by 112.3% when compared to the same period last year.

Future Trends

Due to the adverse effects generated by higher oil prices, higher interest rates and the outbreak of avian flu, the global economy may slow down with weakened consumer sentiments during the remainder of this fiscal year. However, we expect to minimize adverse effects of these challenges by virtue of our solid experience in the industry and flexible marketing strategies. We are constantly modifying our business strategies and implementing stringent cost control measures to maintain our leading position in the industry.

Last but not the least, we will continue to evaluate every investment opportunity in pursuing continuous growth and development. Attention is expected to be focused on potential investment opportunities in the PRC due to its robust economic development. Looking ahead, we are confident in facing any future challenges and will continue to gear towards our business future.

Results of Operations

For the Six-Month Period Ended September 30, 2005 compared to Six-Month Period Ended September 30, 2004.

Sales and Gross Profit

Net sales for the six months ended September 30, 2005 increased by HK$4.8 million, or 2.3% to HK$211.9 million, as compared to net sales of HK$207.1 million for the six months ended September 30, 2004. The increase is attributable to the increase in the sale of freshwater pearls, freshwater pearl finished products and South Sea pearls.

Gross profit for the six months ended September 30, 2005 decreased by HK$0.8 million, or 1.3%, to HK$58.6 million, as compared to gross profit of HK$59.4 million for the six months ended September 30, 2004. As a percentage of net sales, gross profit margin decreased

1.0% to 27.7% for the six months ended September 30, 2005 from 28.7% for the six months ended September 30, 2004. This is mainly due to the flexible pricing strategy on South Sea pearls in boosting our sales.

Rental Income

Gross rental income for the six month periods ended September 30, 2005, decreased by HK$1.1 million, or 36.0% to HK$1.8 million, as compared to gross rental income of HK$2.9 million for the six months ended September 30, 2004. The decrease in gross rental income was mainly attributable to the reduction in rental income as a result of the disposal of 8th Floor, Harcourt House, No.39 Gloucester Road, Wanchai, Hong Kong and lower rental income from our Man Sang Industrial City located in Shenzhen, PRC.

Selling, General and Administrative Expense ("SG&A expense")

SG&A expense for the six months ended September 30, 2005 was HK$38.8 million, consisting of HK$35.0 million attributable to pearl operations and HK$3.8 million attributable to real estate operations. SG&A expense for the six months ended September 30, 2005, decreased approximately HK$8.8 million, or 18.5%, as compared to SG&A expense of HK$47.6 million for the six months ended September 30, 2004, which consisted of HK$42.3 million attributable to pearl operations and HK$5.3 million attributable to real estate operations. The lower SG&A expense attributable to pearl operations was mainly due to lower provision for doubtful accounts as compared to the same period in fiscal 2005. The lower SG&A expense attributable to real estate operations was mainly due to the lack of a one-time write-off of a receivable related to a vacancy in one of our properties in Man Sang Industrial City in Shenzhen, which occurred during the same period in fiscal 2005.

As a percentage of net sales, SG&A expenses attributable to pearl operations decreased 3.9% to 16.5% for the six months ended September 30, 2005 from 20.4% for the six months ended September 30, 2004.

Interest Expense

Interest expense decreased by HK$78K* to nil for the six months ended September 30, 2005 as the we have fully repaid all bank borrowings.

_________________________

* As used in this report, the letter “K” appearing immediately after a Hong Kong dollar amount denotes rounding to the nearest HK$1,000; as an example, HK$250,499 may be rounded to “HK$250K.”

Interest Income

Interest income increased by HK$2.4 million, or 1,397.0%, to HK$2.5 million for the six months ended September 30, 2005, as compared to interest income of HK$169K for the six months ended September 30, 2004. The increase was due principally to higher cash balances during the six months ended September 30, 2005.

Income Tax Expense

Income tax expense for the six months ended September 30, 2005 was HK$4.9 million, as compared to the HK$4.3 million during the six months ended September 30, 2004. The increase was due to higher taxable income generated during the six months ended September 30, 2005.

Net Income

Net income for the six months ended September 30, 2005 was HK$8.7 million, as compared to net income of HK$21.0 million for the six months ended September 30, 2004. The decrease was mainly attributable to a gain on the disposal of real estate during the second quarter last fiscal year, which did not recur during this fiscal period. Such decrease was mitigated by lower SG&A expenses.

Results of Operations

Three-Month Period Ended September 30, 2005 compared to Three-Month Period Ended September 30, 2004.

Sales and Gross Profit

Net sales for the three months ended September 30, 2005 decreased by HK$274K, or 0.3% to HK$107.7 million, as compared to net sales of HK$108.0 million during the three months ended September 30, 2004.

Gross profit for the three months ended September 30, 2005 decreased by HK$3.0 million, or 9.4%, to HK$28.9 million, as compared to gross profit of HK$31.9 million in the three months ended September 30, 2004. As a percentage of net sales, gross profit margin decreased 2.7% to 26.8% for the three months ended September 30, 2005, as compared with gross profit margin of 29.5% for the three months ended September 30, 2004. The decrease in gross profit margin was mainly attributable to the flexible pricing strategy on South Sea pearls in boosting our sales.

Rental Income

Gross rental income for the three months ended September 30, 2005 was approximately HK$0.9 million representing a decrease of approximately HK$363K, or 27.9%, as compared to gross rental income of HK$1.3 million for the three months ended September 30, 2004. The decrease in gross rental income was mainly attributable to the reduction of rental income as a result of the disposal of 8th Floor, Harcourt House, No. 39 Gloucester Road, Wanchai, Hong Kong.

Selling, General and Administrative Expense ("SG&A expense")

SG&A expense was HK$18.9 million for the three months ended September 30, 2005, consisting of HK$16.8 million attributable to pearl operations and HK$2.1 million attributable to real estate operations. SG&A expense for the three months ended September 30, 2005, decreased approximately HK$9.9 million, or 34.6%, as compared to SG&A expense of HK$28.8 million for the three months ended September 30, 2004, which consisted of HK$25.0 million attributable to pearl operations and HK$3.8 million attributable to real estate operations. The decrease in SG&A expense attributable to pearl operations was mainly due to lower provision for doubtful accounts and the other-than-temporary impairment of a long-term investment during the same period in fiscal 2005 which did not appear in this fiscal year. The decrease in SG&A expense attributable to the real estate side was mainly due to the lack of a one time write-off of a receivable related to a recent vacancy in one of our properties in Man Sang Industrial City in Shenzhen, which occurred during the same period in fiscal 2005.

As a percentage of net sales, SG&A expense attributable to pearl operations decreased 7.6% to 15.6% for the three months ended September 30, 2005 from 23.2% for the three months ended September 30, 2004.

Interest Expense

Interest expense decreased by HK$40K to nil for the three months ended September 30, 2005 as the Company has fully repaid all bank borrowings.

Interest Income

Interest income increased by HK$1.4 million, or 1,250.0%, to HK$1.5 million for the three months ended September 30, 2005, as compared to interest income of HK$110K for the three months ended September 30, 2004. The increase was due principally to higher cash balances during the three months ended September 30, 2005.

Income Tax Expense

Income tax expense for the three months ended September 30, 2005 was HK$2.8 million, as compared to HK$1.9 million for the three months ended September 30, 2004. The increase was due to higher taxable income generated during the three months ended September 30, 2005.

Net Income

Net income for the three months ended September 30, 2005 was HK$4.3 million, as compared to net income of HK$17.3 million during the three months ended September 30, 2004. The decrease was mainly attributable to a gain on the disposal of real estate in the second quarter last fiscal year, which did not recur during this fiscal period. Such decrease was mitigated by lower SG&A expenses.

Liquidity and Capital Resources

Our primary liquidity needs are funded by collection of accounts receivable and sales of inventory. As of September 30, 2005, we had working capital of HK$382.8 million, which included a cash balance of HK$254.7 million. The current ratio was 9.4 to 1 as of September 30, 2005. Net cash provided by operating activities was approximately HK$10.6 million for the six months ended September 30, 2005. Net cash used in investing activities for the six months ended September 30, 2005 was HK$1.2 million and net cash provided by financing activities was HK$1.9 million.

Inventories accounted for HK$77.5 million as of September 30, 2005. The inventory turnover period was 3.1 months as of September 30, 2005.

Accounts receivable were HK$71.9 million as of September 30, 2005. Debtors' turnover period was 61.9 days as of September 30, 2005.

All of our long-term debt (including the current portion of long-term debt) was fully repaid and the gearing ratio was zero as of September 30, 2005.

We had available working capital facilities of HK$47.0 million with various banks at September 30, 2005. Such banking facilities include letter of credit arrangements, import loans, overdrafts and other facilities commonly used in the jewelry business. All such banking facilities bear interest at floating rates generally offered by banks in Hong Kong and are subject to periodic review. As of September 30, 2005, we had a zero balance on each of these credit facilities.

We believe that our existing cash, cash equivalents, banking facilities and funds to be generated from internal operations will be sufficient to meet our anticipated future liquidity requirements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2005, we had no derivative contracts, such as forward contracts and options to hedge against foreign exchange fluctuations.

During the six months ended September 30, 2005, we made approximately 16.4% of our purchases in US dollars, and 21.1% in Hong Kong dollars, 41.4% in Japanese Yen and 4.7% in RMB.

We denominate our sales in either US dollars or Hong Kong dollars. Since the Hong Kong dollar remained "pegged" to the US dollar at a consistent rate, we feel that the exposure of our sales proceeds to foreign exchange fluctuations is minimal. On the other hand, the potential revaluation of the RMB will not be considered significant to our operations as we believe that the risk of a substantial fluctuation of the RMB exchange rate remains low. At September 30, 2005, we have no short-term RMB bank borrowings. In addition, the transaction settled in Japanese Yen is due to a non-recurring purchase made during this fiscal period and therefore the risk of foreign currency exposure on Japanese Yen remains low.

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

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in our reports under the Securities and Exchange Act of 1934. In accordance with Rule 14a-15(b) of the Securities and Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005 to ensure that material information relating to the company was made known to them by others within the company, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. No significant change was made in our internal control over financial reporting during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II     OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on August 1, 2005 in Tsimshatsui, Kowloon, Hong Kong

1) Election of Directors

All six incumbent directors were re-elected without opposition to serve one-year terms in office. The results of this election were as follows:

Name of Director	For	Withheld
Cheng Chung Hing, Ricky	4,325,141 votes of common stockholders and 100,000 votes from preferred stockholders	2,000
Cheng Tai Po	4,325,141 votes of common stockholders and 100,000 votes from preferred stockholders	2,000
Hung Kwok Wing, Sonny	4,325,141 votes of common stockholders and 100,000 votes from preferred stockholders	2,000
Lai Chau Ming, Matthew	4,325,141 votes of common stockholders and 100,000 votes from preferred stockholders	2,000
Yuen Ka Lok, Ernest	4,325,141 votes of common stockholders and 100,000 votes from preferred stockholders	2,000
Wong Gee Hang, Henry	4,325,141 votes of common stockholders and 100,000 votes from preferred stockholders	2,000

2) Ratification of Independent Auditors

The appointment of Moores Rowland Mazars as the independent auditors for fiscal year 2006 was ratified. The results of the shareholder vote were as follows:

	For	Against	Abstain
Appointment of Moores Rowland Mazars as independent auditors	4,322,141 votes of common stockholders and 100,000 votes from preferred stockholders	5,000	Nil

ITEM 6	EXHIBITS

(A)	Exhibits
3.1	Restated Articles of Incorporation including the Certificate of Designation, of the Series A Preferred Stock. (1)
3.2	Certificate of Designation of the Series B Preferred Stock. (2)
3.3	Amended and Restated Bylaws. (3)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

(1)	Incorporated by reference to the Company's current report on Form 8-K dated January 8, 1996.
(2)	Incorporated by reference to the Company's registration statement on Form 8-A dated June 17, 1996.
(3)	Incorporated by reference to the Company’s quarterly report on Form 10-Q dated August 11, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAN SANG HOLDINGS, INC.

Date: November 14, 2005

By:       /s/ CHENG Chung Hing, Ricky

CHENG Chung Hing, Ricky

Chief Executive Officer