Form 10-Q
period 2005-12-31
MAN SANG HOLDINGS INC
filed 2006-02-14
CIK 807630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

Commission File Number: 33-10639-NY

MAN SANG HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0539570
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

21/F, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong

(Address of principal executive officers)

(852) 2317 5300

(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the Registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in (as defined n Rule 12b-2 of the Exchange Act).

Large accelerated filer	Accelerated filer	Non-accelerated filer	X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes                  No X

As of February 14, 2006, 6,382,582 shares of the Registrant's common stock were outstanding.

MAN SANG HOLDINGS, INC.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Condensed Consolidated Balance Sheets as at
December 31, 2005 and March 31, 2005	F-1

Condensed Consolidated Statements of Operations and
Comprehensive Income for the Three and Nine Months Ended
December 31, 2005 and 2004 (unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for
the Nine Months Ended December 31, 2005 and 2004 (unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (unaudited)	F-5

ITEM 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	1

ITEM 3.	Quantitative and Qualitative Disclosures about
	Market Risk	8

ITEM 4.	Controls and Procedures	9

PART II - OTHER INFORMATION

ITEM 6.	Exhibits	10

SIGNATURES	11

PART 1 - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts expressed in thousands except share data)
	December 31, 2005		March 31, 2005
	US$	HK$	HK$
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	33,650	262,467	243,297
Marketable securities	1,939	15,123	8,422
Accounts receivable, net of allowance for doubtful
accounts of HK$23,903 as of December 31, 2005 and
HK$22,807 as of March 31, 2005	7,557	58,943	47,450
Inventories :
Raw materials	1,654	12,900	18,037
Work in progress	1,619	12,632	14,520
Finished goods	7,510	58,579	50,148
	10,783	84,111	82,705

Prepaid expenses	772	6,022	4,489
Deposits and other receivables, net of allowance for
doubtful accounts of HK$3,721 as of December 31, 2005
and March 31, 2005	1,092	8,515	5,349
Other current assets	19	146	382
Income tax receivable	76	589	684
Total current assets	55,888	435,916	392,778

Deferred tax assets	208	1,625	258

Property, plant and equipment	19,419	151,465	163,147
Accumulated depreciation	(6,239)	(48,661)	(44,086)
	13,180	102,804	119,061

Real estate investment	9,653	75,290	58,117
Accumulated depreciation	(1,541)	(12,016)	(10,973)
	8,112	63,274	47,144

Total assets	77,388	603,619	559,241

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - continued
(Amounts expressed in thousands except share data)

	December 31, 2005		March 31, 2005
	US$	HK$	HK$
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	1,493	11,644	8,588
Accrued payroll and employee benefits	1,427	11,133	11,958
Other accrued liabilities	1,107	8,631	10,617
Income taxes payable	1,632	12,732	4,587
Total current liabilities	5,659	44,140	35,750

Deferred tax liabilities	226	1,760	1,213

Minority interests	35,165	274,285	257,562

Stockholders' equity:
Series A preferred stock, par value US$0.001	-	1	1
- authorized, issued and outstanding: 100,000 shares;
(entitled in liquidation to US$2,500 (HK$19,500))
Series B convertible preferred stock, par value US$0.001	-	-	-
- authorized: 100,000 shares; no shares outstanding
Common stock, par value US$0.001	6	49	35
- authorized: 31,250,000 shares;
issued and outstanding: 6,382,582 shares and 5,569,950
shares as of December 31, 2005 and March 31, 2005
Additional paid-in capital	8,666	67,598	61,660
Retained earnings	27,051	210,993	199,752
Accumulated other comprehensive income	615	4,793	3,268
Total stockholders' equity	36,338	283,434	264,716
Total liabilities and stockholders' equity	77,388	603,619	559,241

See accompanying notes to condensed consolidated financial statements

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited) FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31
(Amounts expressed in thousands except share data)

	Three Months Ended December 31,			Nine Months Ended December 31,
	2005		2004	2005		2004
	US$	HK$	HK$	US$	HK$	HK$

Net sales	11,560	90,174	109,074	38,723	302,041	316,135
Cost of goods sold	(8,515)	(66,423)	(80,674)	(28,164)	(219,683)	(228,365)
Gross profit	3,045	23,751	28,400	10,559	82,358	87,770

Rental income, gross	75	585	831	311	2,428	3,710
	3,120	24,336	29,231	10,870	84,786	91,480
Selling, general and administrative expenses
- Pearls	(2,356)	(18,377)	(20,649)	(6,847)	(53,405)	(62,948)
- Real estate investment	(147)	(1,158)	(3,489)	(633)	(4,947)	(8,828)
Operating income	617	4,801	5,093	3,390	26,434	19,704

Non-operating items
- Interest expense	-	-	(22)	-	-	(100)
- Interest income	291	2,272	286	616	4,802	455
- Gain on sales of a real estate investment	-	-	-	-	-	34,248
- Other income	50	392	307	155	1,213	1,142
Income before income taxes and minority interests	958	7,465	5,664	4,161	32,449	55,449

Income taxes	(150)	(1,174)	(1,833)	(775)	(6,048)	(6,173)

Income before minority interests	808	6,291	3,831	3,386	26,401	49,276

Minority interests	(486)	(3,786)	(2,509)	(1,944)	(15,160)	(26,921)

Net income	322	2,505	1,322	1,442	11,241	22,355

Other comprehensive income (loss), net of taxes and
minority interests
- Foreign currency translation adjustments	38	287	(13)	91	710	16
- Unrealized holding gain on marketable securities	10	81	493	104	815	550
Other comprehensive income (loss), net of taxes and
minority interests	48	368	480	195	1,525	566

Comprehensive income	370	2,873	1,802	1,637	12,766	22,921

Basic earnings per common share	0.05	0.41	0.24	0.24	1.89	3.99

Diluted earnings per common share	0.05	0.39	0.21	0.23	1.76	3.53

Weighted average number of shares
of common stock
- for basic earnings per share	6,058,533	6,058,533	5,507,450	5,849,400	5,849,400	5,507,450

- for diluted earnings per share	6,325,762	6,325,762	6,235,998	6,292,956	6,292,956	6,213,348

See accompanying notes to condensed consolidated financial statements

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) FOR THE NINE MONTHS ENDED DECEMBER 31
(Amounts expressed in thousands)

	Nine Months Ended December 31,
	2005		2004
	US$	HK$	HK$
Cash flows from operating activities:
Net income	1,442	11,241	22,355
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for doubtful debts	192	1,500	9,228
Inventory write down	2,436	19,000	23,200
Impairment loss on property, plant and equipment	-	-	2,617
Impairment loss on long term investment	-	-	856
Compensation expense	-	-	90
Depreciation and amortization	720	5,613	6,377
Gain on disposal of property, plant and equipment	-	-	(136)
Gain on disposal of real estate investment	-	-	(34,248)
Minority interests	1,944	15,160	26,921
Changes in operating assets and liabilities:
Accounts receivable	(1,627)	(12,688)	527
Inventories	(2,557)	(19,945)	(20,874)
Prepaid expenses	(196)	(1,531)	(1,241)
Deposits and other receivables	(401)	(3,130)	4,474
Other current assets	30	236	5,419
Income taxes receivable	12	95	(88)
Deferred tax assets	(175)	(1,367)	174
Accounts payable	382	2,981	(2,620)
Accrued payroll and employee benefits	(107)	(838)	2,820
Other accrued liabilities	(263)	(2,049)	574
Deferred tax liabilities	70	547	(346)
Income taxes payable	1,044	8,145	6,577
Net cash provided by operating activities	2,946	22,970	52,656

Cash flows from investing activities:
Purchase of property, plant and equipment	(745)	(5,811)	(8,597)
Purchase of marketable securities	(648)	(5,051)	-
Proceeds from disposal of property, plant and equipment	117	914	320
Proceeds from disposal of real estate investment	-	-	64,450
Net cash (used in) provided by investing activities	(1,276)	(9,948)	56,173

Cash flows from financing activities:
Repayment of long-term debts	-	-	(11,591)
Net proceeds from issuance of common stock	763	5,952	-
Net cash provided by (used in) financing activities	763	5,952	(11,591)

Net increase in cash and cash equivalents	2,433	18,974	97,238
Cash and cash equivalents at beginning of period	31,192	243,297	104,907
Exchange adjustments	25	196	6
Cash and cash equivalents at end of period	33,650	262,467	202,151

Supplementary disclosures of cash flow information
Cash (refunded) paid during the period for:
Interest and financing charges	-	-	108
Net income taxes (refunded) paid	(1)	(7)	163

See accompanying notes to condensed consolidated financial statements

Man Sang Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 31, 2005

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

The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of Hong Kong dollar amounts into United States dollars are for convenience only and have been made at the rate of HK$7.8 to US$1, the approximate free rate of exchange as of December 31, 2005. Such translations should not be construed as representations that Hong Kong dollar amounts could be converted into United States dollars at that rate or any other rate.

3. Recent Accounting Pronouncements

There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company's financial statements.

4. Earnings Per Share ("EPS")

On July 22, 2005, the Company's Board of Directors approved a five-for-four stock split of the Company's common stock, par value US$0.001, effected in the form of a stock dividend for stockholders of record on July 22, 2005. In accordance with the Securities and Exchange Commission's Staff Accounting Bulletin Topic 4C, "Equity Accounts and Change in Capital Structure", and SFAS No. 128, Earnings Per Share, the Company restated all the share and per share data in these condensed consolidated financial statements for the quarter ended December 31, 2005, to reflect the capital structure subsequent to the five-for-four stock split, which became effective on August 5, 2005.

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

	For the Quarter Ended December 31, 2004	For the Nine Months Ended December 31, 2004
	HK$'000	HK$'000
Net income	1,322	22,355
Allocation of undistributed earnings to participating securities (Series A preferred stock)	(23)	(399)
Undistributed earnings to common stock, adjusted	1,299	21,956

	No. of shares	No. of shares
Weighted average-shares outstanding	5,507,450	5,507,450
Effect of dilutive securities stock options granted by the Company	728,548	705,898
Adjusted weighted average-shares outstanding	6,235,998	6,213,348

	HK$	HK$
Net earnings per share
Basic	0.24	3.99
Diluted	0.21	3.53

	For the Quarter Ended December 31, 2005	For the Nine Months Ended December 31, 2005
	HK$'000	HK$'000
Net income	2,505	11,241
Allocation of undistributed earnings to participating securities (Series A preferred stock)	(41)	(189)
Undistributed earnings to common stock, adjusted	2,464	11,052

	No. of shares	No. of shares
Weighted average-shares outstanding	6,058,533	5,849,400
Effect of dilutive securities-stock options granted by the Company	267,229	443,556
Adjusted weighted average-shares outstanding	6,325,762	6,292,956

	HK$	HK$
Net earnings per share
Basic	0.41	1.89
Diluted	0.39	1.76

5. Disclosure of Geographic Information

All of the Company's sales of pearls are coordinated through its Hong Kong subsidiaries. The following is an analysis by destination:

	For the Quarter Ended December 31		For the Nine Months Ended December 31
	2005	2004	2005	2004
	HK$'000	HK$'000	HK$'000	HK$'000
Net Sales:
Hong Kong *	9,110	10,118	29,824	35,543

Export:
North America	26,131	40,674	89,249	111,622
Europe (excluding Germany)	13,522	3,418	42,247	36,100
Germany	25,231	33,148	66,678	56,645
Japan	8,860	15,110	34,291	39,553
Other Asian countries	4,124	3,423	25,193	25,257
Others	3,196	3,183	14,559	11,415
	90,174	109,074	302,041	316,135

*	A majority of sales (by dollar amount) in Hong Kong are for re-export to North America and Europe.

The Company operates primarily in one geographic area: Hong Kong and other regions of the People's Republic of China (the "PRC"). The locations of the Company's identifiable assets are as follows:

	December 31, 2005	March 31, 2005
	HK$'000	HK$'000

Hong Kong	505,229	469,158
PRC	98,390	90,083
	603,619	559,241

6. Disclosure of Major Customers

During the three months ended December 31, 2005, one customer accounted for 16.3% of total sales. During the nine months ended December 31, 2005, two customers accounted for 10.8% each of total sales. During the three months ended December 31, 2004, two customers accounted for 12.8% and 10.5% of total sales, respectively. During the nine months ended December 31, 2004, one customer accounted for 11.6% of total sales. Generally, a substantial percentage of the Company's sales has been made to a small number of customers and is typically on an open account basis.

7. Segment Information

Reportable segment profit or loss, and segment assets are disclosed as follows:

Reportable Segment Profit or Loss, and Segment Assets
	For the quarter ended, December 31		For the nine months ended, December 31
	2005	2004	2005	2004
	HK$'000	HK$'000	HK$'000	HK$'000
Revenues from external customers:
Pearls	90,174	109,074	302,041	316,135
Real estate investment	585	831	2,428	3,710
	90,759	109,905	304,469	319,845

Operating income (loss):
Pearls	5,374	7,751	28,953	24,822
Real estate investment	(573)	(2,658)	(2,519)	(5,118)
	4,801	5,093	26,434	19,704

Interest expense:
Pearls	-	9	-	33
Real estate investment	-	3	-	18
Corporate assets	-	10	-	49
	-	22	-	100

Depreciation and amortization:
Pearls	1,344	1,473	3,992	4,364
Real estate investment	332	314	932	1,324
Corporate assets	230	230	689	689
	1,906	2,017	5,613	6,377

Capital expenditure for segment assets:
Pearls	3,670	2,011	5,811	8,597
Real estate investment	-	-	-	-
	3,670	2,011	5,811	8,597

			As of December 31, 2005	As of March 31, 2005
			HK$'000	HK$'000
Segment assets:
Pearls			482,033	449,219
Real estate investment			63,274	62,232
Corporate assets			58,312	47,790
			603,619	559,241

8. Common Stock

For the three months ended December 31, 2005, 250,000 and 312,500 stock options were exercised on November 22, 2005 at the exercise price of US$0.976 per share and US$0.88 per share, respectively. A total of 562,500 common shares, par value of US$0.001 were issued accordingly.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are, by their nature, subject to risks and uncertainties. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Form 10-Q are forward looking. Words such as "anticipates," "believes," "expects," "future" and "intends" and similar expressions may identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to: our future performance, our expansion efforts, demand for our products; the state of economic conditions and our markets; currency and exchange rate fluctuations; and our ability to meet our liquidity requirements. These forward-looking statements are based on assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe to be appropriate in particular circumstances. However, whether actual results and developments will meet our expectations and predictions depend on a number of known and unknown risks and uncertainties and other factors, any or all of which could cause actual results, performance or achievements to differ materially from our expectations, whether expressed or implied by such forward-looking statements (which may relate to, among other things, the Company's sales, costs and expenses, income, inventory performance, and receivables). Primarily engaged in the processing and trading of pearls and pearl jewelry products, and in real estate investment, our ability to achieve our objectives and expectations are derived at least in part from assumptions regarding economic conditions, consumer tastes, and developments in our competitive environment. The following assumptions, among others, could materially affect the likelihood that we will achieve our objectives and expectations communicated through these forward-looking statements: (i) that low or negative growth in the economies or the financial markets of our customers, particularly in the United States and in Europe, will not occur and reduce discretionary spending on goods that might be perceived as "luxuries"; (ii) that the Hong Kong dollar will remain pegged to the U.S. dollar at US$1 to HK$7.8; (iii) that customer's choice of pearls vis-à-vis other precious stones and metals will not change adversely; (iv) that we will continue to obtain a stable supply of pearls in the quantities, of the quality and on terms we require; (v) that there will not be a substantial adverse change in the exchange relationship between the renminbi ("RMB") and the Hong

Kong or U.S. dollar; (vi) that there will not be a substantial increase in the tax burdens of our subsidiaries operating in the PRC; (vii) that there will not be a substantial change in climate and environmental conditions at the source regions of pearls that could have a material adverse effect on the supply and pricing of pearls; and (viii) that there will not be a substantial adverse change in the real estate market conditions in the PRC and in Hong Kong. The following discussion of our results of operation, and liquidity and capital resources should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Form 10-Q and with our annual report on Form 10-K for the year ended March 31, 2005, which contains a further description of risks and uncertainties related to forward-looking statements, as well as other aspects of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We will not publicly release any revisions to these forward-looking statements after the date hereof. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.

Overview

For the nine months ended December 31, 2005, sales decreased approximately by 4.5% to HK$ 302.0 million. This decrease in sales is primarily due to the decline in demand of South Sea pearls of our U.S. customers and partly due to strong upward swing of bullion prices in 2005 which has negatively impacted the sales of our assembled jewelry products. Despite the decrease of total sales as compared to the same quarter of last fiscal year, South Sea pearls remain the Company's major sales contributor. In addition, the European market shows a healthy growth while the North American market has dropped in its performance during this quarter. Although total net sales have declined, the gross profit margin still remains comparable to last year's level, reflecting a slight drop of only 0.5%.

With increasing bank interest rates, the Company benefits from the higher interest income on fixed deposits when compared to same period last year. In addition, lower selling, general and administrative expenses due to lower bad debt provision made in this fiscal year also accounts for the higher net income when compared to last fiscal year without taking into account the one-time gain on the sale of our real estate investment that occurred in the last fiscal year.

Future Trends

We will continue to explore new markets and new business opportunities to expand our business while maintaining our high quality of service to our existing customers. We will apply the right strategies to adapt to the change in market conditions. We expect that our continuing efforts at effective cost control measures will help achieve better results.

Despite the expected industry slowdown in sales this year, the strong upward swing in bullion price may cause gold, platinum and silver jewelry products retailers to rely less on such precious metals and to incorporate more pearls into its jewelry products. As a result, we expect that the market demand in pearls for jewelry products will increase. Looking forward, we will be working hard to achieve a promising result in the coming quarter.

Results of Operations

For the Nine-Month Period Ended December 31, 2005 compared to Nine-Month Period Ended December 31, 2004.

Sales and Gross Profit

Net sales for the nine months ended December 31, 2005 decreased by HK$14.1 million, or 4.5% to HK$302.0 million, compared to net sales of HK$316.1 million for the nine months ended December 31, 2004. This decrease in sales is primarily due to the decline in demand of South Sea pearls of our U.S. customers and partly due to strong upward swing of bullion prices in 2005 which has negatively impacted the sales of our assembled jewelry products.

Gross profit for the nine months ended December 31, 2005 decreased by HK$5.4 million, or 6.2%, to HK$82.4 million from HK$87.8 million for the nine months ended December 31, 2004. As a percentage of net sales, gross profit margin decreased 0.5% to 27.3% for the nine months ended December 31, 2005 from 27.8% for the nine months ended December 31, 2004. Although total net sales has declined, the gross profit margin still remains comparable to last year's level, reflecting a slight drop of only 0.5%.

Rental Income

Gross rental income for the nine months ended December 31, 2005 was HK$2.4 million compared to HK$3.7 million for the nine months ended December 31, 2004, representing a decrease of HK$1.3 million, or 34.6%.  The decrease in gross rental income was mainly attributable to the reduction in rental income as a result of the disposal of 8th Floor, Harcourt House, No. 39 Gloucester Road, Wanchai, Hong Kong and lower rental income received from our Man Sang Industrial City located in Shenzhen, PRC.

Selling, General and Administrative Expense ("SG&A expense")

SG&A expense for the nine months ended December 31, 2005 was HK$58.4 million, consisting of HK$53.4 million attributable to pearl operations and HK$5.0 million attributable to real estate operations. SG&A expense for the nine months ended December 31, 2005, decreased approximately HK$13.4 million, or 18.7%, from HK$71.8 million for the nine months ended December 31, 2004, which consisted of HK$63.0 million attributable to pearl operations and HK$8.8 million attributable to real estate operations. The lower SG&A expense attributable to pearl operations was mainly due to lower provisions for doubtful accounts and the lack of an impairment loss on property, plant and equipment that occurred in the same period during the last fiscal year. The lower SG&A expense attributable to real estate operations was mainly due to the lack of a one-time write-off of a receivable related to a vacancy in one of our properties in Man Sang Industrial City in Shenzhen, which occurred during the same period in fiscal 2005.

As a percentage of net sales, SG&A expense attributable to pearl operations decreased 2.2% to 17.7% for the nine months ended December 31, 2005, from 19.9% for the nine months ended December 31, 2004.

Interest Expense

Interest expense decreased from HK$100K( for the nine months ended December 31, 2004 to nil for the nine months ended December 31, 2005 as we have fully repaid all bank borrowings.

Interest Income

Interest income increased by HK$4.3 million, or 955.4%, to HK$4.8 million for the nine months ended December 31, 2005 from HK$455K for the nine months ended December 31, 2004. The increase was principally due to higher interest rates and higher cash balances during the nine months ended December 31, 2005.

Income Tax Expense

Income tax expense for the nine months ended December 31, 2005 was HK$6.0 million, compared to the HK$6.2 million during the nine months ended December 31, 2004.

Net Income

_________________________

( As used in this report, the letter "K" appearing immediately after a Hong Kong dollar amount denotes rounding to the nearest HK$1,000; as an example, HK$250,499 may be rounded to "HK$250K."

Net income for the nine months ended December 31, 2005 was HK$11.2 million, compared to net income of HK$22.4 million for the nine months ended December 31, 2004. The decrease was mainly attributable to a gain on the disposal of real estate during the same period last fiscal year which did not recur in this fiscal period.

Results of Operations

For the Three-Month Period Ended December 31, 2005 compared to Three-Month Period Ended December 31, 2004.

Sales and Gross Profit

Net sales for the three months ended December 31, 2005 decreased by HK$18.9 million, or 17.3% to HK$90.2 million, compared to net sales of HK$109.1 million during the three months ended December 31, 2004. The decrease in sales was mainly attributable to the drop in South Sea pearls and partly due to the decrease in assembled jewelry products. This decrease in sales is primarily due to the decline in demand of South Sea pearls of our U.S. customers and partly due to strong upward swing of bullion prices in 2005 which has negatively impacted the sales of our assembled jewelry products.

Gross profit for the three months ended December 31, 2005 decreased by HK$4.6 million, or 16.4%, to HK$23.8 million from HK$28.4 million in the three months ended December 31, 2004. As a percentage of net sales, gross profit margin increased 0.3% to 26.3% for the three months ended December 31, 2005 from 26.0% for the three months ended December 31, 2004. In spite of the drop in sales, the gross profit margin remains robust to sustain at last years' level reflecting a slight increase of 0.3% indicating that the decrease in gross profit is mainly due to the decrease in net sales performance.

Rental Income

Gross rental income for the three months ended December 31, 2005 was approximately HK$0.6 million representing a decrease of approximately HK$0.2 million, or 29.6%, as compared to HK$0.8 million for the three months ended December 31, 2004. The decrease in gross rental income was mainly attributable to lower rental income received from Man Sang Industrial City.

Selling, General and Administrative Expense ("SG&A expense")

SG&A expense was HK$19.5 million for the three months ended December 31, 2005, consisting of HK$18.4 million attributable to pearl operations and HK$1.1 million attributable to real estate operations. SG&A expense for the three months ended December 31, 2005, decreased approximately HK$4.6 million, or 19.1%, from HK$24.1 million for the three months ended December 31, 2004, which consisted of HK$20.6 million attributable to pearl operations and HK$3.5 million attributable to real estate operations. The decrease in SG&A expense attributable to pearl operations was mainly due to lower provisions for doubtful accounts and the lack of an impairment loss on property, plant and equipment that occurred in the same period during the last fiscal year. The decrease in SG&A expense attributable to the real estate operations was mainly due to lower provision for doubtful accounts, and the decreased repair and maintenance expenses for refurbishing some of the buildings located in Man Sang Industrial City in Shenzhen.

As a percentage of net sales, SG&A expense attributable to pearl operations increased 1.5% to 20.4% for the three months ended December 31, 2005 from 18.9% for the three months ended December 31, 2004.

Interest Expense

Interest expense decreased from HK$22K for the three months ended December 31, 2004 to nil for the three months ended December 31, 2005 as we have fully repaid all bank borrowings.

Interest Income

Interest income increased by HK$2.0 million, or 694.4%, to HK$2.3 million for the three months ended December 31, 2005 from HK$286K for the three months ended December 31, 2004. The increase was principally due to higher interest rates and higher cash balances during the three months ended December 31, 2005.

Income Tax Expense

Income tax expense for the three months ended December 31, 2005 was HK$1.2 million, compared to HK$1.8 million for the three months ended December 31, 2004. The decrease was due to lower taxable income generated during the three months ended December 31, 2005.

Net Income

Net income for the three months ended December 31, 2005 was HK$2.5 million, compared to net income of HK$1.3 million during the three months ended December 31, 2004. The increase was mainly attributable to higher interest income generated during the three months ended December 31, 2005.

Liquidity and Capital Resources

Our primary liquidity needs are funded by the collection of accounts receivable and sales of inventory. As of December 31, 2005, we had working capital of HK$391.8 million, which included a cash balance of HK$262.5 million. The current ratio was 9.9 to 1 as of December 31, 2005. Net cash provided by operating activities was approximately HK$23.0 million for the nine months ended December 31, 2005. Net cash used in investing activities for the nine months ended December 31, 2005 was HK$10.0 million and net cash provided by financing activities was HK$6.0 million.

Inventories were HK$84.1 million as of December 31, 2005. The inventory turnover period was 3.4 months as of December 31, 2005.

Accounts receivable were HK$58.9 million as of December 31, 2005. Debtors' turnover period was 53.4 days as of December 31, 2005.

All of our long-term debt (including the current portion of long-term debt) was fully repaid and the gearing ratio was zero as of December 31, 2005.

We had available working capital facilities of HK$47.0 million with various banks at December 31, 2005. Such banking facilities include letter of credit arrangements, import loans, overdraft and other facilities commonly used in the jewelry business. All such banking facilities bear interest at floating rates generally offered by banks in Hong Kong and are subject to periodic review. As of December 31, 2005, we had a zero balance on each of these credit facilities.

We believe that our existing cash, cash equivalents, banking facilities and funds to be generated from internal operations will be sufficient to meet its anticipated future liquidity requirements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2005, we had no derivative contracts, such as forward contracts and options to hedge against foreign exchange fluctuations.

During the nine months ended December 31, 2005, we made approximately 24.6% of our purchases in U.S. dollars, 21.4% in Hong Kong dollars, 28.9% in Japanese Yen and 11.9% in RMB.

We denominate our sales in either U.S. dollars or Hong Kong dollars. Since the Hong Kong Dollar remained "pegged" to the U.S. dollar at a consistent rate, we feel that the exposure of our sales proceeds to foreign exchange fluctuations is minimal. On the other hand, the potential revaluation of the RMB will not be considered significant to our operations as we believe that the risk of a substantial fluctuation of the RMB exchange rate remains low. At December 31, 2005, we have no short-term RMB bank borrowings. In addition, the transaction settled in Japanese Yen is due to a non-recurring purchase made during this fiscal period and therefore the risk of foreign currency exposure on Japanese Yen remains low.

Because most of our purchases are made in currencies that we believe we have a low risk of appreciation or devaluation and our sales are made in U.S. dollars, we have determined that our currency risk in the foreseeable future should not be material, and that no derivative contracts, such as forward contracts and options to hedge against foreign exchange fluctuations, were necessary during this quarter.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in our reports under the Securities and Exchange Act of 1934. In accordance with Rule 14a-15(b) of the Securities and Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005 to ensure that material information relating to the company was made known to them by others within the company, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. No significant change was made in our internal control over financial reporting during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II     OTHER INFORMATION

ITEM 6.	EXHIBITS

(A)	Exhibits
3.1	Articles of Incorporation, as amended, including the Certificate of Designation of Series A Preferred Stock. (1)
3.2	Certificate of Designation of the Series B Preferred Stock. (1)
3.3	Amended and Restated Bylaws. (2)
3.4	Certificate of Amendment to Certificate of Designation of the Series A Preferred Stock. (3)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

(1)	Incorporated by reference to the Company's registration statement on Form 8-A dated June 17, 1996.
(2)	Incorporated by reference to the Company's quarterly report on Form 10-Q dated August 11, 2005.
(3)	Incorporated by reference to the Company's current report on Form 8-K dated November 23, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAN SANG HOLDINGS, INC.

Date: February 14, 2006

By:	/s/ CHENG Chung Hing, Ricky
CHENG Chung Hing, Ricky Chairman of the Board, President, Chief Executive Officer