Form 10-K
period 2006-03-31
MAN SANG HOLDINGS INC
filed 2006-06-28
CIK 807630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________.

Commission File No. 33-10639-NY

MAN SANG HOLDINGS, INC. (Exact name of Registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	87-0539570 (I.R.S. Employer Identification Number)

21st Floor, Railway Plaza, 39 Chatham Road South

Tsimshatsui, Kowloon, Hong Kong

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (852) 2317 5300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                                              Yes [   ]                    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
                                                                                              Yes [   ]                    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                                              Yes [X]                    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                              Yes [   ]                                    No [X]

The aggregate market value of voting and non-voting stock held by nonaffiliates of the Registrant was approximately $11,912,905 as of June 26, 2006, based upon the closing sale price as reported on the American Stock Exchange reported for such date. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

6,382,582 shares of Common Stock Issued and Outstanding as of June 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement are incorporated by reference into

Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

General and Organization Chart

Man Sang Holdings, Inc. (the “Company,” or “we” or “us”), through its subsidiaries, is principally engaged in the purchasing, processing, assembling, merchandising, and wholesale distribution of pearls, pearl jewelry products and jewelry products. In addition, the Company owns and operates a real estate complex in Shenzhen, People’s Republic of China (the “PRC”). The structure of the Company as of the date of this annual report on Form 10-K is as follows:

ORGANIZATIONAL CHART OF MAN SANG GROUP

MAN SANG HOLDINGS, INC. (Nevada)
(Investment holding)
100%
Man Sang International (B.V.I.) Limited (B.V.I.)
(Investment holding)
49.40%
MAN SANG INTERNATIONAL LIMITED (Bermuda)
100%
M.S. Electronic Emporium Limited (B.V.I.)
(E-commerce)
(Investment holding)
100%
Market Leader Technology Limited (B.V.I.)
100%
Man Sang Enterprise Ltd. (B.V.I.)
100%
Man Sang Innovations Limited (Hong Kong)
(Licensing & investment holding)
(Investment holding)
100%
Cyber Bizport Limited (Hong Kong)
(Investment holding)
(Investment holding)
100%
Man Sang Jewellery Company Limited (Hong Kong)
100%
M.S. Collections Limited (Hong Kong)
100%
Man Sang Development Company Limited (Hong Kong)
100%
Smartest Man Holdings Limited (B.V.I)
(Investment Holding)
49%
China Pearls and Jewellery City Holdings Limited (Hong Kong)
(Investment holding)
(Trading & investment holding)
(Investment holding)
(Property & investment holding)
100%
4376zone.com Limited (Hong Kong)
(Procurement)
100%
Asean Gold Limited (B.V.I.)
(Investment holding & trading)
100%
Arcadia Jewellery Limited (Hong Kong)
(Trading & assembling of jewellery products)
100%
Man Hing Industry Development (Shenzhen) Co. Ltd. (P.R.C.)
(Real estate leasing & pearl products assembling)
100%
Peking Pearls Company Limited (Hong Kong)
(Investment holding)
100%
Damei Pearls Jewellery Goods (Shenzhen) Co. Ltd. (P.R.C.)
(Purchasing & processing of pearls)
100%
Excel Access Limited (Hong Kong)
(Property holding)
100%
Hong Kong Man Sang Investments Limited (Hong Kong)
(Property holding)
100%
Swift Millions Limited (Hong Kong)
(Property holding)
100%
Man Sang China Investment Limited (Hong Kong)
(Investment holding)
100% (Investment Holding)
China Pearls and Jewellery International City Co. Ltd. (PRC - WOFE)
(Property holding)

Version: 15/05/06

History of the Company

The Company was incorporated in the State of Nevada in November 1986 under the name of SBH Ventures, Inc. The Company was originally incorporated as a “blind pool” company for the purpose of acquiring an operating business. In March 1987, the Company completed a public offering of 20,000,000 shares of common stock raising net proceeds of approximately $171,000.* Subsequently, in November 1991, the Company, in connection with a merger with an operating company, changed its name to UNIX Source America, Inc. and effected a 1-for-20 reverse stock split of its common stock. The operations of the merged companies proved unsuccessful and the Company ceased such business operations in 1992. In January 1996, the Company again effected a reverse split of its common stock on approximately a 1-for-14 basis and, following such reverse split, issued 11,000,000 shares of common stock, par value $0.001 per share (“Common Stock”) and 100,000 shares of Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”) in exchange (the “Exchange”) for all of the outstanding securities of Man Sang International (B.V.I.) Limited, a British Virgin Islands company (“Man Sang BVI”). Pursuant to the terms of the Exchange, the Company changed its name to Man Sang Holdings, Inc. and assumed the operations of Man Sang BVI. The management of Man Sang BVI then assumed control of the Company.

The foundation of the group of companies comprising the Company and its subsidiaries (the “Group”) was laid in the early 1980’s when Cheng Chung Hing, Ricky formed Man Sang Trading Hong, a freshwater pearl trading company, and Cheng Tai Po formed Peking Pearls Company, a Japanese cultured pearl trading company. As the business of the Group developed, Man Sang Jewellery Company Limited (“MSJ”) and Peking Pearls Company Limited were formed in Hong Kong in 1988 and 1991, respectively, to continue the trading operations of the Group. Subsequently, the Group expanded its operations to include pearl processing with the establishment of Man Hing Industry Development (Shenzhen) Co., Ltd. (“Man Hing”) in 1992 to process and assemble freshwater pearls and Chinese cultured pearls, and Damei Pearls Jewellery Goods (Shenzhen) Co., Ltd. (“Damei”) in 1995 to assume and expand the Chinese cultured pearl processing operations of Man Hing. In view of the continuous expansion of Chinese cultured pearls business, in December 1996 the Group set up a subsidiary, Tangzhu Jewellery Goods (Shenzhen) Co., Ltd. (“Tangzhu”) in the PRC to specialize in purchasing and processing Chinese cultured pearls of larger sizes with diameter from 6mm and above and, to a lesser extent, in processing other cultured pearls. As a result, Damei started to concentrate on the purchasing and processing of cultured pearls of smaller size with diameter below 6mm. The business of purchasing and processing of Chinese freshwater pearls was also transferred from Man Hing to Tangzhu whilst Man Hing started to concentrate on the pearl jewelry assembling business.

_________________________

* Unless otherwise indicated as Hong Kong dollars or HK$, all financial information contained herein is presented in US dollars. The translations of Hong Kong dollar amounts into US dollars are for reference purpose only and have been made at the exchange rate of HK$7.80 for US$1, the approximate free rate of exchange at March 31, 2006. The Hong Kong dollar has been “pegged” to the US dollar since October 1983. The so-called “peg” is the Linked Exchange Rate System under which certificates of indebtedness issued by the Hong Kong Exchange Fund, which the three banks that issue the Hong Kong currency are required to hold as backing for the issue of Hong Kong dollar notes, are issued and redeemed against US dollars at a fixed exchange rate of HK$7.8 to US$1. In practice, therefore, any increase in note circulation is matched by a US dollar payment to the Exchange Fund, and any decrease in note circulation is matched by US dollar payment from the Exchange Fund. In the foreign exchange market, the exchange rate of Hong Kong dollar continues to be determined by forces of supply and demand. Against the fixed exchange rate for the issue and redemption of certificates of indebtedness, the market exchange rate generally stays close to the rate of HK$7.80 to US$1.

During the period from April to July 1996, the Company, in reliance on Regulation S promulgated under the U.S. Securities Act of 1933, as amended, sold and issued 6,760 shares of Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”), for an aggregate purchasing price of $6.76 million. All 6,760 shares of Series B Preferred Stock were converted into 5,223,838 shares of Common Stock, of which 5,219,448 shares were issued in fiscal 1997 before a 1-for-4 reverse stock split which the Company effected in October 1996, and the balance of 4,390 shares of Common Stock issuable upon conversion of Series B Preferred Stock were issued as 1,098 shares of Common Stock (post reverse stock split) during fiscal 1998.

On July 30, 1997, Man Sang International Limited (“MSIL”) was incorporated as an exempted company under the Companies Act 1981 of Bermuda. On September 8, 1997, Man Sang BVI acquired MSIL and underwent a corporate reorganization. Thereafter, MSIL held directly or indirectly the interests of various operating subsidiaries in Hong Kong and the PRC.

On September 26, 1997, MSIL successfully listed on The Stock Exchange of Hong Kong Limited (“The Hong Kong Stock Exchange”) and completed an initial public offering (“IPO”) of 127,500,000 shares (“Shares”) of HK$0.1 each at HK$1.08 per share with warrants (each an “IPO Warrant”) in the proportion of 1 IPO Warrant for every 5 Shares raising net proceeds of approximately HK$123.6 million. Every IPO Warrant entitled the holder thereof to subscribe for one Share at an exercise price of HK$1.3 from the date of issue up to and including March 31, 1999. After MSIL’s IPO, Man Sang BVI held 73.02% or 345 million Shares. As of March 31, 1999, the Company had issued 50 Shares upon exercise of the IPO Warrants related to such Shares and on such date, the subscription rights attaching to the remaining IPO Warrants expired.

On August 12, 1998, at the 1998 Annual General Meeting of MSIL, MSIL’s shareholders approved a final dividend for the year ended March 31, 1998 of HK$0.03 per Share, settled by way of allotment of fully paid shares in the capital of MSIL (“Scrip Shares”) with a cash option (“Scrip Dividend Scheme”). Man Sang BVI elected to receive part of its final dividend in cash and part of it in 10,000,000 Scrip Shares. As some of MSIL’s shareholders elected to receive cash dividend and some elected Scrip Shares, a total of 11,963,456 Scrip Shares were allotted on October 8, 1998. After the allotment, Man Sang BVI legally and beneficially owns approximately 73.28% or 355 million Shares.

On August 2, 1999, at the 1999 Annual General Meeting of MSIL, MSIL’s shareholders approved (i) a final dividend for the year ended March 31, 1999 in the amount of HK$0.01 per share; and (ii) a “Bonus Issue of Warrants” (i.e. a distribution of warrants (each a “Bonus Warrant”)) to MSIL’s shareholders on the basis of 1 Bonus Warrant for every 5 Shares of MSIL held on August 2, 1999. Pursuant to such shareholder approval, MSIL paid a cash dividend of HK$4,844,635.06 to its shareholders on September 7, 1999. Each Bonus Warrant entitles the holder thereof to subscribe in cash at an initial subscription price of HK$0.40 per Share (subject to adjustment), and is exercisable at any time from September 14, 1999 to September 13, 2001, both dates inclusive. 45,603 Shares were issued in fiscal 2000 upon exercise of the Bonus Warrants; all other Bonus Warrants expired without exercise.

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

On August 2, 2000, at the 2000 Annual General Meeting of MSIL, MSIL’s shareholders approved a bonus issue of Shares to MSIL’s shareholders on the basis of 1 bonus Share for every 5 Shares of MSIL held on August 2, 2000 (the “Bonus Issue”). Based on the 526,559,109 MSIL Shares issued and outstanding as at August 2, 2000, 105,311,821 bonus Shares, credited as fully paid by way of capitalization from the share premium account of MSIL, were allotted on August 3, 2000. The bonus Shares rank pari passu in all respects with the existing issued Shares of MSIL. After the Bonus Issue, and the placement of Shares in 1999 and exercise of Bonus Warrants referred to above, Man Sang BVI legally and beneficially owned approximately 67.42% of the issued and outstanding Shares of MSIL.

On November 26, 2001, MSIL issued 120,000,000 Shares through a private placement, which constituted approximately 18.99% of the issued share capital of MSIL immediately before, and approximately 15.96% of the issued share capital of MSIL immediately after, said placement. Said placement in 2001 (i) increased the number of issued and outstanding Shares of MSIL from 631,870,930 to 751,870,930, and therefore (ii) decreased Man Sang BVI’s legal and beneficial ownership in MSIL from 67.42% to 56.66%.

On June 7, 2002, the Company issued in aggregate 410,0001 shares of Common Stock, par value $0.001 per share, to 2 business consultants pursuant to 2 separate business Consulting Agreements dated June 1, 2002.

On April 30, 2003, the Company repurchased in aggregate 410,0001 shares of Common Stock previously issued to 2 business consultants on June 7, 2002, at a price of $1.51 per share. These shares were cancelled on May 12, 2003.

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

On July 16, 2004, one of the Company’s subsidiaries, Tangzhu, was merged into Man Hing.

On August 4, 2004, MSIL approved an ordinary share dividend of one ordinary share for every ten ordinary shares owned by each of its record shareholders.

On April 15, 2005, July 4, 2005 and July 6, 2005, 100,0001, 50,0001 and 50,0001 stock options were exercised, respectively, at an exercise price of US$1.221 per share. A total of 200,000 shares of Common Stock, were issued accordingly.

_________________________

1 On July 22, 2005, the Company effected a five-for-four stock split of the Company’s Common Stock, effective August 5, 2005. Accordingly, such number or price of shares of the Company’s Common Stock has not been adjusted for the five-for-four stock split.

On July 22, 2005, the Company’s Board of Directors approved a five-for-four stock split of the Company’s Common Stock, effected in the form of a stock dividend for stockholders of record on July 22, 2005 and the stock dividend was distributed to each such stockholder on August 5, 2005.

On August 1, 2005, MSIL approved an ordinary share dividend of one ordinary share for every ten ordinary shares owned by each stockholder of record on August 1, 2005.

On August 8, 2005, the Company successfully listed its Common Stock on the American Stock Exchange under the ticker symbol “MHJ”, which was previously reported on the Over-The-Counter Electronic Bulletin Board since 1987 under the symbol “MSHI.OB”.

On November 22, 2005, 250,000 and 312,500 stock options were exercised at an exercise price of $0.976 and $0.88 per share, respectively. A total of 562,500 share of Common Stock were issued accordingly.

On March 23, 2006, MSIL indirectly acquired a 49% interest in a project located in Zhuji, Zhejiang province, PRC through its subsidiary. In connection with such project, a wholly foreign-owned enterprise was formed in the PRC (the “WFOE”), with the registered share capital and total investment amount of $20 million and $40 million, respectively. MSIL and/or its subsidiary expects to contribute approximately $19,600,000 into the registered capital and total investment of the WFOE.

On May 2, 2006, MSIL issued 48,000,000 stock options. The exercise price of each stock option is HK$0.253, which is determined by the arithmetic average of the closing price of MSIL shares for each of the five trading days immediately prior to and including May 2, 2006.

In order to facilitate the growth in existing operations and expansion into processing operations, and to diversify its revenues, in 1991, the Group commenced construction of 24 buildings in an industrial facility in Shenzhen, the PRC (“Man Sang Industrial City”) for use in pearl processing and corporate administration (5 buildings) and for lease to third party industrial users (19 buildings). During fiscal 2005, 2 additional buildings which comprised of living quarters were completed. During fiscal 2006, one additional factory building was completed. See “Item 1 - Business - Real Estate Leasing Operations” and “Item 2 - Properties.”

Pearl Operations

Pearl Industry

The use of pearls in jewelry dates back over 1,500 years in China. Large scale commercial pearl production began in Japan in the late 19th century. The farming, production and trading of pearls to meet demand for pearl jewelry is a mature industry. Today’s pearl industry and its growth are affected by consumer preferences, worldwide economic conditions and availability of supply.

In today’s pearl market, pearls are divided into two categories, i.e. freshwater pearls and saltwater cultured pearls. Saltwater cultured pearls are, in turn, divided into Japanese cultured pearls, Chinese cultured pearls, Tahitian pearls and South Sea pearls.

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

The following table illustrates by pearl category the typical range of size and wholesale price of cultured pearls we sell, with price variations within each category reflecting size and qualitative differences:

Size	Price/16 inch strand
mm	US$

Freshwater pearls	2 - 13	2 - 1,000
Chinese cultured pearl	5 - 7.5	10 - 400
Japanese cultured pearls	7 - 10	100 - 2,000
Tahitian pearls	8 - 16	120 - 15,000
South Sea pearl	8 - 18	300 - 70,000

We also offer fully assembled pearl jewelry, including necklaces, earrings, rings, pendants, broaches, bracelets, cufflinks, and similar miscellaneous pearl products. For the three years ended March 31, 2006, freshwater and cultured pearls sales as a percentage of our sales of pearls and assembled pearl products were as follows:

	Loose and	Assembled
Year	Strands Pearls	Pearl Jewelry
Freshwater	Cultured	Freshwater	Cultured
%	%	%	%

2006	32	82	68	18
2005	35	78	65	22
2004	35	73	65	26

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

We have no long-term purchase contracts, and instead negotiate the purchase of pearls on an as-needed basis to correspond with expected demand. While we constantly seek to capitalize on volume purchasing and relationships with farmers and suppliers to secure the best pricing and quality when purchasing pearls and other jewelry raw materials, we generally purchase raw materials from suppliers at approximately prevailing market prices. We believe that there are numerous alternate supply sources and that the termination of our relationship with any of its existing sources would not materially adversely affect us. To date, we have not experienced any significant difficulty in purchasing raw materials.

In fiscal 2006, our five largest suppliers of the Company accounted for approximately 61.6% (2005: 53.5%) of our total purchases, with the largest supplier accounting for approximately 26.4% (2005: 13.9%) of our total purchases.

In fiscal 2006, approximately 22.9% of our purchases were made in Hong Kong dollars, with the remaining amount settled in US dollars, French Polynesian francs, Renminbi or Japanese Yen. It is our policy not to enter into derivative contracts such as forward contracts and options, unless we consider it necessary to hedge against foreign exchange fluctuations. No such derivative contract was entered into during fiscal 2006. See “Item 7A - Quantitative and Qualitative Disclosures about Market Risk.”

Processing and Assembly

Pearl processing and assembly are conducted at our facilities in Shenzhen, PRC. Freshwater pearl processing and assembly operations presently occupy approximately 37,566 square feet and employ 392 workers while cultured pearl processing and assembly operations occupy approximately 16,253 square feet and employ 100 workers. The average compensation per factory worker is HK$1,328 per month while average supervisory compensation is HK$2,079 per month.

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

Pearl processing occurs in batches or production cycles. Raw pearls and other materials transported to the Company’s processing facilities in Shenzhen, PRC are first sorted, chemically bleached and, if necessary, drilled. This process, excluding drilling, takes approximately 21 days for freshwater pearls and approximately 70 days for saltwater cultured pearls. Drilling takes approximately 10 days. Next, the pearls are cleaned, dried, waxed, graded, sorted, strung, and if necessary, packaged. The entire production cycle takes approximately 30 days for freshwater pearls and approximately 100 days for saltwater cultured pearls.

Where appropriate, processed pearls are then incorporated into finished jewelry products. Assembly and finishing may include the addition of clasps, decorative jewelry pieces, or other specialty work requested by the customers to produce finished jewelry pieces.

We presently have facilities and pearl processing personnel to produce approximately 29,000 kg (2005: 29,000 kg) of freshwater pearls and 10,000 kg (2005: 10,000 kg) of cultured pearls annually. Fiscal 2006 production totaled approximately 16,411 kg of freshwater pearls and 810 kg of cultured pearls, compared to the production of 16,238 kg of freshwater pearls and 693 kg of cultured pearls in fiscal 2005. We presently also have adequate assembly and finishing personnel and facilities to produce approximately 1.5 million pieces of finished jewelry annually.

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

Our marketing and sales staff maintains on-going communications with a broad range of jewelry distributors, manufacturers and retailers worldwide to assure that customers’ pearl requirements are fully satisfied. Our marketing and sales staff regularly visits all major pearl markets and jewelry trade shows to display products, establish contacts with potential customers and evaluate market trends. Apart from attending trade shows and servicing customers, our marketing and sales force principally operates from our headquarters in Hong Kong, where buyers personally visit and inspect our products and place orders. As part of our marketing efforts, we have established Internet web pages (www.man-sang.com and www.4376zone.com) to market our products. In addition, we have increased our efforts to market pearls and jewelry products to customers in Europe and North America.

Customers

Our customers consist principally of wholesale distributors and mass merchandisers in Europe, the United States, Hong Kong and other Asian countries. For fiscal 2006, two of our customers accounted for more than 10.0% of our sales, and our five largest customers accounted for approximately 36.3% (2005: 33.7%), with the largest customer accounting for approximately 10.8% (2005: 10.3%) of our sales. As of March 31, 2006, we had approximately 1,030 customers. We have no long-term contract with any customer. Most of our customers have been in business with us for a number of years. We do not believe that the loss of any one customer will have a material adverse effect on our financial condition or results of operations.

Our policy is to denominate predominantly all our sales in either U.S. dollars or Hong Kong dollars. Since Hong Kong dollar remained “pegged” to the U.S. dollar throughout fiscal 2006, our sales proceeds have thus far had minimal exposure to foreign exchange fluctuations. See “Item 7A - Quantitative and Qualitative Disclosures about Market Risk.”

The following table sets forth by region and by product our net sales for the years ended March 31, 2006, 2005 and 2004:

	2006		2005		2004
	HK$’000%		HK$’000%		HK$’000%
Cultured Pearls
North America	46,460	12.3	62,922	15.3	76,436	20.0
Europe	19,362	5.1	19,990	4.8	23,148	6.1
Germany	8,576	2.3	7,058	1.7	9,725	2.5
Hong Kong	29,701	7.8	31,803	7.7	29,685	7.8
Japan	26,097	6.9	30,610	7.4	29,054	7.6
Other Asian countries	23,844	6.3	30,095	7.3	39,840	10.4
Others	8,517	2.3	6,734	1.6	7,052	1.8
Sub-total	162,557	43.0	189,212	45.8	214,940	56.2

Freshwater Pearls
North America	5,611	1.5	4,549	1.1	2,145	0.6
Europe	5,205	1.4	6,016	1.5	5,701	1.5
Germany	4,609	1.2	4,061	1.0	2,748	0.7
Hong Kong	2,666	0.7	2,497	0.6	1,860	0.5
Japan	11,092	2.9	10,665	2.6	5,499	1.4
Other Asian countries	6,976	1.8	5,682	1.4	4,363	1.2
Others	2,762	0.7	1,350	0.3	1,560	0.4
Sub-total	38,921	10.2	34,820	8.5	23,876	6.3

Assembled Pearl Jewelry
North America	57,396	15.2	77,628	18.8	38,943	10.2
Europe	28,129	7.4	20,557	5.0	16,801	4.4
Germany	67,588	17.9	64,992	15.8	54,091	14.1
Hong Kong	6,069	1.6	10,554	2.6	19,039	5.0
Japan	5,584	1.5	4,870	1.2	2,936	0.8
Other Asian countries	3,501	0.9	2,439	0.6	3,619	0.9
Others	8,552	2.3	7,190	1.7	7,878	2.1
Sub-total	176,819	46.8	188,230	45.7	143,307	37.5
Total	378,297	100.0	412,262	100.0	382,123	100.0

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

The following table sets forth our unaudited net sales for the fiscal years indicated:

Fiscal Year Ended March 31,

	2006		2005		2004
	HK$’000%		HK$’000%		HK$’000%

First Quarter	104,158	27.5	99,078	24.0	66,888	17.5
Second Quarter	107,709	28.5	107,983	26.2	101,508	26.6
Third Quarter	90,174	23.8	109,074	26.5	106,540	27.9
Fourth Quarter	76,256	20.2	96,127	23.3	107,187	28.0
Total	378,297	100.0	412,262	100.0	382,123	100.0

Competition

With the exception of several large Japanese cultured pearl and South Sea pearl suppliers, the pearl business is highly fragmented with limited brand name recognition or consumer loyalty. Selection is generally a function of design appeal, perceived value and quality in relationship to price.

Internationally, we face intense competition. Our principal historical competitors in the Japanese cultured, Tahitian and South Sea pearl markets are Japanese companies. Firms such as Tasaki, Mikimoto, Tokyo and K. Otsuki are the largest traders and distributors of such pearls. Nevertheless, their competitiveness has been impaired by the current weakness in Japan’s economy, and the poor harvest of Japanese cultured pearls.

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

Real Estate Leasing Operations

Facilities

In connection with our expansion into pearl processing and assembling operations, we acquired land use rights with respect to, and constructed, an industrial complex (“Man Sang Industrial City”) located in Gong Ming Zhen, Shenzhen Special Economic Zone, PRC in September 1991. The land use rights with a total site area of approximately 470,000 square feet we acquired with respect to Man Sang Industrial City have a duration of 50 years starting from September 1, 1991. We acquired the land use rights relating to Man Sang Industrial City and constructed such facility for approximately $3.4 million.

As of March 31, 2006, Man Sang Industrial City consisted of 27 completed buildings encompassing a total gross floor area of approximately 813,000 square feet. Of the 27 completed buildings in Man Sang Industrial City, 18 buildings are rental properties, and the remaining 9 buildings are for the Company’s own use. In addition to factories, dormitories and shops, Man Sang Industrial City has green zones, playgrounds and other amenities typically offered in industrial/living complexes in the PRC.

Leasing and Management

During fiscal 2006, we utilized 9 buildings in Man Sang Industrial City for pearl processing, pearl and jewelry assembly, administration, and staff accommodation. The remaining facilities were leased to third party industrial users, primarily foreign investors and non-polluting light industry.

During fiscal 2006, we employed a staff of 27 persons to provide required management, leasing, maintenance and security for Man Sang Industrial City.

As of March 31, 2006, the 18 buildings in Man Sang Industrial City, excluding the 9 buildings utilized for our pearl operations, were used for leasing purposes to independent third parties and industrial users not connected with us. Such facilities are typically offered under leases ranging in duration from 1 to 3 years. The gross rental income from Man Sang Industrial City for fiscal 2006 was approximately HK$2.6 million compared to approximately HK$2.9 million for fiscal 2005. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Year Ended March 31, 2006 Compared to Year Ended March 31, 2005 - Rental Income."

In addition to Man Sang Industrial City, we own rental properties in Hong Kong (“Hong Kong Rental Properties”) which were leased to independent third parties. The Hong Kong Rental Properties consist of the properties as follows:

a.

2,643 square feet on 17th Floor and a car parking space No.16 on 2nd Floor, Silvercrest, No.24 Macdonnell Road, Midlevels, Hong Kong.  A tenancy agreement was made at a monthly rental of HK$38.0K** for a term of two years starting from October 25, 2004.  The rental income totaled approximately HK$456.0K for fiscal 2006 and approximately HK$413.4K for fiscal 2005.  See “Item 2  - Properties - Hong Kong.”

_________________________

** As used in this report, the letter “K” appearing immediately after a dollar amount denotes rounding to the nearest HK$1,000; as an example, HK$250,499 may be rounded to “HK$250K.”

b.

Parking space No. 3 on Floor L3 of Valverde, 11 May Road, Hong Kong. The tenancy agreement on this property and property (c) below expired during fiscal 2006.  This parking space has been left vacant since January 2006. See “Item 2 - Properties - Hong Kong.”

c.

1,063 square feet at Flat A on 33rd Floor, Valverde, 11 May Road, Hong Kong.  The tenancy agreement on this property and property (b) above with a total monthly rental of HK$30.0K for a term of 2 years starting from March 15, 2004 expired during fiscal 2006.  Rental income on this property and property (b) above totaled approximately HK$285.0K for fiscal 2006, and approximately HK$360.0K for fiscal 2005. This property has been left vacant since January 2006. See “Item 2 - Properties - Hong Kong.”

d.

8th Floor, Harcourt House No. 39 Gloucester Road, Wanchai, Hong Kong was acquired and the transaction was completed on August 15, 2003. A tenancy agreement was made for a term of 3 years from August 15, 2003 to August 14, 2006. However, on September 15, 2004, we sold this property for HK$71.6 million, and as a result, no rental income was received for fiscal 2006. The rental income totaled approximately HK$1,072.5K for fiscal 2005. See “Item 2 - Properties - Hong Kong.”

e.

957 square feet at Room 407, Wing Tuck Commercial Centre, 177-183  Wing Lok Street, Sheung Wan, Hong Kong.  A tenancy agreement was made a term of three years starting from September 22, 2005 at a monthly rental of HK$7K.  The rental income totaled approximately HK$40.6K for fiscal 2006. See “Item 2 - Properties - Hong Kong”

Competition

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

Employees

As of May 31, 2006, we had 1,030 employees. No employee is governed by collective bargaining agreements and we consider our relations with our employees to be satisfactory. A breakdown of employees by function is as follows:

Hong Kong	PRC	Total

Senior management	5	4	9
Marketing and sales	19	35	54
Purchasing	3	2	5
Finance and accounting	12	16	28
Processing and logistics	21	812	833
Human resources and administration	15	42	57

Real estate leasing	-	27	27
Information technology	5	12	17
Total	80	950	1,030

Segment Information

Reportable segment income or loss, and segment assets are as follows:

Reportable Segment Income or Loss, and Segment Assets

	2006	2005	2004
	HK$’000	HK$’000	HK$’000
Revenues from external customers
Pearls	378,297	412,262	382,123
Real estate investment	3,362	4,646	6,220
	381,659	416,908	388,343

Interest expenses
Pearls	-	33	134
Real estate investment	-	18	111
Corporate assets	-	49	135
	-	100	380
Depreciation and amortization
Pearls	5,361	5,602	6,620
Real estate investment	1,323	1,637	1,889
Corporate assets	918	918	918
	7,602	8,157	9,427

Operating income
Pearls	35,443	35,386	24,309
Real estate investment	(3,440)	(6,381)	(3,338)
	32,003	29,005	20,971

Capital expenditure for segment assets
Pearls	4,657	8,536	24,078
Real estate investment	2,085	1,473	38,222
Corporate assets	-	-	-
	6,742	10,009	62,300
Segment assets
Pearls	487,925	449,219	372,671
Real estate investment	62,838	62,232	95,833
Corporate assets	58,012	47,790	48,370
	608,775	559,241	516,874

ITEM 1A.	RISK FACTORS

Sources of Pearl Supply

The principal raw materials used by the Company and its subsidiaries (the “Group”) are pearls. As pearls are commodities and their value is subject to prevailing market conditions, it is a customary practice in the pearl market that buyers and sellers of pearls do not normally enter into any long term contracts. The Group currently does not have any fixed term purchase contracts with any pearl farmers and suppliers. The Group purchases different types of pearls from different sources around the world. With its long established history in the pearl industry, the Group has established a good relationship with pearl farmers and suppliers. The Group negotiates the purchase of pearls on an as needed basis at prevailing market prices. However, there can be no assurance that pearls will be available from its suppliers in the quantities, of the quality and on the terms required by the Group.

Climate and Environmental Conditions; Pearl Price Fluctuation

Changes in supply of pearls may have a material effect on the business of the Group. Any adverse change in climate and environmental conditions at the source regions of pearls may have an adverse effect on pearl harvesting and hence the supply of pearls.

Over the years, the Group has developed relationships with a network of suppliers to ensure a continuous supply of different types of pearls. The Group has adopted a policy of diversification of sources under which pearls are purchased from different suppliers in different countries or regions so that the Group is less susceptible to changes in raw material supply due to the changes in climate and environmental conditions at any particular source region.

The prices of pearls fluctuate according to demand and supply conditions in the market. Any significant increase in the prices of pearls may affect the profitability of the Group. Hence, the Group continues to expand its product range in order to reduce any impact of price fluctuations of any type of pearls.

Change in Consumer Preference

A change in consumer preferences from pearls to other precious stones and metals may soften demand for some of the Group’s products and may result in decreased revenues and growth. While the Group attempts to offer a diverse product range to minimize the effects of a negative change in consumer preferences, there can be no assurance that the Group’s financial performance will not be adversely affected by such a change in consumer preferences.

General State of Economy

As pearls are mainly used in jewelry which may be deemed as fashionable consumer products or perceived as “luxuries”, the demand for pearls and pearl jewelry are subject to the general state of economy of the major markets for such products, including Hong Kong, the U.S. and Europe. There can be no assurance that the financial performance of the Group will not be adversely affected by any change in the general state of economy in the major markets that causes a decrease in discretionary spending for fashionable consumer products or “luxuries” such as pearls and pearl jewelry.

Foreign Currency Exposure

The Group makes a majority of its purchases in U.S. dollars, Hong Kong dollars, Japanese Yen and Renminbi, and denominates its sales in either U.S. dollars or Hong Kong dollars. Accordingly, changes in currency exchange rates (including revaluation of the Renminbi) and costs of conversion between U.S. dollars, Hong Kong dollars and such other currencies may have an adverse effect on the Group’s business. These exposures may change over time as business practices evolve and could result in increased costs or reduced revenue that could impact the Group’s cash flow and operating results. Currency devaluations and unfavorable changes in international monetary and tax policies could also have a material adverse effect on the Group’s profitability.

Foreign Tax Liability

The Company’s subsidiaries operate in foreign jurisdictions, including the PRC and are subject to taxation in those jurisdictions. Any increase in foreign tax liability may have a material adverse effect on the Group’s profitability.

General Real Estate Investment Risks

The Group owns certain real estate investments. Real estate investments, like many other types of long-term investments, have historically experienced significant fluctuations in value, and specific market conditions and cycles may result in occasional or permanent reductions in the value of the Group’s investments. Property cash flows and the marketability and value of real property will depend on many factors beyond the control of the Group, including, without limitation:

•	Adverse changes in international, national, regional and local economic and market conditions;
•	Changes in interest rates or financial markets;
•	Fluctuating local real estate conditions and changes in local laws and regulations;
•	Changes or promulgation and enforcement of governmental regulations relating to land use and zoning, environmental, occupational and safety matters;
•	Changes in real estate tax rates and other operating expenses;
•	Existence of uninsured or uninsurable risks; and
•	Natural disasters, acts of war or terrorism.

Mr. Cheng Chung Hing, Ricky and Mr. Cheng Tai Po have Substantial Control over our Company and can Affect Decisions Made by our Stockholders

Mr. Cheng Chung Hing, Ricky and Mr. Cheng Tai Po beneficially own 3,750,001 and 3,687,501 shares of Common Stock, respectively, as of June 28, 2006. They control a majority of our total voting power (based on total of 6,382,582 shares of Common Stock outstanding as of June 28, 2006). In addition, they beneficially own 100,000 Series A Preferred Stock of the Company which entitles them to a fixed number of votes of 3,191,225 shares of Common Stock (subject to adjustments for stock splits, stock dividends, combinations, and the like upon occurrence of such event, if any). As a result, Mr. Cheng Chung Hing, Ricky and Mr. Cheng Tai Po have the requisite voting power to significantly affect certain decisions of the Company, including the power to block corporate actions such as an amendment provisions of our constitutional documents.

The Price of our Common Stock may Fluctuate Significantly, which may Result in Losses for Investors

The market price for the Common Stock has been and may continue to be volatile. For example, during the 6-month period ended June 26, 2006, the closing prices of the Common Stock as reported on AMEX ranged from a high of $7.4 per share to a low of $4.7 per share. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include and are not necessarily limited to:

•	actual or anticipated variations in operating results from guidance provided by us;
•	announcements relating to strategic relationships or acquisitions;
•	changes in financial estimates or other statements by securities analysts or research firms;
•	changes in general economic conditions; and
•	changes in the economic performance and/or market valuations of other competitors.

Because of this volatility, we may fail to meet the expectations of our stockholders or of securities analysts at some time in the future, and our stock price could decline as a result.

SARS, Avian Flu and other diseases

The outbreak of severe acute respiratory syndrome, or SARS, in the Asia Pacific region in 2003 had a negative effect in the economies of that region. A similar epidemic or outbreak of SARS or other highly contagious disease in the Asia Pacific region, such as the recent outbreak of avian flu in parts of Asia, could adversely affect economic activities, performance and operations of the Group.

Other Risks

We have attempted to identify material risk factors currently affecting our business and company. However, additional risks that we do not yet know of, or that we currently think are immaterial, may occur or become material. These risks could impair our business operations or adversely affect revenues, cash flow or profitability.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

Hong Kong

The head office of the Group at 21st Floor and 19th Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong has a gross floor area on each floor of approximately 10,880 square feet. We have renewed our tenancy agreement of 21st Floor for a term of 2 years commencing July 1, 2004.

We own the property at Room 407, Wing Tuck Commercial Centre, 177 - 183 Wing Lok Street, Sheung Wan, Hong Kong. The gross floor area of the premises is approximately 957 square feet. A tenancy agreement of this property was signed on September 2005.

We own two residential flats with a combined gross floor area of approximately 1,784 square feet on Flat C and Flat D on 15th Floor, Windsor Mansion, 29-31 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong, which we use as quarters for PRC employees on business trips to Hong Kong.

We own a residential flat with a gross floor area of approximately 1,063 square feet on 33rd Floor, and a parking space at No. 3 on L3 Floor of Valverde, 11 May Road, Hong Kong, which we had leased to an independent third party until January 2006. This property has been left vacant since January 2006. See “Item 1 - Business - Real Estate Leasing Operations - Leasing and Management” above.

We own a residential flat with a gross floor area of approximately 2,838 square feet on 20th Floor, The Mayfair, 1 May Road, Hong Kong, which we use as our Chairman’s residence since February 6, 2002.

We own an investment property with a gross floor area of approximately 10,880 square feet at 19th Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong, which we had leased to an independent third party until April 21, 2003. See “Item 1 - Business - Real Estate Leasing Operations - Leasing and Management” above. In May 2003, we moved certain operations previously located on the 27th Floor of the same building into these premises.

We acquired an investment property with a gross floor area of approximately 17,000 square feet at 8th Floor, Harcourt House, No. 39 Gloucester Road, Wanchai. Hong Kong. The transaction was completed on August 15, 2003. The premises are leased to an independent third party. See “Item 1 - Business - Real Estate Leasing Operations - Leasing and Management” above. On September 15, 2004, we sold this property for HK$71.6 million.

People’s Republic of China

As noted above, we own the land use rights to the site of Man Sang Industrial City for a term of 50 years from September 1, 1991 to September 1, 2041. On March 31, 2006, Man Sang Industrial City consisted of 27 completed buildings encompassing a total gross floor area of approximately 813,000 square feet. Throughout fiscal 2006, we used most of the units in 9 buildings for pearl processing, pearl and jewelry assembly, administration and staff accommodation, and the remaining 18 buildings are used for leasing purposes to independent third parties and industrial users not connected with us, amounting to approximately 545,000 square feet of floor space and representing approximately 67.0% of the total gross floor space of Man Sang Industrial City.

ITEM 3.	LEGAL PROCEEDINGS

On December 2, 2003, Arcadia Jewellery Limited (“Arcadia”), a subsidiary of the Company, filed a lawsuit in Hong Kong against its former general manager and certain other parties for breach of certain agreements. On December 22, 2003, this former general manager filed a lawsuit in Hong Kong against Arcadia. Arcadia intends to pursue its claim and defend against the former general manager’s claims vigorously. Although it is not possible to predict with certainty at the moment the outcome of these unresolved legal actions or the range of possible loss or recovery, the Company does not believe that the resolution of these matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended March 31, 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock was previously reported on the Over-The-Counter (OTC) Electronic Bulletin Board since 1987 and is under the symbol “MSHI.OB.” On August 8, 2006, our common stock was successfully listed on the American Stock Exchange under the symbol “MHJ”.

The high ask and low bid prices for our Common Stock for each quarter, and on the last day of each quarter, during our last two fiscal years were as follows:

Period	Over the quarter	On the last day of quarter
High	Low	High	Low
	$	$ $	$

2006

June 30, 2005 (Note)	6.64	4.40	6.40	6.40
September 30, 2005	7.20	5.40	6.05	5.85
December 31, 2005	6.13	4.70	5.11	4.70
March 31, 2006	7.40	4.91	5.82	5.74

2005

June 30, 2004 (Note)	3.40	2.16	2.80	2.80
September 30, 2004 (Note)	3.20	2.04	2.72	2.72
December 31, 2004 (Note)	8.76	2.72	8.00	7.57
March 31, 2005 (Note)	8.56	5.30	6.01	6.01

Note:

The share price for fiscal 2005 and part of fiscal 2006 has been adjusted for the five-for-four stock split which became effective on August 5, 2005 to make it comparable with the share price for fiscal 2006 since August 5, 2006.

The above bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

The number of record holders of our Common Stock as of March 31, 2006, was approximately 181. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

Dividends

We have not paid any dividends with respect to our Common Stock during the two preceding fiscal years, and do not intend to pay dividends in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

Set forth below is certain selected consolidated financial data for the Company and its subsidiaries covering the fiscal years ended March 31, 2006, 2005, 2004, 2003 and 2002 and the selected balance sheet data at March 31 of each such year. This summary should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements provided in Items 7, 7A and 8 respectively, of this Report on Form 10-K.

(Amounts expressed in thousands except share data)

For the fiscal year	2006	2005	2004	2003	2002
	HK$	HK$	HK$	HK$	HK$
Net sales	378,297	412,262	382,123	323,082	282,715
Gross profit	105,854	117,248	104,147	89,922	96,439
Rental income - gross	3,362	4,646	6,220	7,455	7,526
SG&A expenses
- for net sales	70,411	81,862	79,838	65,079	65,901
- for rental	6,802	11,207	9,558	7,280	6,129
Operating income	32,003	29,005	20,971	25,018	31,935
Interest expenses	-	100	380	1,629	4,886
Interest income	7,140	1,067	279	690	2,785
Gain on sale of a real estate investment	-	34,248	-	-	-
Non-operating income	2,312	1,617	2,889	4,425	1,870
Other than temporary decline in fair value of marketable securities	-	-	(2,474)	(5,921)	-
Income before income taxes and
minority interest (N1)	41,455	65,837	21,285	22,583	31,704
Income tax expense	4,095	6,129	7,027	3,719	1,206
Minority interests	19,748	32,792	11,266	9,943	14,189
Net income (N1)	17,612	26,916	2,992	8,921	16,309
Net income available to common stockholders (N2)	17,323	26,436	2,939	8,773	16,018
Net income available to common stockholders
- per share (N2)	2.90	4.80	0.53	1.48	2.91
Depreciation and amortization	7,602	8,157	9,427	9,296	9,252
Gross profit margin (%)	27.98	28.44	27.25	27.83	34.11

At March 31	2006	2005	2004	2003	2002
	HK$	HK$	HK$	HK$	HK$
Working capital	405,069	357,028	262,645	288,315	268,781
Property, plant and
equipment, net	102,295	119,061	115,791	66,278	80,333
Real estate investments, net	62,838	47,144	88,673	96,447	81,986
Total assets	608,775	559,241	516,874	483,744	489,069
% Return on total assets	2.89	4.81	0.58	1.84	3.33
Non-current portion of long- term debts	-	-	6,016	16,435	22,010
Total liabilities (excluding minority interests)	37,890	36,963	55,572	46,553	74,461
Minority interests	279,989	257,562	224,437	179,844	170,208
Stockholders’ equity	290,896	264,716	236,865	257,347	244,400
Net book value per share (N2)	48.64	48.04	42.56	43.43	44.38
% Return on stockholders’
equity	6.05	10.17	1.26	3.47	6.67
Gearing ratio (N3)	-	-	0.05	0.09	0.23
Weighted average shares
outstanding (N2)	5,980,870	5,509,847	5,564,861	5,925,875	5,507,450

N1:	Income before income taxes and net income is from continuing operations.

N2:	The figures for fiscal 2002 to fiscal 2006 have been restated to reflect the capital structure subsequent to the five-for-four stock split, which became effective on August 5, 2005.

N3:	“Gearing ratio” represents the ratio of the Company’s total debts to stockholders’ equity.

N4:	No dividend was paid in the fiscal years presented.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-K contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), which are, by their nature, subject to risks and uncertainties. The Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Form 10-K are forward looking. Words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to: our future performance, our expansion efforts, demand for our products; the state of economic conditions and our markets; currency and exchange rate fluctuations; and our ability to meet our liquidity requirements. These forward-looking statements are based on assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe to be appropriate in particular circumstances. However, whether actual results and developments will meet our expectations and predictions depend on a number of known and unknown risks and uncertainties and other factors, any or all of which could cause actual results, performance or achievements to differ materially from our expectations, whether expressed or implied by such forward-looking statements (which may relate to, among other things, the Company’s sales, costs and expenses, income, inventory performance, and receivables). Primarily engaged in the processing and trading of pearls and pearl jewelry products, and in real estate investment, our ability to achieve our objectives and expectations are derived at least in part from assumptions regarding economic conditions, consumer tastes, and developments in our competitive environment. The following assumptions, among others, could materially affect the likelihood that we will achieve our objectives and expectations communicated through these forward-looking statements: (i) that low or negative growth in the economies or the financial markets of our customers, particularly in the United States and in Europe, will not occur and reduce discretionary spending on goods that might be perceived as “luxuries” (ii) that the Hong Kong dollar will remain pegged to the U.S. dollar at US$1 to HK$7.8; (iii) that customer’s choice of pearls vis-à-vis other precious stones and metals will not change adversely; (iv) that we will continue to obtain a stable supply of pearls in the quantities, of the quality and on terms we require; (v) that there will not be a substantial adverse change in the exchange relationship between the Renminbi and the Hong Kong or U.S. dollar; (vi) that there will not be a substantial increase in the tax burdens of our subsidiaries operating in the PRC; (vii) that there will not be a substantial change in climate and environmental conditions at the source regions of pearls that could have a material adverse effect on the supply and pricing of pearls; and (viii) that there will not be a substantial adverse change in the real estate market conditions in the PRC and in Hong Kong. The following discussion of our results of operation, and liquidity and capital resources should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Form 10-K and this Form 10-K, which contains a further description of risks and uncertainties related to forward-looking statements, as well as other aspects of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K. We will not publicly release any revisions to these forward-looking statements after the date hereof. Readers are urged, however, to review the factors set forth in periodic reports that we file from time to time with the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. The most significant estimates and assumptions include valuation of inventories, provisions for income taxes and uncollectible accounts, the recoverability of non-consolidated investments and long-lived assets. Actual results could differ from these estimates. Periodically, the Company reviews all significant estimates and assumptions affecting the financial statements and records the effect of any necessary adjustments.

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of the Company’s consolidated financial statements:

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

Overview

Fiscal 2006

Net sales in fiscal 2006 decreased by HK$34.0 million to HK$378.3 million, representing a 8.2% decrease when compared to net sales of HK$412.3 million in fiscal 2005. The decrease in sales is primarily due to the decline in demand of South Sea pearls of our U.S. customers and to a lesser extent, being partly affected by the strong upward swing of bullion prices which impacted our sales order on assembled jewelry products.

Net income for fiscal 2006 showed a decrease of HK$9.3 million to HK$17.6 million, when compared to a net income of HK$26.9 million for fiscal 2005. The decrease in net income was mainly due to the one-off gain on the sale of a real estate investment in fiscal 2005, which did not occur in fiscal 2006. The decrease in net income has been partly offset by the increased contribution of the interest income in fiscal 2006.

South Sea pearls and assembled pearl jewelry and jewelry products’ performance are still our core business streams, representing 39.9% and 45.6% of our fiscal 2006 total sales, respectively. The geographical analysis shows that the European market continues to grow at a healthy pace while U.S. market has lowered in this fiscal 2006. Sales in the freshwater pearl has shown an increase in performance indicating that freshwater pearl still has its potential in attracting those customers with a more affordable price range segment.

On the properties investment side, we have committed into a project investment located in Zhuji, Zhejiang, PRC (the “Zhuji Project”). Zhuji Municipal is the largest freshwater pearls nurturing and trading center in supplying comprehensive range of freshwater pearls and other pearls products to both PRC and many countries in the world. The Zhuji Project will involve building a new international marketplace and related facilities in Zhuji. Capturing the existing market customer base in this old marketplace, we expect the Zhuji Project will further enlarge our customer base and business. In connection with the Zhuji Project, the WFOE was formed with an approved registered share capital of US$20 million and a total investment of US$40 million. We expect that our subsidiary will indirectly contribute approximately US$19,600,000 into the registered capital and total investment of the WFOE. The first phase will cover a land use area of more than 400,000 square meters. Our subsidiary indirectly owns a 49% interest in the Zhuji Project.

Future Trends

Despite the drop in our Company’s sales performance in fiscal 2006, we have a full team of designers offering a wide range of innovative and trendy products design to our customers and a full team of skillful labor to ensure the production quality of our pearls and jewelry products. We believe that we can achieve better sales performance results by expanding our customer network through pro-active marketing and continuous investment in our back-end production equipment and improvements made in our techniques. In addition, we will continue to enforce our cost-control measures to ensure that expenditures are incurred in an effective way.

Furthermore, due to the strategic importance of the Zhuji Project, we expect that our investment in the Zhuji Project will help to enlarge our customer base and build our global brand name to become one of the market leaders in the industry. We anticipate that our investment in the Zhuji Project will further diversify and expand our Group’s property investment business. We believe our business future looks promising and expect that our investment in the Zhuji Project will play a role in growing our business.

Results of Operations

The following table sets forth for the fiscal years indicated certain items from the Consolidated Statements of Income expressed as a percentage of net sales:

	Year Ended March 31,
	2006	2005	2004
	%	%	%
Net sales	100.0	100.0	100.0
Cost of sales	72.0	71.6	72.7
Gross profit	28.0	28.4	27.3
Rental income, gross	0.9	1.1	1.6
	28.9	29.5	28.9

Selling, general and administrative expenses	(20.4)	(22.5)	(23.4)
Operating income	8.5	7.0	5.5
Interest expenses	-	(0.1)	(0.1)
Interest income	1.9	0.3	0.1
Gain on sale of a real estate investment	-	8.3	-
Non-operating income	0.6	0.4	0.8
Other than temporary decline in fair value
of marketable securities	-	-	(0.7)
Income before income taxes and Minority interests	11.0	15.9	5.6
Income tax expenses	(1.1)	(1.5)	(1.8)
Net income before minority interests	9.9	14.4	3.8
Minority interests	(5.2)	(8.0)	(3.0)
Net income	4.7	6.4	0.8

Year Ended March 31, 2006 Compared to Year Ended March 31, 2005

Net Sales and Gross Profit

Net sales in fiscal 2006 decreased by HK$34.0 million to HK$378.3 million, representing a 8.2% decrease when compared to net sales of HK$412.3 million in fiscal 2005. The decrease in sales is primarily due to the decline in demand of South Sea pearls of our U.S. customers and to a lesser extent, being partly affected by the strong upward swing of bullion prices which impacted our sales order on assembled jewelry products.

Gross profit for fiscal 2006 decreased by HK$11.3 million to HK$105.9 million from HK$117.2 million for fiscal 2005, representing a decrease of 9.6% while gross profit margin decreased to 28.0% in fiscal 2006 from 28.4% in fiscal 2005. The gross profit margin still remains comparable as to that of last fiscal year, reflecting a slight drop of only 0.4%. The decrease in gross profit resulted primarily from the decrease in net sales.

Rental Income

Gross rental income decreased by HK$1.2 million, or 27.6%, from HK$4.6 million for fiscal 2005 to $3.4 million for fiscal 2006. The decrease in gross rental income was mainly attributable to the disposal of one of our rental properties located at 8th Floor, Harcourt House, 39 Gloucester Road, Wanchai, Hong Kong during fiscal 2005 as well as a decrease in rental income in Man Sang Industrial City located in PRC.

Selling, General and Administrative Expenses (“SG&A expenses”)

SG&A expenses for fiscal 2006 were HK$77.2 million, consisting of HK$70.4 million attributable to pearl operations and HK$6.8 million attributable to real estate operations. This is a decrease of approximately HK$15.7 million, or 16.9%, from HK$92.9 million, consisting of HK$81.9 million attributable to pearl operations and HK$11.0 million attributable to real estate operations during fiscal 2005.

The decrease in SG&A expenses attributable to pearl operations was mainly due to lower provisions for doubtful accounts and the lack of an impairment loss on property, plant and equipment that occurred in the same period during the last fiscal year. The lower SG&A expenses attributable to real estate operations was mainly due to the lack of a one-time write-off of a receivable related to a vacancy in one of our properties in Man Sang Industrial City in Shenzhen, which occurred during the same period in fiscal 2005.

As a percentage of net sales, SG&A expenses attributable for pearl operations decreased from 19.9% in fiscal 2005 to 18.6% in fiscal 2006.

Interest Income

Interest income for fiscal 2006 increased by HK$6.0 million to HK$7.1 million from HK$1.1 million in fiscal 2005. The increase in interest income was principally due to higher interest rates and increased bank deposits in fiscal 2006 as compared to fiscal 2005. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Interest Expenses

No interest expenses was paid in fiscal 2006 as a result of the repayment of bank borrowings during fiscal 2005. Interest expense for fiscal 2005 was HK$0.1 million.

Income Tax Expenses

Our income tax expenses were HK$4.1 million for fiscal 2006, a decrease of HK$2.0 million when compared to our income tax expenses of HK$6.1 million for fiscal 2005. The decrease in our income tax expenses was attributed to lower taxable operating income in fiscal 2006.

Net Income

Net income for fiscal 2006 decreased by HK$9.3 million to HK$17.6 million, when compared to a net income of HK$26.9 million for fiscal 2005. Such decrease is mainly due to the absence of the one-off gain on disposal of one of our properties located at 8th Floor, Harcourt House, 39 Gloucester Road, Wanchai, Hong Kong. This is partly offset by the increased contribution of interest income in fiscal 2006.

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

Rental Income

Gross rental income decreased by HK$1.6 million, or 25.3%, from HK$6.2 million for fiscal 2004 to $4.6 million for fiscal 2005. The decrease in gross rental income was mainly attributable to the reduction in rental income as a result of the disposal of one of our rental properties located at 8th Floor, Harcourt House, 39 Gloucester Road, Wanchai, Hong Kong completed on September 15, 2004. In addition, the Company experienced a decrease in rental income in Man Sang Industrial City located in PRC mainly due to a lower occupancy rate when compared to the prior fiscal year.

Selling, General and Administrative Expenses (“SG&A expenses”)

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

The increase in SG&A expenses in pearl operations was mainly due to increased headcount and salary expenses related to our increased jewelry business and commission expenses incurred on increased sales. The increase in SG&A expenses in the real estate operations was mainly due to an increased spending on repair and maintenance expenditures on some of the industrial buildings located in Shenzhen, PRC, but was offset by the loss on demolition of one of the buildings located in Shenzhen, PRC, for reconstruction and loss on disposal of one of our property located in Hong Kong for last year.

As a percentage of net sales, SG&A expenses for pearl operations decreased from 20.9% in fiscal 2004 to 19.9% in fiscal 2005.

Interest Income

Interest income for fiscal 2005 increased by HK$0.8 million to HK$1.1 million from HK$0.3 million in fiscal 2004. The increase in interest income was principally due to higher interest rates and increased bank deposits in fiscal 2005 as compared to fiscal 2004. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

Off-balance Sheet Arrangements and Contractual Obligations

No off-balance sheet arrangement is noted during this fiscal 2006.

The Company is contractually obligated to make the following material payments as of March 31, 2006:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	HK’000	HK’000	HK’000	HK’000	HK’000
Capital Commitment Obligations	77,752	77,752	-	-	-
Operating lease obligations	809	581	228	-	-
Total contractual obligations	78,561	78,333	228	-	-

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140”. SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Group will be as of the beginning of fiscal 2007. The Company does not believe that the adoption of SFAS No. 156 will have a significant effect on its financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.”  SFAS No. 155 permits fair value remeasurement for any hybrid financial instruments that contains an embedded derivative that otherwise would require bifurcation.  As of June 28, 2006, the Company did not have any hybrid financial instruments subject to the fair value election under SFAS No. 155 effective at the beginning of 2008.

In November 2005, the FASB issued Staff Position (FSP) FAS 115-1 and FAS 124-1, which nullifies certain provisions of Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, and completely supersedes EITF Topic D-44, “Recognition of Other Than Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”, addresses (1) determining when an investment should be considered impaired, (2) determining whether an impairment should be deemed other than temporary, and (3) measuring impairment loss.

Combined FSP Nos. FAS 115-1 and FAS 124-1 were applied as discussed in note 2 to the Group’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  The Group is required to adopt SFAS No. 154 for accounting changes and error corrections that occur after the beginning of 2007.  The Group’s results of operations and financial condition will only be impacted following the adoption of SFAS No. 154 if it implements changes in accounting principle that are addressed by the standard or corrects accounting errors in future periods.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share Based Payment”. SFAS 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” which supersedes Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires companies to recognize compensation expense in the income statement for an amount equal to the fair value of the share-based payment issued. This applies to all transactions involving the issuance of equity by a company in exchange for goods and services, including employees. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) outlining the SEC Staff’s interpretation of SFAS 123(R). This interpretation provides their views regarding interactions between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. Subsequently in August, October and November 2005, the FASB released FSP 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R),” FSP123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” and FSP 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Additionally, on February 1, 2006, the FASB issued FSP 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” The FSPs clarify certain accounting provisions set forth in SFAS 123(R). The requirements and guidance prescribed in SFAS 123(R), SAB 107 and the FSPs is effective in 2006. The Group considers that the adoption of SFAS 123(R) will not have a significant impact on its financial statements.

Liquidity and Capital Resources

The Company’s primary liquidity needs are funded by collection of accounts receivable and sales of inventories. At March 31, 2006, the Company had working capital of HK$405.1 million, which included a cash balance of HK$304.8 million, compared to working capital of HK$357.0 million, which included a cash balance of HK$243.3 million, at March 31, 2005. The current ratio was 12.3 to 1 in fiscal 2006 as compared with that of 11.0 to 1 in fiscal 2005. Net cash provided by operating activities was HK$65.3 million and HK$87.6 million for fiscal 2006 and fiscal 2005, respectively. The increase in cash and cash equivalents by HK$61.5 million was mainly generated by operating activities.

Inventories decreased by HK$26.8 million from HK$82.7 million at March 31, 2005 to HK$55.9 million at March 31, 2006. The inventory turns in terms of months decreased from 4.0 months in fiscal 2005 to 3.0 months in fiscal 2006. Inventories decreased mainly due to improvement in inventory management.

Accounts receivables were HK$47.3 million as of March 31, 2006. Debtors’ turnover period increased slightly to 45.7 days in fiscal 2006 from 42.0 days in fiscal 2005.

All of our long-term debts were fully repaid and the gearing ratio was zero as of March 31, 2006.

We had available working capital facilities of HK$47.0 million in total with various banks at March 31, 2006. Such banking facilities include letter of credit arrangements, import loans, overdraft and other facilities commonly used in the jewelry business. All such banking facilities bear interest at floating rates generally offered by banks in Hong Kong, and are subject to periodic review. At March 31, 2006, we did not utilize such credit facilities.

We expect that during fiscal 2007, there will be a further cash requirement of HK$77.8 million to be incurred mainly for the development of the Zhuji Project.

We believe that our existing cash, cash equivalents, banking facilities and funds to be generated from internal operations will be sufficient to meet our anticipated future liquidity requirements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In fiscal 2006, we made approximately 26.7% of its purchases in U.S. dollars and approximately 61.3% of purchases in Hong Kong dollars, Renminbi and Japanese Yen (together, 88.0% of total purchases). We denominate our sales in either U.S. dollars or Hong Kong dollars. Since the Hong Kong dollar remained “pegged” to the U.S. dollar at a consistent rate, we believe that the exposure of its sales proceeds to foreign exchange fluctuations is minimal. On the other hand, the potential revaluation of the Renminbi will not be considered significant to our operations as we believe that the risk of a substantial fluctuation of the Renminbi exchange rate remains low. At March 31, 2006, we have no short-term Renminbi bank borrowings. In addition, the transaction settled in Japanese Yen is only for a non-recurring purchase made during this fiscal 2006 and therefore the risk of foreign currency exposure on Japanese Yen remains low.

Therefore, since most of our purchases are made in currencies that we believe have low risk of appreciation or devaluation, and sales are made in U.S. dollars, we have determined that our currency risk in the foreseeable future should not be material, and that no derivative contracts such as forward contracts or options to hedge against foreign exchange fluctuations were necessary during fiscal 2006.

ITEM 8.	FINANCIAL STATEMENTS

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm issued by Moores Rowland Mazars	F-1

Report of Independent Registered Public Accounting Firm issued by Deloitte Touche Tohmatsu	F-2

Consolidated Statements of Income and Comprehensive Income for the years ended March 31, 2006, 2005 and 2004	F-3

Consolidated Balance Sheets as of March 31, 2006 and 2005	F-4

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2006, 2005 and 2004	F-6

Consolidated Statements of Cash Flows for the years ended March 31, 2006, 2005 and 2004	F-7

Notes to Consolidated Financial Statements	F-9

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in our reports under the Securities and Exchange Act of 1934, as amended. In accordance with Rule 14a-15(b) of the Securities and Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006 to ensure that material information relating to our Company was made known to them by other persons within our Company. No change was made in our internal control over financial reporting during the fiscal year ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resources constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

The information required by this Item will be included in the Company’s proxy statement for its 2006 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2006 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company’s proxy statement for its 2006 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2006 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the Company’s proxy statement for its 2006 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2006 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

The information required by this Item will be included in the Company’s proxy statement for its 2006 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2006 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in the Company’s proxy statement for its 2006 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2006 and is incorporated herein by reference.

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

A report on Form 8-K was filed on April 18, 2005 to announce appointment of independent director and audit committee member.

A report on Form 8-K was filed on July 22, 2005 to announce a five-for-four stock split of the Company’s common stock.

A report on Form 8-K was filed on July 25, 2005 to announce the approval to list the Company’s common stock on the American Stock Exchange.

A report on Form 8-K was filed on August 5, 2005 to announce the amendment to the By-laws of the Company and receipt of a written confirmation from the American Stock Exchange stating that the Company’s amended listing application for its common stock has been approved.

A report on Form 8-K was filed on November 23, 2005 to announce the submission of a Certificate of Amendment to Certificate of Designation for Nevada Profit Corporations.

A report on Form 8-K was filed on December 29, 2005 to announce the purchase of approximately 9.589% of the total issued share capital of MSIL by Mr. Cheng Chung Hing, Ricky and Mr. Cheng Tai Po from Guangdong Development Bank Co., Ltd.

A report on Form 8-K was filed on January 13, 2006 to announce the resignation of a director of the Company and appointment of a new director and a principal officer.

A report on Form 8-K was filed on February 16, 2006 to announce the investment in the Zhuji Project.

A report on Form 8-K was filed on February 28, 2006 to announce the termination and appointment of the Company’s transfer agent and registrar for shares of its common stock.

A report on Form 8-K/A was filed on April 4, 2006 to update certain information regarding the investment in the Zhuji Project stated in the report on Form 8-K filed on February 16, 2006.

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

10.10

Contract dated November 8, 1997, between Nan’ao Shaohe Pearl Seawater Culture Co., Ltd. of Guangdong Province, People’s Republic of China, Man Sang Jewellery Co., Ltd. of Hong Kong and Chung Yuen Company o/b Golden Wheel Jewellery Mfr. Ltd. of Hong Kong

to establish a cooperative joint venture in Nan’ao County, Guangdong Province, People’s Republic of China (6)

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

10.13	Service Agreement, dated February 10, 2000, between Man Sang International Limited and Wong Ka Ming (8)

10.14	Service Agreement, dated August 31, 2000, between Man Sang International Limited and Cheng Chung Hing (8)

10.15	Service Agreement, dated August 31, 2000, between Man Sang International Limited and Cheng Tai Po (8)

10.16	Service Agreement, dated August 31, 2000, between Man Sang International Limited and Yan Sau Man, Amy (8)

13.1	Annual report to security holders (4)

21.1	Subsidiaries of the Company

24.1	Power of Attorney (included on page 37)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

-----------------------------------------

(1)	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K dated January 8, 1996

(2)	Incorporated by reference to the exhibits filed with the Company’s Registration Statement on Form 8-A dated June 17, 1996

(3)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10- QSB for the quarterly period ended December 31, 1996

(4)	Incorporated by reference to the Form 10- KSB/A for the fiscal year ended March 31, 1997

(5)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997

(6)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997

(7)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998

(8)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, Man Sang Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAN SANG HOLDINGS, INC.

Date: June 28, 2006

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHENG Chung Hing, Ricky	Chairman of the Board, President,	June 28, 2006
CHENG Chung Hing, Ricky	and Chief Executive Officer

/s/ AU Moon Ying, Henry	Chief Financial Officer	June 28, 2006
AU Moon Ying, Henry

/s/ CHENG Tai Po	Vice Chairman of the Board	June 28, 2006

CHENG Tai Po

/s/ HUNG Kwok Wing, Sonny	Director	June 28, 2006

HUNG Kwok Wing, Sonny

SUPPLEMENTAL REPORTS TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY

NON-REPORTING ISSUERS

No annual report or proxy material has been forwarded to securities holders of the Registrant covering the Registrant’s fiscal 2006; however, if any annual report or proxy material is furnished to security holders in connection with the annual meeting of stockholders to be held in 2006, a copy of any such annual report or proxy materials shall be forwarded to the Securities and Exchange Commission when it is forwarded to security holders.

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

10.10

Contract dated November 8, 1997, between Nan’ao Shaohe Pearl Seawater Culture Co., Ltd. of Guangdong Province, People’s Republic of China, Man Sang Jewellery Co., Ltd. of Hong Kong and Chung Yuen Company o/b Golden Wheel Jewellery Mfr. Ltd. of Hong Kong to establish a cooperative joint venture in Nan’ao County, Guangdong Province, People’s Republic of China (6)

10.11

Agreement dated January 2, 1998, between Overlord Investment Company Limited and Excel Access Limited, a subsidiary of the Company, pursuant to which Excel Access Limited will purchase certain real property located at Flat A, 33rd Floor, of Valverde, 11 May Road, Hong Kong for HK$15,050,000 (6)

10.12

Agreement for Sale and Purchase dated February 24, 1998, between City Empire Limited and Wealth-In Investment Limited, a subsidiary of the Company, pursuant to which Wealth-In Investment Limited purchased certain real property located at Flat B on the 20th Floor of The Mayfair, One May Road, Hong Kong, at a purchase price of HK$39,732,200 (7)

10.13	Service Agreement, dated February 10, 2000, between Man Sang International Limited and Wong Ka Ming (8)

10.14	Service Agreement, dated August 31, 2000, between Man Sang International Limited and Cheng Chung Hing (8)

10.15	Service Agreement, dated August 31, 2000, between Man Sang International Limited and Cheng Tai Po (8)

10.16	Service Agreement, dated August 31, 2000, between Man Sang International Limited and Yan Sau Man, Amy (8)

13.1	Annual report to security holders (4)

21.1	Subsidiaries of the Company

24.1	Power of Attorney (included on page 37)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

-----------------------------------------

(1)	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K dated January 8, 1996

(2)	Incorporated by reference to the exhibits filed with the Company’s Registration Statement on Form 8-A dated June 17, 1996

(3)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1996

(4)	Incorporated by reference to the Form 10-KSB/A for the fiscal year ended March 31, 1997

(5)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997

(6)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997

(7)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998

(8)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000

Consolidated Financial Statements

MAN SANG HOLDINGS, INC. AND
SUBSIDIARIES

For the year ended March 31, 2006

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm issued by Moores Rowland Mazars	F-1

Report of Independent Registered Public Accounting Firm issued by Deloitte Touche Tohmatsu	F-2

Consolidated Statements of Income and Comprehensive Income for the years ended March 31, 2006, 2005 and 2004	F-3

Consolidated Balance Sheets as of March 31, 2006 and 2005	F-4

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2006, 2005 and 2004	F-6

Consolidated Statements of Cash Flows for the years ended March 31, 2006, 2005 and 2004	F-7

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of

Man Sang Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Man Sang Holdings, Inc. and subsidiaries (the "Company") as of March 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the two years in the period ended March 31, 2006, all expressed in Hong Kong dollars. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2006 in conformity with U.S. generally accepted accounting principles.

Our audits also comprehended the translation of Hong Kong dollar amounts into U.S. dollar amounts and, in our opinion, such translation has been made in conformity with the basis stated in Note 2. Such U.S. dollar amounts are presented solely for the convenience of readers in the United States of America.

Chartered Accountants

Certified Public Accountants

Hong Kong

June 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of
Man Sang Holdings, Inc.

We have audited the accompanying consolidated statements of income and comprehensive income, stockholders' equity and cash flows of Man Sang Holdings, Inc. and subsidiaries (the "Company") for the year ended March 31, 2004, all expressed in Hong Kong dollars (except for the revisions to earnings per share required by the Company's adoption of Emerging Issues Task Force 03-06, "Participating Securities and the Two-Class Method" under Statement of Financial Accounting Standards No.128 "Earnings Per Share", during the fiscal year ended March 31, 2005, and the revision to the earnings per share and the number of share options as a result of the Company's stock split during the year ended March 31, 2006). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated results of the Company's operations and its cash flows for the year ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Deloitte Touche Tohmatsu
Certified Public Accountants
Hong Kong
June 29, 2004

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands except share data)

	Year ended March 31,
	2006	2006	2005	2004
	US$	HK$	HK$	HK$

Net sales	48,500	378,297	412,262	382,123
Cost of sales	(34,929)	(272,443)	(295,014)	(277,976)

Gross profit	13,571	105,854	117,248	104,147
Rental income, gross	431	3,362	4,646	6,220

	14,002	109,216	121,894	110,367
Selling, general and administrative expenses:
Pearls	(9,027)	(70,411)	(81,862)	(79,838)
Real estate investment	(872)	(6,802)	(11,027)	(9,558)

Operating income	4,103	32,003	29,005	20,971
Interest expense	-	-	(100)	(380)
Interest income	915	7,140	1,067	279
Gain on sales of a real estate investment	-	-	34,248	-
Other income	297	2,312	1,617	2,889
Other than temporary decline in fair value of marketable securities	-	-	-	(2,474)

Income before income taxes and minority interests	5,315	41,455	65,837	21,285
Income taxes expense	(525)	(4,095)	(6,129)	(7,027)
Minority interests	(2,532)	(19,748)	(32,792)	(11,266)

Net income	2,258	17,612	26,916	2,992

Other comprehensive income, net of taxes:
Foreign currency translation adjustments	128	998	6	29
Unrealized holding gain on marketable securities arising during the year	207	1,618	319	1,507
Reclassification adjustment for other than temporary decline in fair value of marketable securities included in net income for the year	-	-	-	1,222

Other comprehensive income, net of taxes	335	2,616	325	2,758

Comprehensive income	2,593	20,228	27,241	5,750

Basic earnings per common share	$0.37	$2.90	$4.80	$0.53

Diluted earnings per common share	$0.35	$2.74	$4.24	$0.48

Weighted average number of shares of common stock outstanding:
- basic earnings per share	5,980,870	5,980,870	5,509,847	5,564,861

- diluted earnings per share	6,323,848	6,323,848	6,231,653	6,069,624

See accompany notes to consolidated financial statements.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share data)

	March 31,
	2006	2006	2005
	US$	HK$	HK$
ASSETS

Current assets:
Cash and cash equivalents	39,071	304,753	243,297
Marketable securities	1,995	15,560	8,422
Accounts receivable, net of allowance for doubtful accounts of HK$22,265 and HK$22,807 in 2006 and 2005, respectively	6,068	47,330	47,450
Inventories	7,163	55,870	82,705
Prepaid expenses	740	5,775	4,489
Deposits and other receivables, net of allowance for doubtful accounts of HK$3,766 and HK$3,721 in 2006 and 2005, respectively	1,297	10,124	5,349
Other current assets	33	259	382
Income taxes receivable	161	1,257	684

Total current assets	56,528	440,928	392,778

Property, plant and equipment, net	13,115	102,295	119,061
Real estate investment, net	8,056	62,838	47,144
Long-term investments	-	-	-
Investment in an affiliate	217	1,692	-
Deferred tax assets	131	1,022	258

Total assets	78,047	608,775	559,241

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share data)

	March 31,
	2006	2006	2005
	US$	HK$	HK$
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	1,471	11,477	8,588
Accrued payroll and employee benefits	1,206	9,405	11,958
Other accrued liabilities	1,657	12,928	10,617
Income taxes payable	263	2,049	4,587

Total current liabilities	4,597	35,859	35,750

Deferred tax liabilities	260	2,031	1,213

Minority interests	35,896	279,989	257,562

Commitments and contingencies (note 10)

Stockholders’ equity:
Series A preferred stock US$0.001 par value
- authorized, issued and outstanding 100,000 shares in 2006 and 2005 (entitled in liquidation to US$2,500 (HK$19,500))	-	1	1
Series B preferred stock US$0.001 par value
- authorized 100,000 shares; no shares outstanding	-	-	-
Common stock of par value US$0.001
- authorized 31,250,000 shares; issued and outstanding, 6,382,582 shares and 5,569,950 shares in 2006 and 2005, respectively	6	49	35
Additional paid-in capital	8,666	67,598	61,660
Retained earnings	27,867	217,364	199,752
Accumulated other comprehensive income	755	5,884	3,268

Total stockholders’ equity	37,294	290,896	264,716

Total liabilities and stockholders’ equity	78,047	608,775	559,241

See accompany notes to consolidated financial statements.

Man Sang Holdings, Inc. And Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands except share data)

	Series A		Series B				Addit-ional		Accumul-ated other compre-	Total Stock-
	Preferred stock		Preferred Stock		Common stock		paid-in	Retained	hensive	holders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	earnings	income	Equity
		HK$		HK$		HK$	HK$	HK$	HK$	HK$

Balance at March 31, 2003	100,000	1	-	-	6,020,082	37	60,633	196,491	185	257,347
Repurchase of common stock	-	-	-	-	(512,500)	(3)	-	(4,794)	-	(4,797)
Stock compensation expense	-	-	-	-	-	-	418	-	-	418
Translation adjustment	-	-	-	-	-	-	-	-	29	29
Unrealized holding gain on marketable securities	-	-	-	-	-	-	-	-	1,507	1,507
Other than temporary decline in fair value of marketable securities	-	-	-	-	-	-	-	-	1,222	1,222
Deemed distribution to shareholders (note 1)	-	-	-	-	-	-	-	(21,853)	-	(21,853)
Net income	-	-	-	-	-	-	-	2,992	-	2,992

Balance at March 31, 2004	100,000	1	-	-	5,507,582	34	61,051	172,836	2,943	236,865
Issuance of common stock upon exercise of stock options	-	-	-	-	62,500	1	475	-	-	476
Stock compensation expense	-	-	-	-	-	-	134	-	-	134
Translation adjustment	-	-	-	-	-	-	-	-	6	6
Unrealized holding gain on marketable securities	-	-	-	-	-	-	-	-	319	319
Net income	-	-	-	-	-	-	-	26,916	-	26,916

Balance at March 31, 2005	100,000	1	-	-	5,570,082	35	61,660	199,752	3,268	264,716
Issuance of common stock upon exercise of stock options	-	-	-	-	812,500	14	5,938	-	-	5,952
Translation adjustment	-	-	-	-	-	-	-	-	998	998
Unrealized holding gain on marketable securities	-	-	-	-	-	-	-	-	1,618	1,618
Net income	-	-	-	-	-	-	-	17,612	-	17,612

Balance at March 31, 2006	100,000	1	-	-	6,382,582	49	67,598	217,364	5,884	290,896

		-		-		US$6	US$8,666	US$27,867	US$755	US$37,294

As of March 31, 2006, 2005 and 2004, retained earnings in the amounts of HK$4,867, HK$4,867 and HK$4,867, respectively, have been reserved by the subsidiaries in the People’s Republic of China (the “PRC”) in accordance with the relevant PRC regulations, this reserve is only distributable in the event of liquidation of these PRC subsidiaries.

See accompany notes to consolidated financial statements.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands except share data)

	Year ended March 31,
	2006	2006	2005	2004
	US$	HK$	HK$	HK$
Cash flow from operating activities
Net income	2,258	17,612	26,916	2,992
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt provision	36	286	9,057	9,530
Inventory write down	3,205	25,000	32,300	14,273
Provision for impairment loss of long-term investments	-	-	856	1,730
Other than temporary decline in fair value of marketable securities	-	-	-	2,474
Depreciation and amortization	975	7,602	8,157	9,427
Impairment loss on property, plant and equipment	-	-	2,617	389
Impairment loss on real estate investment	-	-	-	1,762
(Gain) loss on sale of real estate investment	-	-	(34,248)	1,965
(Gain) loss on sale of property, plant and equipment	-	(1)	(136)	685
Minority interest	2,532	19,748	32,792	11,266
Realized gain on sale of marketable securities	(91)	(706)	-	(991)
Stock compensation expense	-	-	134	418
Changes in operating assets and liabilities, net of effects from sale of subsidiaries:
Accounts receivable	(16)	(122)	7,384	1,611
Inventories	317	2,473	303	4,774
Prepaid expenses	(164)	(1,283)	(1,319)	3,171
Deposits and other receivables	(611)	(4,769)	1,540	(6,676)
Other current assets	16	123	1,395	3
Income taxes receivable	(74)	(573)	(223)	(3)
Deferred tax assets	(98)	(764)	(84)	(174)
Accounts payable	357	2,785	(4,649)	7,657
Accrued payroll and employee benefits	(329)	(2,568)	3,435	1,335
Other accrued liabilities	285	2,224	636	(1,518)
Deposit on sale of real estate investment	-	-	-	7,160
Income taxes payable	(325)	(2,538)	323	2,040
Deferred tax liabilities	105	818	392	821

Net cash provided by operating activities	8,378	65,347	87,578	76,121

Cash flow from investing activities
Proceeds from sale of property, plant and equipment	117	915	320	1,062
Proceeds from sale of real estate investment	-	-	71,610	5,196
Purchase of property, plant and equipment	(864)	(6,742)	(10,009)	(23,058)
Acquisition of a business	-	-	-	373
Acquisition and advance to an affiliate	(217)	(1,692)	-	-
Purchase of marketable securities	(648)	(5,051)	-	(27)
Purchase of real estate investment	-	-	-	(38,222)
Proceeds from sale of marketable securities	243	1,893	-	5,972

Net cash (used in) provided by investing activities	(1,369)	(10,677)	61,921	(48,704)

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands except share data)

	Year ended March 31,
	2006	2006	2005	2004
	US$	HK$	HK$	HK$
Cash flow from financing activities
Proceeds from partial disposal of a subsidiary	-	-	-	8,940
Repayment of long-term debts	-	-	(11,591)	(10,416)
Repurchase of common stock	-	-	-	(4,797)
Net proceeds from issuance of common stock	763	5,952	476	-

Net cash provided by (used in) financing activities	763	5,952	(11,115)	(6,273)

Net increase in cash and cash equivalents	7,772	60,622	138,384	21,144

Cash and cash equivalents at beginning of year	31,192	243,297	104,907	83,766
Exchange adjustments	107	834	6	(3)

Cash and cash equivalents at end of year	39,071	304,753	243,297	104,907

Supplementary disclosures of cash flow information

Cash paid during the year for:
Interest and finance charges	-	-	108	396
Income taxes paid	1,155	9,008	5,672	5,012

Non-cash investing and financing activities:

Consideration for purchase of a business settled through accounts receivable	-	-	-	190

See accompany notes to consolidated financial statements.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except share data)

1.	ORGANIZATION AND ACQUISITION AND DIVESTITURE

Activities and organization

Man Sang Holdings, Inc. (the “Company”) was incorporated in the State of Nevada, the United States of America on November 14, 1986.

The principal activities of the Company comprise the processing and sale of South Sea, fresh water and cultured pearls and pearl jewelry products. The selling and administrative activities are performed in the Hong Kong Special Administrative Region of the People’s Republic of China (“Hong Kong”) and the processing activities are conducted by subsidiaries operating in Guangdong Province, the People’s Republic of China (“the PRC”). The Company also derives rental income from real estate located at its pearl processing facility in the PRC and from offices in Hong Kong. The Company’s activities are principally conducted by its subsidiary, Man Sang International Limited (“MSIL”), a Bermuda incorporated company which is listed on The Stock Exchange of Hong Kong Limited.

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

As a result of this transaction the Company’s equity interest in MSIL, was reduced to 49.4%. The Company continues to account for MSIL as a consolidated subsidiary because it continues to have control over the operating and financial decision of MSIL. As of March 31, 2006 and 2005, the Company had an equity interest of 49.4% in MSIL.

Acquisition and divestiture

The Company has also made a number of long-term investments in companies that supply the Company or distribute its products. The Company has an investment of Renminbi 5,100 (HK$4,730) for a 19.5% stake in a pearl farm located in Nan’ao County in Guangdong Province in the PRC through a cooperative joint venture which has a duration of 11 years. In case of termination or liquidation of the joint venture, the Company is entitled to receive 19.5% of the net assets of the joint venture. As a result of the poor operating performance of the pearl farm, the Company recognized impairment losses of HK$3,000 in 2002 and HK$1,730 in 2004 and are included in selling, general and administrative expenses – Pearls in the consolidated statements of income and comprehensive income.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except share data)

1.	ORGANIZATION AND ACQUISITION AND DIVESTITURE (CONTINUED)

Acquisition and divestiture (Continued)

In April 2000, MSIL acquired all the issued share capital of Intimex Business Solutions Company Limited (“IBS”) for a consideration of HK$2,100 which was satisfied by the issuance of 42,000,000 new shares of HK$0.05 each in Cyber Bizport Limited, a wholly owned subsidiary of MSIL, representing 21% of the enlarged issued share capital of Cyber Bizport Limited. As a result, MSIL holds a 79% equity interest in Cyber Bizport Limited which in turn holds the entire equity interest in IBS. The principal business of IBS is the provision of computer consulting services.

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

On March 31, 2003, the Company acquired the remaining 21% equity interest of Cyber Bizport Limited in exchange for its entire 79% indirect equity interest in IBS. The Company has accounted for this transaction under the purchase method of accounting. Accordingly, the fair value of the Company’s equity interest in IBS, totaling HK$341 was treated as the purchase price for accounting purpose. There was no significant goodwill as a result of this acquisition.

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

On October 17, 2002, the Company disposed of its entire 18% equity interest in Gold Treasure International Jewellery Company Limited (“GTI”) for a consideration of HK$900. The principal business of GTI was the production of accessories in gold, silver and/or other gems.

On December 1, 2002, a wholly owned subsidiary of MSIL acquired a business by acquiring property, plant and equipment, inventories and customer information from a jewelry company for a total consideration of HK$7,200. The acquisition was accounted for as a purchase and HK$5,046 of the purchase price was allocated to property, plant and equipment and HK$2,154 to inventories based on their respective fair values at the date of acquisition. The fair value of the customer information acquired is considered to be insignificant by the Company’s management. The results of the acquired business have been included in the consolidated financial statements since the date of acquisition.

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
190

The fair value of the customer information acquired is considered to be insignificant by the Company’s management.

In February 2006, a wholly-owned subsidiary of the Company acquired 100% equity interest of Smartest Man Holdings Limited ("SMHL"). SMHL owns 49% equity interest of China Pearls and Jewellery City Holdings Limited ("CPJC"), which was accounted for using the equity method in the accompanying financial statements. There was no significant goodwill as a result of this investment. The principal business of CPJC is the development of the Zhuji Jewellery City Project.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of presentation - The consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of consolidation - The consolidated financial statements include the assets, liabilities, revenues and expenses of Man Sang Holdings, Inc. and all of its subsidiaries. All material intra-group transactions and balances have been eliminated.

Investment in an affiliate -  An affiliate over which the Company has the ability to exert significant influence, but does not have a controlling interest (generally 20% to 50% owned), and thereby has the ability to participate in the investees’ financial and operating policy decisions, is accounted for using the equity method. The Company’s share of earnings of the affiliate is included in the accompanying consolidated statements of income and comprehensive income.

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

Starting from April 1, 2002, the Company has adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” which requires that upon adoption, amortization of goodwill and other intangible assets with indefinite lives will cease and instead, the carrying value of these intangible assets will be evaluated for impairment on an annual basis. Identifiable intangible assets with definitive lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. There was no effect on the consolidated financial statements of the Company upon the adoption of SFAS No. 142. Reported net income and earnings per share assuming non-amortization of goodwill for 2002 under SFAS No. 142 would not be significantly different from the actual amounts.

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

Marketable securities - The Company classifies its marketable securities as available-for-sale and carries them at market value with a corresponding recognition of net unrealized holding gain or loss (net of tax) as a separate component of stockholders’ equity until realized. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. Gains and losses on sales of securities are computed on a specific identification basis. Marketable securities comprise:

	March 31, 2006	March 31, 2005
	HK$	HK$

Publicly traded corporate equity securities listed in Hong Kong, net of other-than-temporary impairment	10,177	6,313

Gross unrealized gains	5,383	2,109

Fair value of marketable securities	15,560	8,422

During the year ended March 31, 2004, the Company recognized losses of HK$2,474, on its marketable securities due to declines in fair values that were determined by management to be other than temporary.

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

Assets under construction are not depreciated until construction is complete and the assets are ready for their intended use. No interest was capitalized in the three years ended March 31, 2006.

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

Long-term investments - The Company’s long-term investments are accounted for under the cost method. The Company periodically evaluates the carrying value of long-term investments held, whenever events and circumstances indicate that the carrying value of the investment may no longer be recoverable. The Company recognizes impairment losses based on the estimated fair value of the investments.

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

Net earnings per share (“EPS”) - Basic EPS excludes dilution and is computed by dividing net income attributable to common shareholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (warrants to purchase common stock and common stock options) were exercised or converted into common shares. EPS for all periods presented have been computed in accordance with SFAS No. 128 “Earnings Per Share” issued by the Financial Accounting Standards Board (“FASB”).

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except share data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On July 22, 2005, the Company’s Board of Directors approved a five-for-four stock split of the Company’s common stock, par value US$0.001, effected in the form of a stock dividend for stockholders of record on July 22, 2005. In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin Topic 4C, “Equity Accounts and Change in Capital Structure”, and SFAS No. 128, Earnings Per Share, the Company restated all the share and per share data in these consolidated financial statements for each of the three years in the year ended March 31, 2006, to reflect the capital structure subsequent to the five-for-four stock split, which became effective on August 5, 2005.

EPS is calculated in accordance with SFAS No. 128 by application of the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. Per share data is calculated using the weighted average number of shares of common stock outstanding during the year.

Reconciliation of the basic and diluted EPS is as follows:

	For the year ended March 31, 2006			For the year ended March 31, 2005			For the year ended March 31, 2004
	Earnings	Shares	EPS	Earnings	Shares	EPS	Earnings	Shares	EPS
	HK$’000		HK$	HK$’000		HK$	HK$’000		HK$

Basic EPS:
Net income	17,612			26,916			2,992
Allocated to Series
A preferred stock	(289)			(480)			(53)
Net income available to common stockholders, adjusted	17,323	5,980,870	2.90	26,436	5,509,847	4.80	2,939	5,564,861	0.53

Effect of dilutive securities
Stock options granted by the Company	-	342,978		-	721,806		-	504,763

Diluted EPS:
Net income available to common stockholders, including conversion	17,323	6,323,848	2.74	26,436	6,231,653	4.24	2,939	6,069,624	0.48

Foreign currency translation - Assets and liabilities of foreign subsidiaries are translated from their functional currency to Hong Kong Dollars at year end exchange rates, while revenues and expenses are translated at average exchange rates during the year. Adjustments arising from translating foreign currency financial statements are reported as a separate component of stockholders’ equity. Gains or losses from foreign currency transactions are included in the statement of income.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except share data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign currency risk - The Renminbi (“RMB”) is not a freely convertible currency. The State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. The cash and cash equivalents of the Company included aggregate amounts of HK$13,282 at March 31, 2006 and HK$10,309 at March 31, 2005, which are denominated in RMB.

The PRC subsidiaries conduct their business substantially in the PRC, and their financial performance and position are measured in terms of RMB. Any devaluation of the RMB against the United States dollar would consequently have an adverse effect on the financial performance and asset values of the Company when measured in terms of United States dollars.

Stock-based compensation - The Company has elected to account for its stock option plan using the fair value method in accordance with SFAS No.123 “Accounting for Stock-Based Compensation”. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the vesting period.

Staff retirement plan costs - The Company’s costs related to the defined contribution retirement plans are charged to the consolidated statement of income as incurred.

Translation into United States Dollars - The financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of Hong Kong dollar amounts into U.S. dollars are for the convenience of readers in the United States of America only and have been made at the rate of HK$7.8 to US$1, the approximate free rate of exchange at March 31, 2006. Such translations should not be construed as representations that the Hong Kong dollar amounts could be converted into U.S. dollars at that rate or any other rate.

Advertising and promotion costs – Advertising and promotion expenses are expensed when incurred. Advertising costs included in selling, general and administrative expenses were HK$969, HK$821 and HK$1,587 for the years ended March 31, 2006, 2005 and 2004, respectively.

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

Comprehensive income - The Company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”. Accumulated other comprehensive income represents translation adjustments and unrealized holding losses on marketable securities and is included in the stockholders’ equity section of the balance sheet.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except share data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent changes in accounting pronouncements - In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share Based Payment". SFAS 123(R) is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," which supersedes Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." SFAS 123(R) requires companies to recognize compensation expense in the income statement for an amount equal to the fair value of the share-based payment issued. This applies to all transactions involving the issuance of equity by a company in exchange for goods and services, including employees. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) outlining the SEC Staff's interpretation of SFAS 123(R). This interpretation provides their views regarding interactions between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. Subsequently in August, October and November 2005, the FASB released FSP 123(R)-1, "Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)," FSP123(R)-2, "Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)" and FSP 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." Additionally, on February 1, 2006, the FASB issued FSP 123(R)-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event." The FSPs clarify certain accounting provisions set forth in SFAS 123(R). The requirements and guidance prescribed in SFAS 123(R), SAB 107 and the FSPs is effective in 2006. The Company considers that the adoption of SFAS 123R will not have significant impact on its financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The Group is required to adopt SFAS No. 154 for accounting changes and error corrections that occur after the beginning of 2007. The Company's results of operations and financial condition will only be impacted following the adoption of SFAS No. 154 if it implements changes in accounting principle that are addressed by the standard or corrects accounting errors in future periods.

In November 2005, the FASB issued Staff Position (FSP) FAS115-1 and FAS 124-1, which nullifies certain provisions of EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", and completely supersedes EITF Topic D-44, "Recognition of Other Than Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value", addresses (1) determining when an investment should be considered impaired, (2) determining whether an impairment should be deemed other than temporary, and (3) measuring impairment loss.

Combined FSP Nos. FAS115-1 and FAS 124-1 were applied as discussed in note 2 to the consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS No. 155 permits fair value remeasurement for any hybrid financial instruments that contains an embedded derivative that otherwise would require bifurcation. As of June 28, 2006, the Company did not have any hybrid financial instruments subject to the fair value election under SFAS No. 155 effective at the beginning of 2008.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140". SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. The Company does not believe that the adoption of SFAS No. 156 will have a significant effect on its financial statements.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except share data)

3.	OTHER INCOME
	Year ended March 31,
	2006	2005	2004
Other income consists of the following:	HK$	HK$	HK$

Gain on sale of marketable securities	706	-	991
Others	1,606	1,617	1,898

	2,312	1,617	2,889

4.	INCOME TAXES

Income is subject to taxation in the various countries in which the Company and its subsidiaries operate.

The components of income before income taxes and minority interests are as follows:

	Year ended March 31,
	2006	2005	2004
	HK$	HK$	HK$

Hong Kong	47,899	81,960	25,954
Other regions in the PRC	(6,122)	(11,617)	692
Corporate expense, net	(322)	(4,506)	(5,361)

	41,455	65,837	21,285

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

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except share data)

4.	INCOME TAXES (CONTINUED)

The provision for income tax expense (benefit) consists of the following:

	Year ended March 31,
	2006	2005	2004
	HK$	HK$	HK$
Current tax
Subsidiaries operating in:
Hong Kong	5,724	6,254	7,301
Other regions	172	(482)	(921)

	5,896	5,772	6,380
Deferred tax
Subsidiaries operating in Hong Kong	(1,801)	357	647

Total	4,095	6,129	7,027

A reconciliation between the provision for income tax expense computed by applying the United States statutory tax rate to income before income taxes and minority interests and the actual provision for income tax expenses is as follows:

	Year ended March 31,
	2006	2005	2004
	HK$	HK$	HK$

Applicable U.S. federal tax rate	34%	34%	34%

Provision of income taxes at the applicable U.S. federal tax rate on income for the year	14,095	22,385	7,237
Non-deductible expenses	2,347	2,463	6,899
Non-taxable income	(4,590)	(6,610)	(693)
Changes in valuation allowance	(1,748)	66	(2,312)
International rate difference	(6,689)	(11,443)	(5,895)
Tax on sales of shares of MSIL (note 1)	-	-	2,700
Others	680	(732)	(909)

	4,095	6,129	7,027

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except share data)

4.	INCOME TAXES (CONTINUED)

Temporary differences and operating loss carry forwards that give rise to deferred tax assets and liabilities are as follows:

	March 31,
	2006	2005
	HK$	HK$
Deferred tax assets:
Operating loss carry forwards	3,212	4,302
Valuation allowance	(2,622)	(3,887)

Net deferred tax assets	590	415

Deferred tax liabilities:
Property, plant and equipment	(1,599)	(1,370)

	(1,009)	(955)

The deferred tax balances are classified in the consolidated balance sheet as follows:

	Year ended March 31,
	2006	2005
	HK$	HK$

Non-current assets	1,022	258
Non-current liabilities	(2,031)	(1,213)

	(1,009)	(955)

As of March 31, 2006, subsidiaries of the Company had total losses available for carry forward for Hong Kong tax purposes, subject to the agreement of the Hong Kong Inland Revenue Department, amounting to approximately HK$18,272, which have no expiration date. The tax loss carry forwards can only be utilized by the subsidiaries generating the losses.

Due to the uncertainty of the ability of the subsidiaries to realize the resultant deferred tax asset of HK$3,212, the Company has established a valuation allowance in the amount of HK$2,622.

U.S. deferred tax liabilities have not been provided on approximately HK$442,000 of undistributed earnings of foreign subsidiaries because the Company intends to reinvest those earnings permanently. It is not practicable to estimate the amount of additional taxes that might be payable upon distribution of such earnings.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except share data)

5.	INVENTORIES

Inventories by major categories are summarized as follows:

	Year ended March 31,
	2006	2005
	HK$	HK$

Raw materials	11,838	18,037
Work in progress	6,154	14,520
Finished goods	37,878	50,148

	55,870	82,705

During the years ended March 31, 2006, 2005 and 2004, the Company made a write-down of inventories, amounting to HK$25,000, HK$32,300 and HK$14,273 respectively.

6.	STAFF RETIREMENT PLANS

The Company participates in a Mandatory Provident Fund Scheme (“MPF Scheme”) for all qualifying employees in Hong Kong with effect from December 1, 2000. The assets of the MPF Scheme are held separately from those of the Company in funds under the control of an independent trustee. The Company contributes 5% of relevant payroll costs (monthly contribution is limited to 5% of HK$20 for each eligible employee) to the MPF Scheme, which contribution is matched by employees.

The employees of the Company’s subsidiaries in the PRC are members of a state-managed retirement benefits scheme operated by the local PRC government. The subsidiaries are required to contribute 8% of the average basic salary to the retirement benefit scheme to fund the benefits. The only obligation of the Company with respect to the retirement benefit scheme is to make the specified contributions.

The total contributions made for the years ended March 31, 2006, 2005 and 2004 amounted to HK$901, HK$993 and HK$820, respectively.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except share data)

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the followings:

	Year ended March 31,
	2006	2005
	HK$	HK$

Leasehold land and buildings	121,794	119,194
Construction in progress	-	15,088
Plant and machinery	13,303	11,049
Furniture and equipment	13,326	12,761
Motor vehicles	4,175	5,055

	152,598	163,147
Less: Accumulated depreciation	(50,303)	(44,086)

Net book value	102,295	119,061

8.	REAL ESTATE INVESTMENT
	Year ended March 31,
	2006	2005
	HK$	HK$
At cost:
Leasehold land and buildings
- Hong Kong	36,280	36,280
- Other regions of the PRC	39,010	21,837

	75,290	58,117
Less: Accumulated depreciation	(12,452)	(10,973)

Net book value	62,838	47,144

The real estate investment in other regions of the PRC represents the Company’s interest in an industrial complex known as Man Sang Industrial City located in Gong Ming Zhen, Shenzhen. Part of the industrial complex is used by the Company and is included in property, plant and equipment. The remaining leasehold land and buildings are classified as real estate investment and are leased to unaffiliated third parties under non-cancelable operating lease agreements. The real estate investment in Hong Kong principally represents office premises leased to unaffiliated third parties under non-cancelable operating lease agreements. Leases are negotiated for an average term of one to two years and rentals are fixed during the relevant lease period.

Rental income relating to such operating leases is included in gross rental income in the consolidated statements of income and amounted to HK$3,362, HK$4,646 and HK$6,220 for the years ended March 31, 2006, 2005 and 2004, respectively.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except share data)

8.	REAL ESTATE INVESTMENT (CONTINUED)

The future aggregate minimum rental receivables under non-cancellable operating leases are as follows:

As of March 31, 2006
HK$
Year ending March 31,
2007	3,474
2008	2,207
2009	858
2010	306
2011	305
Thereafter	204

7,354

As of March 31, 2006, leasehold land and buildings (note 7) with a net book value of HK$68,269 and real estate investment with a net book value of HK$13,237 were pledged as collateral for bank credit facilities of HK$47,000, which were unused as of March 31, 2006 and 2005. There is no restriction on the use of the assets pledged for such facilities.

9.	OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the followings:

	Year ended March 31,
	2006	2005
	HK$	HK$

Accrued expenses	5,631	4,153
Deposits received	1,533	1,760
Value-added tax payable	614	1,056
Purchase consideration for a business	1,000	1,000
Sundry payables	947	947
Others	3,203	1,701

	12,928	10,617

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except share data)

10.	COMMITMENTS AND CONTINGENCIES

The Company leases premises under various operating leases which do not contain any escalation clauses and all of the leases contain a renewal option. Rental expense under operating leases was HK$1,978, HK$1,793 and HK$3,693 for the years ended March 31, 2006, 2005 and 2004, respectively.

As of March 31, 2006, the Company and its subsidiaries were obligated under non-cancelable operating leases requiring minimum rentals as follows:

As of March 31, 2006
HK$
Year ending March 31,
2007	581
2008	80
2009	80
2010	68

809

As of March 31, 2006, the Company had capital commitments of HK$76,440 in relation of capital injection to an affiliate for the development of the Zhuji Jewellery City Project and HK$1,312 relating to the acquisition of property, plant and equipment.

On December 2, 2003, Arcadia Jewellery Limited (“Arcadia”), a subsidiary of the Company, filed a lawsuit in Hong Kong against its former general manager and certain other parties (the “Defendants”) for breach of a business transfer agreement and an employment agreement and a consultancy agreement (“Case 1”). Arcadia is claiming against the Defendants for, inter alia, account and inquiry; repayment of monies of at least HK$832; damages; interest; a declaration that the consultancy agreement is null and void and Arcadia is entitled to rescind the same; a declaration that Arcadia is entitled to exercise its rights under the business transfer agreement (i.e. not to pay the balance of the purchase consideration of HK$1,000); return of the purported consultancy fees or earnest money, the amount of which is to be assessed; costs and further or other relief.

On December 22, 2003, this former general manager filed a lawsuit in Hong Kong against Arcadia in respect of the aforesaid employment agreement for monetary claim of approximately HK$395 and also a declaration that the restraint of trade covenants under the aforesaid employment agreement are void and unenforceable. Afterwards, this former general manager agreed to transfer his monetary claim to the Labour Tribunal in Hong Kong and consolidate the rest of his case into Case 1. Although it is not possible to predict with certainty at the moment the outcome of these unresolved legal actions or pending claim or the range of possible loss or recovery, the Company does not believe that the resolution of these matters will have a material adverse effect on the Company’s financial position or operating results.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except share data)

11.	CAPITAL STOCK

The Company’s capital stock consists of common stock and Series A preferred stock and Series B convertible preferred stock.

Before November 23, 2005, the voting rights of the holders of common stock are subject to the rights of the outstanding Series A preferred shares which, as a class, is entitled to one-third voting control of the Company. Accordingly, the holders of common stock and Series A preferred shares hold, in the aggregate, more than fifty percent of the total voting rights and they can elect all of the directors of the Company. However, on November 23, 2005, the Company submitted a Certificate of Amendment to Certificate of Designation For Nevada Profit Corporations, fixing the number of votes for holders of 100,000 issued and outstanding shares of the Company's Series A preferred stock at 3,191,225 shares of the Company's common stock.

Holders of the 100,000 issued and outstanding shares of Series A preferred stock (the "Series A preferred shares") are entitled, as a class, to 3,191,225 of the Company in all matters voted on by stockholders and a liquidation preference of US$25 per share. Except for the foregoing, the holders of the Series A preferred shares have no preferences or rights in excess of those generally available to the holders of common stock. The holders of Series A preferred shares are entitled to participate in any dividends paid ratably with the holders of common stock.

The directors have authorized a series of preferred stock designated as Series B convertible preferred stock (the "Series B preferred shares"). A total of 100,000 Series B preferred shares were authorized. Except to the extent declared by the directors from time to time, if ever, no dividends are payable with respect to the Series B preferred shares. Additionally, the Series B preferred shares have no voting rights except that the approval of holders of a majority of such shares is required to (1) authorize, create or issue any shares of any class or series ranking senior to the Series B preferred shares as to liquidation preference, (2) amend, alter or repeal, by any means, the Company's certificate of incorporation if the powers, preferences, or special rights of the Series B preferred shares would be adversely affected, or (3) become subject to any restriction on the Series B preferred shares, other than restrictions arising solely under Nevada law or existing under the certificate of incorporation as in effect on December 31, 1995. The Series B preferred shares have a liquidation preference of US$1,000 per share and are subject, at the election of the Company, to redemption or conversion at such price after December 31, 1997. At March 31, 2006, no shares of Series B preferred stock were outstanding.

On July 22, 2005, the Company's Board of Directors approved a five-for-four stock split of the Company's common stock, par value US$0.001, effected in the form of a stock dividend for stockholders of record on July 22, 2005. As a result, the Company restated all the share and per share data for each of the three years ended March 31, 2006, to reflect the capital structure subsequent to the five-for-four stock split, which became effective on August 5, 2005.

On June 7, 2002, the Company issued in aggregate 512,500 shares of common stock of par value US$0.001 per share to two business consultants pursuant to two separate business consulting agreements dated June 1, 2002. The amount of the relevant compensation expenses of approximately HK$2,174, being the fair value of the shares issued, is being recognized over the service period of the contracts. Approximately HK$181, HK$1,087 and HK$906 was charged to the statement of income during the years ended March 31, 2005, 2004 and 2003, respectively.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except share data)

11.	CAPITAL STOCK (CONTINUED)

On April 30, 2003, the Company repurchased 512,500 shares of common stock, par value US$0.001 per share at a price of US$1.2 per share. These shares were cancelled on May 2, 2003.

During the year ended March 31, 2005, 62,500 stock options were exercised at a price of US$0.976 per share. A total of 62,500 shares of common stock, par value of US$0.001 was issued accordingly.

During the year ended March 31, 2006, 500,000 and 312,500 stock options were exercised at prices of US$0.976 per share and US$0.88 per share, respectively. A total of 812,500 shares of common stock, par value of US$0.001 was issued accordingly.

12.	STOCK OPTION PLANS

MSIL options

On August 2, 2002, MSIL adopted a new share option scheme (the “2002 Scheme”) and terminated the one adopted on September 8, 1997 (the “1997 Scheme”). In accordance with the 2002 Scheme, MSIL may grant options to any person being an employee, officer, agent, or consultant of group headed by MSIL (“MSIL Group”) including executive or non-executive directors of MSIL Group to subscribe for shares in MSIL at a price determined by the Board of directors of MSIL being at least the highest of (a) the closing price of the shares on The Stock Exchange of Hong Kong Limited (the “Stock Exchange”) on the date of grant of the option, which must be a trading day; (b) the average closing price of the shares on the Stock Exchange for the five trading days immediately preceding the date of grant of the option; and (c) the nominal value of the shares. The purpose of the 2002 Scheme is to provide incentives to the people who were granted options to contribute to MSIL Group and to enable MSIL Group to recruit high-caliber employees and attract resources that are valuable to MSIL Group.

The total number of shares which may be issued upon exercise of all options to be granted, together with all options to be granted under any other share option scheme(s) of MSIL and/or any of its subsidiaries, must not represent more than 10% of the nominal amount of all the issued shares of MSIL as at August 2, 2002.

The 2002 Scheme is valid and effective for a period of 10 years commencing August 2, 2002. At March 31, 2004, 75,187,093 options were available for future grant under the 2002 Scheme. No options have been granted as of March 31, 2006 under the 2002 Scheme.

During the year ended March 31, 2003, all options granted under the 1997 Scheme lapsed and no options were exercisable under the 2002 Scheme as of March 31, 2006.

On May 2, 2006, MSIL issued 48,000,000 stock options. The exercise price of each stock option is HK$0.253, which is determined by the arithmetic average of the closing price of MSIL shares for each of the five trading days immediately prior to and including May 2, 2006.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except share data)

12.	STOCK OPTION PLANS (CONTINUED)

Company options

In October of 1996, the Company approved the establishment of the Man Sang Holdings, Inc. 1996 Stock Option Plan (the "Plan"), under which stock options awards ("Holding Company Options") may be made to employees, directors and consultants of the Company. The Plan will remain effective until October 2006 unless terminated earlier by the Board of Directors. However, as a condition to list shares of its common stock on the American Stock Exchange ("AMEX"), the Company undertakes to terminate the Plan during the year ended March 31, 2006.

The maximum number of shares of common stock which may be issued or delivered and as to which awards may be granted under the Plan was 1,250,000 shares, which was subsequently revised to 2,500,000 shares, as adjusted by the anti dilution provisions contained in the Plan. The exercise price for a stock option must be at least equal to 100% (110% with respect to incentive stock options granted to persons holding ten percent or more of the outstanding common stock) of the fair market value of the common stock on the date of grant of such stock option for incentive stock options, which are available only to employees of the Company, and 85% of the fair market value of the common stock on the date of grant of such stock option for other stock options.

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

Option activity of the Holding Company Options is as follows:

	Number of Holding Company Options	Exercise price with the weighted average exercise price in parenthesis

Outstanding at March 31, 2004	875,000	US$0.976 and US$0.88 (US$0.9417)
Exercised (note 11)	(62,500)	US$0.976

Outstanding at March 31, 2005	812,500	US$0.976 and US$0.88 (US$0.9390)
Exercised (note 11)	(812,500)	US$0.976 and US$0.88

Outstanding at March 31, 2006	-

The total number of options exercisable was 812,500 as of March 31, 2005, at the weighted average exercise prices of US$0.9390.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except share data)

12.	STOCK OPTION PLANS (CONTINUED)

For stock options granted on September 16, 1997, the holders can subscribe for the shares of common stock at a subscription price of US$0.976 per share. 50% of the granted stock options vested and became exercisable on September 16, 1998 and the remainder vested and became exercisable on September 16, 1999. The options expire on September 15, 2007. The total fair value of stock option granted to employees on March 26, 2003 was HK$556. The holders can subscribe for the shares of common stock at a subscription price of US$0.88 per share, 50% of which vested and became exercisable on March 26, 2004, and the remainder vested and became exercisable on March 26, 2005. The options will expire on March 25, 2013.

No options were available for future grant as of March 31, 2006 as the Plan has been terminated during the year.

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

The total compensation expense of the Holding Company Options recognized in the consolidated statements of income for the years ended March 31, 2006, 2005 and 2004 were HK$Nil, HK$134 and HK$418, respectively.

13.	RELATED PARTY TRANSACTIONS

During the periods presented, certain leasehold properties were provided free of charge to Messrs. Cheng Chung Hing and Cheng Tai Po for their residential use.

The Company paid professional fees of HK$493, HK$237 and HK$375 for the years ended March 31, 2006, 2005 and 2004, respectively to Messrs. Yuen & Partners for the provision of legal and professional services to the Company. Mr. Yuen Ka Lok, Ernest, a director of the Company, the Chairman of the Compensation Committee and the Audit Committee of the Board of Directors of the Company, is a partner of Messrs. Yuen & Partners. Mr. Yuen ceased to be a related party following his resignation as a director of the Company in January 2006.

The Company paid standard brokerage fees to DBS Vickers (Hong Kong) Limited (“DBS Vickers”) for holding certain securities on behalf of the Company and maintains a securities account with DBS Vickers. Mr. Lai Chau Ming, Matthew, a director of the Company, the chairman of the Compensation Committee and a member of the Audit Committee of the Board of Directors of the Company, is a Sales Associate Director of DBS Vickers. The amounts of brokerage fees paid to DBS Vickers during the periods presented were considered insignificant by the management.

During the year ended March 31, 2004, the Company sold a 7.2% equity interest in MSIL to Messrs. Cheng Chung Hing and Cheng Tai Po through Man Sang International (B.V.I.) Limited (see note 1 for details).

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except share data)

13.	RELATED PARTY TRANSACTIONS (CONTINUED)

During the years ended March 31, 2006, 2005 and 2004, the Group sold jewelry products amounting to HK$313, HK$636 and HK$298, respectively, to China South International Industrial Materials City (Shenzhen) Co., Ltd. (“CSII”), a company in which Messrs. Cheng Chung Hing and Cheng Tai Po have beneficial interests.

During the years ended March 31, 2006 and 2005, a reimbursement amounting to HK$582 and HK$554 was received, respectively, from CSII for the salaries of staff who had provided services to CSII.

In addition, during the year ended March 31, 2006, a motor vehicle was disposed to China South City Holdings Limited at net book value of HK$914 and rental charges paid to China South City Holdings Limited during the year amounted to HK$152.

14.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

A substantial percentage of the Company’s sales is made to a small number of customers and is typically on an open account basis. For the year ended March 31, 2004, no customer accounted for 10% or more of total sales. During the year ended March 31, 2005, only one of our customers accounted for more than 10% of our sales (approximately 10.3%), while for the year ended March 31, 2006, two of our customers accounted for more than 10% of our sales (approximately 10.8% and 10.2% respectively).

Details of the amounts receivable from the five customers with the largest receivable balances at March 31, 2006 and 2005 are as follows:

	Percentage of accounts receivable March 31,
	2006	2005

Five largest receivable balances	62.3%	57.2%

An analysis of the allowance for doubtful accounts for trade receivables for each of the three years in the period ended March 31, 2006 is as follows:

	Year ended March 31,
	2006	2005	2004
	HK$	HK$	HK$

Balance at beginning of year	22,807	14,728	9,216
Addition of allowance charged to statement of income	242	8,105	5,590
Direct write-off charged against allowance	(784)	(26)	(78)

Balance at end of year	22,265	22,807	14,728

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except share data)

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these amounts.

16.	SEGMENT INFORMATION

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which establishes annual and interim reporting standards for enterprise business segments and related disclosures about its products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision maker evaluates segment performance and allocates resources based on several factors of which the primary financial measures are revenues from external customers and operating income.

Contributions of the major activities, profitability information and asset information are summarized below:

	Year ended March 31,
	2006	2005	2004
	HK$	HK$	HK$
Revenues from external customers:
Pearls	378,297	412,262	382,123
Real estate investment	3,362	4,646	6,220

	381,659	416,908	388,343

Operating income:
Pearls	35,443	35,386	24,309
Real estate investment	(3,440)	(6,381)	(3,338)

	32,003	29,005	20,971

Interest expense:
Pearls	-	33	134
Real estate investment	-	18	111
Corporate assets	-	49	135

	-	100	380

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except share data)

16.	SEGMENT INFORMATION (CONTINUED)

	Year ended March 31,
	2006	2005	2004
	HK$	HK$	HK$
Depreciation and amortization:
Pearls	5,361	5,602	6,620
Real estate investment	1,323	1,637	1,889
Corporate assets	918	918	918

	7,602	8,157	9,427

Capital expenditure for segment assets:
Pearls	4,657	8,536	24,078
Real estate investment	2,085	1,473	38,222

	6,742	10,009	62,300
Segment assets:
Pearls	487,925	449,219	372,671
Real estate investment	62,838	62,232	95,833
Corporate assets	58,012	47,790	48,370

	608,775	559,241	516,874

Long-lived assets:
Pearls	67,253	65,557	77,228
Real estate investment	62,838	62,232	88,673
Corporate assets	37,756	38,674	39,593

	167,847	166,463	205,494

The operating income of the pearl segment for the year ended March 31, 2004 has been arrived at after an impairment charge of HK$1,730, recognized in respect of the Company’s 19.5% stake in a pearl farm (see note 1).

Corporate assets consist principally of marketable securities and leasehold land and buildings held as quarters used by certain directors and employees of the Company.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except share data)

16.	SEGMENT INFORMATION (CONTINUED)

All of the Company’s sales of pearls are coordinated through the Hong Kong subsidiaries and an analysis by destination is as follows:

	Year ended March 31,
	2006	2005	2004
	HK$	HK$	HK$
Net sales:
Hong Kong	38,436	44,854	50,584

Export:
North America	109,467	145,099	117,524
Europe	133,469	122,674	112,214
Japan	42,773	46,145	37,489
Asian countries, other than Japan	34,321	38,216	47,822
Others	19,831	15,274	16,490

	378,297	412,262	382,123

The Company operates in only one geographic area. The location of the Company’s identifiable assets is as follows:

	Year ended March 31,
	2006	2005	2004
	HK$	HK$	HK$

Hong Kong	514,056	469,158	427,092
Other regions of the PRC	94,719	90,083	89,782

	608,775	559,241	516,874

The Company derived operating revenue from the following customers, which accounted for over 10% of operating revenue:

	Year ended March 31,
	2006		2005		2004
	HK$	%	HK$	%	HK$	%

Customer A	40,854	11	42,255	10	32,851	9
Customer B	38,590	10	24,383	5	18,855	5

Accounts receivable related to these customers were HK$19,822 and HK$17,404 as of March 31, 2006 and 2005, respectively.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except share data)

17.	QUARTERLY DATA (UNAUDITED)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	HK$	HK$	HK$	HK$
2006
Net sales	104,158	107,709	90,174	76,256
Gross profit	29,717	28,890	23,751	23,496
Operating income	10,680	10,953	4,801	5,569
Net income	4,435	4,301	2,505	6,371

Basic earnings per common share	0.78	0.73	0.41	0.98
Diluted earnings per common share	0.70	0.67	0.39	0.98

2005
Net sales	99,078	107,983	109,074	96,127
Gross profit	27,485	31,885	28,400	29,478
Operating income	10,298	4,313	5,093	9,301
Net income	3,753	17,280	1,322	4,561

Basic earnings per common share	0.67	3.08	0.24	0.81
Diluted earnings per common share	0.76	2.80	0.21	0.72