Form 10-Q
period 2006-06-30
MAN SANG HOLDINGS INC
filed 2006-08-14
CIK 807630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the

registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|  No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|	Accelerated filer |_|	Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_|Yes          |X| No

As of August 14, 2006, 6,382,582 shares of the Registrant’s common stock were outstanding.

MAN SANG HOLDINGS, INC.

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements
Condensed Consolidated Balance Sheets at
	June 30, 2006 and March 31, 2006	F-1

Condensed Consolidated Statements of Operations and
Comprehensive Income for the Three Months Ended
June 30, 2006 and 2005	F-3

Condensed Consolidated Statements of Cash Flows (unaudited)
for the Three Months Ended June 30, 2006 and 2005	F-4

Notes to Condensed Consolidated Financial Statements	F-5

ITEM 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	1

ITEM 3.	Quantitative and Qualitative Disclosures about
	Market Risk	5

ITEM 4.	Controls and Procedures	6

PART II - OTHER INFORMATION

ITEM 6.	Exhibits	8

SIGNATURES	9

INDEX TO EXHIBITS	10

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts expressed in thousands except share data)

	June 30, 2006		March 31, 2006
	US$	HK$	HK$
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	29,398	229,306	304,753
Marketable securities	2,008	15,666	15,560
Accounts receivable, net of allowance for doubtful
accounts of HK$22,265 as of June 30, 2006 and
March 31, 2006	9,161	71,456	47,330
Inventories :
Raw materials	1,652	12,878	11,838
Work in progress	773	6,030	6,154
Finished goods	3,701	28,870	37,878
	6,126	47,778	55,870

Prepaid expenses	869	6,780	5,775
Deposits and other receivables, net of allowance for
doubtful accounts of HK$3,766 as of June 30, 2006
and March 31, 2006	1,148	8,951	10,124
Other current assets	15	115	259
Income taxes receivable	162	1,265	1,257
Total current assets	48,887	381,317	440,928

Deferred tax assets	139	1,083	1,022

Property, plant and equipment	19,694	153,621	152,598
Accumulated depreciation	(6,669)	(52,018)	(50,303)
	13,025	101,603	102,295

Real estate investment	9,653	75,290	75,290
Accumulated depreciation	(1,649)	(12,862)	(12,452)
	8,004	62,428	62,838

Investment in and advance to an affiliate	9,878	77,050	1,692

Long-term investments	-	-	-

Total assets	79,933	623,481	608,775

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - continued
(Amounts expressed in thousands except share data)

	June 30, 2006		March 31, 2006
	US$	HK$	HK$
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Accounts payable	2,067	16,134	11,477
Accrued payroll and employee benefits	1,002	7,816	9,405
Other accrued liabilities	1,274	9,936	12,928
Income taxes payable	411	3,206	2,049
Total current liabilities	4,754	37,092	35,859

Deferred tax liabilities	260	2,031	2,031

Minority interests	36,832	287,290	279,989

Stockholders' equity:
Series A preferred stock, par value US$0.001	-	1	1
- authorized, issued and outstanding: 100,000 shares;
(entitled in liquidation to US$2,500 (HK$19,500))
Series B convertible preferred stock, par value US$0.001	-	-	-
- authorized: 100,000 shares; no shares outstanding
Common stock, par value US$0.001	6	49	49
- authorized: 31,250,000 shares;
issued and outstanding: 6,382,582 shares
as of June 30, 2006 and March 31, 2006, respectively
Additional paid-in capital	8,886	69,310	67,598
Retained earnings	28,426	221,720	217,364
Accumulated other comprehensive income	769	5,988	5,884
Total stockholders' equity	38,087	297,068	290,896
Total liabilities and stockholders' equity	79,933	623,481	608,775

See accompanying notes to condensed consolidated financial statements

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
FOR THE THREE MONTHS ENDED JUNE 30
(Amounts expressed in thousands except share data)

	Three Months Ended June 30,
	2006		2005
	US$	HK$	HK$

Net sales	12,556	97,937	104,158
Cost of sales	(8,706)	(67,907)	(74,441)
Gross profit	3,850	30,030	29,717

Rental income, gross	118	919	905
	3,968	30,949	30,622
Selling, general and administrative expenses :
- Pearls	(2,700)	(21,062)	(18,221)
- Real estate investment	(200)	(1,563)	(1,721)
Operating income	1,068	8,324	10,680

Non-operating items :
- Interest income	267	2,085	1,045
- Other income	64	502	452
Income before income taxes and minority interests	1,399	10,911	12,177

Income tax expenses	(142)	(1,113)	(2,087)

Income before minority interests	1,257	9,798	10,090

Minority interests	(698)	(5,442)	(5,655)

Net income	559	4,356	4,435

Other comprehensive income (loss), net of taxes and
minority interests :
- Foreign currency translation adjustments	7	52	(6)
- Unrealized holding gain on marketable
securities	7	52	245
Other comprehensive income, net of taxes and
minority interests	14	104	239

Comprehensive income	573	4,460	4,674

Basic earnings per common share	0.09	0.67	0.78

Diluted earnings per common share	0.08	0.66	0.70

Weighted average number of shares
of common stock outstanding :
- basic	6,382,582	6,382,582	5,590,555

- diluted	6,382,582	6,382,582	6,188,394

See accompanying notes to condensed consolidated financial statements

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED JUNE 30
(Amounts expressed in thousands)

	Three Months Ended June 30,
	2006		2005
	US$	HK$	HK$
Cash flow from operating activities:
Net income	559	4,356	4,435
Adjustments to reconcile net income to net cash
provided by operating activities:
Bad debts provision	-	-	1,500
Inventory write-down	705	5,500	3,300
Compensation expense	444	3,465	-
Depreciation and amortization	258	2,014	1,835
Gain on disposal of property, plant and equipment	-	-	-
Minority interests	698	5,442	5,655
Changes in operating assets and liabilities:
Accounts receivable	(3,093)	(24,126)	(12,936)
Inventories	338	2,635	(20,226)
Prepaid expenses	(129)	(1,004)	(11)
Deposits and other receivables	152	1,183	(2,900)
Other current assets	18	144	147
Income taxes receivable	(1)	(8)	-
Deferred tax assets	(8)	(61)	(1,290)
Accounts payable	596	4,651	570
Accrued payroll and employee benefits	(204)	(1,591)	(1,820)
Other accrued liabilities	(385)	(3,002)	(78)
Deferred tax liabilities	-	-	634
Income taxes payable	148	1,157	4,031
Net cash provided by (used in) operating activities	96	755	(17,154)

Cash flow from investing activities:
Purchase of property, plant and equipment	(118)	(917)	(579)
Proceeds from disposal of property, plant and equipment	3	24	-
Advance to an affiliate	(9,661)	(75,358)	-
Net cash used in investing activities	(9,776)	(76,251)	(579)

Cash flow from financing activities:
Net proceeds from issuance of common stock	-	-	952
Net cash provided by financing activities	-	-	952

Net decrease in cash and cash equivalents	(9,680)	(75,496)	(16,781)
Cash and cash equivalents at beginning of period	39,071	304,753	243,297
Exchange adjustments	7	49	(11)
Cash and cash equivalents at end of period	29,398	229,306	226,505

Supplementary disclosures of cash flow information
Cash paid during the period for:
Interest and finance charges	-	-	-
Net income taxes paid	11	88	-

See accompanying notes to condensed consolidated financial statements

Man Sang Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2006

(Unaudited)

1. Interim Financial Presentation

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The March 31, 2006 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the annual report of Man Sang Holdings, Inc. (the “Company”) on Form 10-K for the fiscal year ended March 31, 2006. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results of the entire year.

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

The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of Hong Kong dollar amounts into United States dollars are for convenience only and have been made at the rate of HK$7.8 to US$1, the approximate free rate of exchange at June 30, 2006. Such translations should not be construed as representations that Hong Kong dollar amounts could be converted into United States dollars at that rate or any other rate.

3. Recent Accounting Pronouncements

There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company’s financial statements.

4. Earnings Per Share (“EPS”)

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

For the Three Months Ended June 30
2006
HK$’000
Net income	4,356
Allocated to Series A preferred stock	(67)
Net income available to common stockholders, adjusted	4,289

Stock options granted by a listed subsidiary	(48)
Net income available to common stockholders, including conversion	4,241

No. of shares
Weighted average-shares outstanding	6,382,582

HK$
Net earnings per share
Basic	0.67
Diluted	0.66

For the Three Months Ended June 30
2005
HK$’000
Net income	4,435
Allocated to Series A preferred stock	(78)
Net income available to common stockholders, adjusted	4,357

No. of shares
Weighted average-shares outstanding	5,590,555
Effect of dilutive securities (stock options) granted by the Company	597,839

Adjusted weighted average-shares outstanding	6,188,394

HK$
Net earnings per share
Basic	0.78
Diluted	0.70

5. Disclosure of Geographic Information

All of the Company’s sales of pearls are coordinated through its Hong Kong subsidiaries. The following is an analysis by destination:

	Three Months ended June 30
	2006	2005
	HK$’000	HK$’000
Net Sales:
Hong Kong *	6,828	11,586

Export:
North America	24,496	31,278
Europe (excluding Germany)	13,561	11,810
Germany	18,813	18,192
Japan	12,965	20,577
Other Asian countries	13,974	6,618
Others	7,300	4,097
	97,937	104,158

*	A majority of sales (by dollar amount) in Hong Kong are for re-export to North America and Europe.

The Company operates primarily in one geographic area: Hong Kong and other regions of The People’s Republic of China (the “PRC”). The locations of the Company’s identifiable assets are as follows:

	June 30, 2006	March 31, 2006
	HK$’000	HK$’000

Hong Kong	442,076	514,056
PRC	181,405	94,719
623,481	608,775

6. Disclosure of Major Customers

During the three months ended June 30, 2006, two customers accounted for more than 10.0% of total sales (approximately 12.9% and 12.5%, respectively). During the three months ended June 30, 2005, one customer accounted for 13.7% of total sales. Generally, a substantial percentage of the Company’s sales has been made to a small number of customers and is typically on an open account basis.

7. Segment Information

Reportable segment profit or loss, and segment assets are disclosed as follows:

Reportable Segment Profit or Loss, and Segment Assets
	For the three months ended, June 30
	2006	2005
	HK$’000	HK$’000
Revenues from external customers:
Pearls	97,937	104,158
Real estate investment	919	905
	98,856	105,063

Operating income (loss):
Pearls	8,968	11,496
Real estate investment	(644)	(816)
	8,324	10,680

Depreciation and amortization:
Pearls	1,388	1,305
Real estate investment	386	300
Corporate assets	240	230
	2,014	1,835

Capital expenditure for segment assets:
Pearls	917	579
Real estate investment	-	-
Corporate assets	-	-
	917	579

	As of June 30, 2006	As of March 31, 2006
	HK$’000	HK$’000
Segment assets:
Pearls	503,180	487,925
Real estate investment	62,429	62,838
Corporate assets	57,872	58,012
	623,481	608,775

8. Investment in and Advances to an Affiliate

During the three months ended June 30, 2006, advances of approximately HK$75.0 million have been made to the affiliate.  The amount due from the affiliate is unsecured, non-interest bearing and has no fixed repayment term.

9. Common Stock

On May 2, 2006, Man Sang International Limited (“MSIL”) granted 48,000,000 share options to certain directors and employees at an exercise price of HK$0.253 per share, which is determined by the arithmetic average of the closing price of MSIL shares for each of the five trading days immediately prior to and including May 2, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are, by their nature, subject to risks and uncertainties. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Form 10-Q are forward-looking. Words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions may identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to: our future performance, our expansion efforts, demand for our products; the state of economic conditions and our markets; currency and exchange rate fluctuations; and our ability to meet our liquidity requirements. These forward-looking statements are based on assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe to be appropriate in particular circumstances. However, whether actual results and developments will meet our expectations and predictions depends on a number of known and unknown risks and uncertainties and other factors, any or all of which could cause actual results, performance or achievements to differ materially from our expectations, whether expressed or implied by such forward-looking statements (which may relate to, among other things, the Company’s sales, costs and expenses, income, inventory performance, and receivables). Primarily engaged in the processing and trading of pearls and pearl jewelry products, and in real estate investment, our ability to achieve our objectives and expectations are derived at least in part from assumptions regarding economic conditions, consumer tastes, and developments in our competitive environment. The following assumptions, among others, could materially affect the likelihood that we will achieve our objectives and expectations communicated through these forward-looking statements: (i) that low or negative growth in the economies or the financial markets of our customers, particularly in the United States and in Europe, will not occur and reduce discretionary spending on goods that might be perceived as “luxuries” (ii) that the Hong Kong dollar will remain pegged to the US dollar at US$1 to HK$7.8; (iii) that customer’s choice of pearls vis-à-vis other precious stones and metals will not change adversely; (iv) that we will continue to obtain a stable supply of pearls in the quantities, of the quality and on terms we require; (v) that there will not be a substantial adverse change in the exchange relationship between the renminbi (“RMB”) and the Hong Kong or US dollar; (vi) that there will not be a substantial increase in the tax burdens of our subsidiaries operating in the PRC; (vii) that there will not be a substantial change in climate and environmental conditions at the source regions of pearls that could have a material adverse effect on the supply and pricing of pearls; and (viii) that there will not be a substantial adverse change in the real estate market conditions in the PRC and in Hong Kong. The following discussion of our results of operation, and liquidity and capital resources should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Form 10-Q and with our annual report on Form 10-K for the year ended March 31, 2006, which contains a further description of risks and uncertainties related to forward-looking statements, as well as other aspects of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We will not publicly release any revisions to these forward-looking statements after the date hereof. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.

Overview

In the first quarter of fiscal 2007, the net sales of the Company decreased by 6.0 % to HK$97.9 million as compared to the same period in fiscal 2006. The high oil price together with fluctuating gold price affected market demand and customers reacted conservatively in placing their orders. The decrease in net sales resulted from the decreased sales of South Sea pearls but were offset, in part, by increased sales of assembled finished pearls and jewelry products. Despite a decline in net sales of the Company in the first quarter of fiscal 2007 as compared to the same period in fiscal 2006, we noticed that the responses from buyers participating in the JCK Las Vegas Show June 2006 were good.

Out of the total net sales in this quarter, sales on assembled pearls and jewelry finished products accounted for 45.6% of total sales while South Sea pearls came second at 43.0%. Sales to European customers showed a positive growth in this quarter while sales to US customers dropped when compared to the same quarter last year.

Further to our commitment in an investment project located in Zhuji, Zhejiang in PRC (the “Zhuji Project”) in March 2006, the Company is now preparing for the acquisition of the land use rights for the development of Phase I of the Zhuji Project. Construction work will start soon after the completion of acquisition procedures and receipt of the approval for commencement of construction work. We expect that Phase I of the Zhuji Project will be completed by the end of 2007.

Future Trends

Considering the existing market environment, the Company will continue to adopt prudent measures on controlling its costs while expansion of market share and customer base will continue to be the focus of our efforts. Through attaining high quality and innovative design of our products, we believe that this will be the key to success in achieving our targeted performance results. Looking forward, we are all committed to the development of the Company and we believe that our business future will be promising through our group efforts.

Results of Operations

Sales and Gross Profit

Net sales for the three months ended June 30, 2006 decreased by HK$6.3 million, or 6.0%, to HK$97.9 million, compared to net sales of HK$104.2 million during the same period in 2005. The decrease in sales in this quarter is mainly due to the decrease in the sales of South Sea pearls but being offset by the increase in assembled pearl and jewelry finished products.

Gross profit for the three months ended June 30, 2006 increased by HK$0.3 million, or 1.1%, to HK$30.0 million from HK$29.7 million during the same period in 2005. As a percentage of net sales, gross profit margin increased 2.2% to 30.7% for the three months ended June 30, 2006 from 28.5% during the same period in 2005. The increase in gross profit margin was mainly attributable to the change in sales mix which resulted in a slightly higher gross profit margin.

Rental Income

Gross rental income for the three months ended June 30, 2006 and June 30, 2005 were both approximately HK$0.9 million. The decrease in rental income from the real estate properties located in Hong Kong was offset by the increase in rental income derived from our Man Sang Industrial City located in Shenzhen, PRC.

Selling, General and Administrative Expenses (“SG&A expenses”)

SG&A expenses were HK$22.6 million, consisting of HK$21.1 million attributable to pearl operations and HK$1.5 million attributable to real estate operations. SG&A expenses for the three months ended June 30, 2006, increased approximately HK$2.7 million, or 13.5%, from

HK$19.9 million during the same period in 2005, consisting of HK$18.2 million attributable to pearl operations and HK$1.7 million attributable to real estate operations. The higher SG&A expenses attributable to the pearl operations are mainly due to the one-off HK$3.5 million stock compensation expense resulted from the grant of share option by MSIL to certain directors and employees on May 2, 2006.

As a percentage of net sales, SG&A expenses attributable to pearl operations increased 4.0% to 21.5% for the three months ended June 30, 2006, from 17.5% during the same period in 2005.

Interest Income

Interest income increased by HK$1.1 million, to HK$2.1 million for the three months ended June 30, 2006, from HK$1.0 million during the same period in 2005. The increase was due principally to higher interest rates during the three months ended June 30, 2006 when compared to same period last year.

Income Tax Expense

Income tax expense for the three months ended June 30, 2006 was HK$1.1 million, compared to the HK$2.1 million during the same period in 2005. The overall decrease was due to lower taxable income during the three months ended June 30, 2006.

Net Income

Net income for the three months ended June 30, 2006 remained at HK$4.4 million, compared to the same period in 2005. The increase in SG&A expenses was offset by the increase in interest income and lower income tax expense.

Liquidity and Capital Resources

Our primary liquidity needs are funded by sales of inventory. As of June 30, 2006, we had working capital of HK$344.2 million, which included a cash balance of HK$229.3 million. The current ratio was 10.3 to 1 as of June 30, 2006. Net cash provided by operating activities was approximately HK$0.8 million for the three months ended June 30, 2006. Net cash used in investing activities for the three months ended June 30, 2006 was HK$76.3 million and net cash provided by financing activities was nil.

Inventories were HK$47.8 million as of June 30, 2006. The inventory turnover period was 2.3 months as of June 30, 2006.

Accounts receivable were HK$71.5 million as of June 30, 2006. Debtors’ turnover period was 66.6 days as of June 30, 2006.

All of our long-term debts were fully repaid and the gearing ratio was zero as of June 30, 2006.

We had available working capital facilities of HK$35.0 million with various banks at June 30, 2006. Such banking facilities include letter of credit arrangements, import loans, overdraft and other facilities commonly used in the jewelry business. All such banking facilities bear interest at floating rates generally offered by banks in Hong Kong, and are subject to periodic review. As of June 30, 2006, we had a zero balance on each of these credit facilities.

We believe that our existing cash, cash equivalents, banking facilities and funds to be generated from internal operations will be sufficient to meet our anticipated future liquidity requirements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2006, we had no derivative contracts, such as forward contracts and options to hedge against foreign exchange fluctuations.

During the three months ended June 30, 2006, we made approximately 56.4% of our purchases in US dollars and 38.7% in Hong Kong dollars and RMB combined.

We denominate our sales in either US Dollars or Hong Kong Dollars. Since the Hong Kong Dollar remained “pegged” to the US Dollar at a consistent rate, we believe that the exposure of our sales proceeds to foreign exchange fluctuations is minimal. On the other hand, the potential revaluation of the RMB will not be considered significant to our operations as we believe that the risk of a substantial fluctuation of the RMB exchange rate remains low. At June 30, 2006, we have no short-term RMB bank borrowings.

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

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in our reports under the Securities and Exchange Act of 1934. In accordance with Rule 13a-15(b) of the Securities and Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006 to ensure that material information relating to the company was made known to them by others within the company, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. No significant change was made in our internal control over financial reporting during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II	OTHER INFORMATION

ITEM 6	EXHIBITS

(A)	Exhibits

3.1	Restated Articles of Incorporation including the Certificate of Designation, of the Series A Preferred Stock. (1)
3.2	Certificate of Designation of the Series B Preferred Stock. (2)
3.3	Amended and Restated Bylaws. (3)
3.4	Certificate of Amendment to Certificate of Designation of the Series A Preferred Stock. (4)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

(1)	Incorporated by reference to the Company’s current report on Form 8-K dated January 8, 1996.
(2)	Incorporated by reference to the Company’s registration statement on Form 8-A dated June 17, 1996.
(3)	Incorporated by reference to the Company’s quarterly report on Form 10-Q dated August 11, 2005.
(4)	Incorporated by reference to the Company’s current report on Form 8-K dated November 23, 2005.

(B)	Reports on Form 8-K

(1)        A report on Form 8-K was filed on July 24, 2006 to announce the resignation of the current Chief Financial Officer and the appointment of interim Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAN SANG HOLDINGS, INC.

Date: August 14, 2006

By:     /s/ CHENG Chung Hing, Ricky

CHENG Chung Hing, Ricky
Chairman of the Board, President,

Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Restated Articles of Incorporation including the Certificate of Designation, of the Series A Preferred Stock. (1)
3.2	Certificate of Designation of the Series B Preferred Stock. (2)
3.3	Amended and Restated Bylaws. (3)
3.4	Certificate of Amendment to Certificate of Designation of the Series A Preferred Stock. (4)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

__________________________________

(1)	Incorporated by reference to the Company’s current report on Form 8-K dated January 8, 1996.
(2)	Incorporated by reference to the Company’s registration statement on Form 8-A dated June 17, 1996.
(3)	Incorporated by reference to the Company’s quarterly report on Form 10-Q dated August 11, 2005.
(4)	Incorporated by reference to the Company’s current report on Form 8-K dated November 23, 2005.