Form 10-Q
period 2006-09-30
MAN SANG HOLDINGS INC
filed 2006-11-14
CIK 807630

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

(Address of principal executive offices)

(852) 2317 5300

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer __	Accelerated filer__	Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __  No X

As of November 14, 2006, 6,382,582 shares of the Registrant's common stock were outstanding.

MAN SANG HOLDINGS, INC.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements
Condensed Consolidated Balance Sheets at
September 30, 2006 and March 31, 2006	F-1

Condensed Consolidated Statements of Operations and
Comprehensive Income for the Three and Six Months Ended
September 30, 2005 and 2006	F-3

Condensed Consolidated Statements of Cash Flows for
the Six Months Ended September 30, 2005 and 2006	F-4

Notes to Condensed Consolidated Financial Statements	F-5
(Unaudited)

ITEM 2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations	1

ITEM 3.	Quantitative and Qualitative Disclosures about
Market Risk	7

ITEM 4.	Controls and Procedures	8

PART II - OTHER INFORMATION

ITEM 4	Submission of Matters to a Vote of Security Holders	9

ITEM 6	Exhibits	10

SIGNATURES	11

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts expressed in thousands except share data)

	September 30, 2006		March 31, 2006
	US$	HK$	HK$
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	29,705	231,700	304,753
Marketable securities	2,017	15,732	15,560
Accounts receivable, net of allowance for doubtful
accounts of HK$22,230 (US$2,850) as of
September 30, 2006 and HK$22,265 (US$2,854)
as of March 31, 2006	10,394	81,070	47,330
Inventories :
Raw materials	1,916	14,945	11,838
Work in progress	916	7,147	6,154
Finished goods	2,530	19,732	37,878
	5,362	41,824	55,870

Prepaid expenses	533	4,158	5,775
Deposits and other receivables, net of allowance for
doubtful accounts of HK$3,721 (US$477) as of
September 30, 2006 and March 31, 2006	1,484	11,576	10,124
Other current assets	18	137	259
Income tax receivable	149	1,166	1,257
Total current assets	49,662	387,363	440,928

Deferred tax assets	145	1,134	1,022

Property, plant and equipment	19,784	154,319	152,598
Accumulated depreciation	(6,910)	(53,900)	(50,303)
	12,874	100,419	102,295

Real estate investment	9,653	75,290	75,290
Accumulated depreciation	(1,711)	(13,343)	(12,452)
	7,942	61,947	62,838

Investment in and advance to an affiliate	11,084	86,459	1,692

Total assets	81,707	637,322	608,775

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - continued
(Amounts expressed in thousands except share data)

	September 30, 2006		March 31, 2006
	US$	HK$	HK$
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Accounts payable	1,747	13,631	11,477
Accrued payroll and employee benefits	1,183	9,225	9,405
Other accrued liabilities	1,246	9,732	12,928
Income taxes payable	557	4,342	2,049
Total current liabilities	4,733	36,930	35,859

Deferred tax liabilities	260	2,031	2,031

Minority interests	37,822	295,009	279,989

Stockholders' equity:
Series A preferred stock, par value US$0.001	-	1	1
- authorized, issued and outstanding: 100,000 shares;
(entitled in liquidation to US$2,500 (HK$19,500))
Common stock, par value US$0.001	6	49	49
- authorized: 31,250,000 shares;
issued and outstanding: 6,382,582 shares as of
September 30, 2006 and March 31, 2006, respectively
Additional paid-in capital	8,951	69,821	67,598
Retained earnings	29,128	227,196	217,364
Accumulated other comprehensive income	807	6,285	5,884
Total stockholders' equity	38,892	303,352	290,896
Total liabilities and stockholders' equity	81,707	637,322	608,775

See accompanying notes to condensed consolidated financial statements

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30
(Amounts expressed in thousands except share data)

	Three Months Ended September 30,			Six Months Ended September 30,
	2006		2005	2006		2005
	US$	HK$	HK$	US$	HK$	HK$

Net sales	12,230	95,395	107,709	24,786	193,332	211,867
Cost of goods sold	(8,432)	(65,768)	(78,819)	(17,138)	(133,675)	(153,260)
Gross profit	3,798	29,627	28,890	7,648	59,657	58,607

Rental income, gross	120	938	938	238	1,857	1,843
	3,918	30,565	29,828	7,886	61,514	60,450
Selling, general and administrative expenses
- Pearls	(2,266)	(17,676)	(16,807)	(4,966)	(38,738)	(35,028)
- Real estate investment	(204)	(1,592)	(2,068)	(404)	(3,155)	(3,789)
Operating income	1,448	11,297	10,953	2,516	19,621	21,633

Non-operating items
- Interest income	259	2,010	1,485	525	4,095	2,530
- Other income	46	362	369	111	864	821
Income before income taxes and minority interests	1,753	13,669	12,807	3,152	24,580	24,984

Income taxes	(168)	(1,302)	(2,787)	(310)	(2,415)	(4,874)

Income before minority interests	1,585	12,367	10,020	2,842	22,165	20,110

Minority interests	(883)	(6,891)	(5,719)	(1,581)	(12,333)	(11,374)

Net income	702	5,476	4,301	1,261	9,832	8,736

Other comprehensive income, net of taxes and
minority interests
- Foreign currency translation adjustments	34	264	430	41	316	424
- Unrealized holding gain on marketable securities	4	33	489	11	85	734
Other comprehensive income, net of taxes and	38	297	919	52	401	1,158
minority interests

Comprehensive income	740	5,773	5,220	1,313	10,233	9,894

Basic earnings per common share	0.11	0.84	0.73	0.19	1.52	1.49

Diluted earnings per common share	0.11	0.84	0.67	0.19	1.50	1.37

Weighted average number of shares
of common stock
- for basic earnings per share	6,382,582	6,382,582	5,813,289	6,382,582	6,382,582	5,744,262

- for diluted earnings per share	6,382,582	6,382,582	6,286,875	6,382,582	6,382,582	6,277,575

See accompanying notes to condensed consolidated financial statements

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED SEPTEMBER 30
(Amounts expressed in thousands)

	Six Months Ended September 30,
	2006		2005
	US$	HK$	HK$
Cash flow from operating activities:
Net income	1,261	9,832	8,736
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for doubtful debts	-	-	1,500
Inventory write down	1,212	9,450	14,800
Compensation expense	577	4,501	-
Depreciation and amortization	500	3,903	3,707
Minority interests	1,581	12,333	11,374
Changes in operating assets and liabilities:
Accounts receivable	(4,326)	(33,740)	(25,718)
Inventories	616	4,803	(9,228)
Prepaid expenses	208	1,620	215
Deposits and other receivables	(180)	(1,403)	(3,596)
Other current assets	16	122	165
Income taxes receivable	12	91	-
Deferred tax assets	(14)	(112)	(1,314)
Accounts payable	272	2,124	3,501
Accrued payroll and employee benefits	(24)	(189)	(271)
Other accrued liabilities	(417)	(3,250)	(428)
Deferred tax liabilities	-	-	461
Income taxes payable	294	2,293	6,678
Net cash provided by operating activities	1,588	12,378	10,582

Cash flow from investing activities:
Purchase of property, plant and equipment	(174)	(1,360)	(2,142)
Proceeds from disposal of property, plant and equipment	3	24	914
Advance to an affiliate	(10,868)	(84,767)	-
Net cash (used in) provided by investing activities	(11,039)	(86,103)	(1,228)

Cash flow from financing activities:
Net proceeds from issuance of common stock	-	-	1,904
Net cash provided by (used in) financing activities	-	-	1,904

Net increase in cash and cash equivalents	(9,451)	(73,725)	11,258
Cash and cash equivalents at beginning of period	39,071	304,753	243,297
Exchange adjustments	85	672	175
Cash and cash equivalents at end of period	29,705	231,700	254,730

Supplementary disclosures of cash flow information
Cash paid during the period for:
Interest and financing charges	-	-	-
Net income taxes paid	17	134	-

See accompanying notes to condensed consolidated financial statements

Man Sang Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2006

(Unaudited)

1. Interim Financial Presentation

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The March 31, 2006 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the annual report of Man Sang Holdings, Inc. (the "Company") on Form 10-K for the fiscal year ended March 31, 2006. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results of the entire year.

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

The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of Hong Kong dollar amounts into United States dollars are for convenience only and have been made at the rate of HK$7.8 to US$1, the approximate free rate of exchange at September 30, 2006. Such translations should not be construed as representations that Hong Kong dollar amounts could be converted into United States dollars at that rate or any other rate.

3. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The first step is recognition, whereby a determination is made whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is to measure a tax position that meets the recognition threshold to determine the amount of benefit to recognize. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company considers that the adoption of FIN 48 will not have significant impact on its financial statements.

In September 2006, FASB published FASB Statement of Financial Accounting Standards

No. 157 (“SFAS No. 157”), Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among many accounting pronouncements that require fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. The Company does not believe that the adoption of SFAS No. 157 will have a significant impact on its financial statements.

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

	For the Quarter Ended September 30, 2005	For the Six Months Ended September 30, 2005
	HK$'000	HK$'000
Net income	4,301	8,736
Allocation to Series A preferred stock	(73)	(149)
Net income available to common stockholders, adjusted	4,228	8,587

	No. of shares	No. of shares
Weighted average-shares outstanding	5,813,289	5,744,262
Effect of dilutive securities - stock options granted by the Company	473,586	533,313
Adjusted weighted average-shares outstanding	6,286,875	6,277,575

	HK$	HK$
Net earnings per share
Basic	0.73	1.49
Diluted	0.67	1.37

	For the Quarter Ended September 30, 2006	For the Six Months Ended September 30, 2006
	HK$'000	HK$'000
Net income	5,476	9,832
Allocation to Series A preferred stock	(84)	(152)
Net income available to common stockholders, adjusted	5,392	9,680
Stock options granted by a listed subsidiary	-	(110)
Net income available to common stockholders, including conversion	5,392	9,570

	No. of shares	No. of shares
Weighted average-shares outstanding	6,382,582	6,382,582

	HK$	HK$
Net earnings per share
Basic	0.84	1.52
Diluted	0.84	1.50

5. Disclosure of Geographic Information

All of the Company's sales of pearls are coordinated through its Hong Kong subsidiaries. The following is an analysis by destination:

	For the Quarter Ended September 30		For the Six Months Ended September 30
	2006	2005	2006	2005
	HK$'000	HK$'000	HK$'000	HK$'000
Net Sales:
Hong Kong	7,502	9,128	14,330	20,714

Export:
North America	23,166	31,840	47,662	63,118
Europe (excluding Germany)	13,889	16,915	27,450	28,725
Germany	26,642	23,256	45,455	41,447
Japan	8,535	4,854	21,500	25,431
Other Asian countries	11,195	14,451	25,169	21,069
Others	4,466	7,265	11,766	11,363
	95,395	107,709	193,332	211,867

The Company operates primarily in one geographic area: Hong Kong and other regions of The People's Republic of China (the "PRC"). The locations of the Company's identifiable assets are as follows:

	September 30, 2006	March 31, 2006
	HK$'000	HK$'000

Hong Kong	445,167	514,056
PRC	192,155	94,719
	637,322	608,775

6. Disclosure of Major Customers

During the three months ended September 30, 2006, one customer accounted for 18.8% of total sales. During the six months ended September 30, 2006, two customers accounted for 15.6% and 10.3% of total sales, respectively. During the three months ended September 30, 2005, there were no customers who accounted for 10% or more of total sales. During the six months ended September 30, 2005, one customer accounted for 11.4% of total sales. Generally, a substantial percentage of the Company's sales has been made to a small number of customers and is typically on an open account basis.

7. Segment Information

Reportable segment profit or loss, and segment assets are disclosed as follows:

Reportable Segment Profit or Loss, and Segment Assets
	For the quarter ended, September 30		For the six months ended, September 30
	2006	2005	2006	2005
	HK$'000	HK$'000	HK$'000	HK$'000
Revenues from external customers:
Pearls	95,395	107,709	193,332	211,867
Real estate investment	938	938	1,857	1,843
	96,333	108,647	195,189	213,710

Operating income (loss):
Pearls	11,951	12,083	20,919	23,579
Real estate investment	(654)	(1,130)	(1,298)	(1,946)
	11,297	10,953	19,621	21,633

Depreciation and amortization:
Pearls	1,281	1,343	2,669	2,648
Real estate investment	389	300	775	600
Corporate assets	219	229	459	459
	1,889	1,872	3,903	3,707

Capital expenditure for segment assets:
Pearls	443	1,563	1,360	2,142
Real estate investment	-	-	-	-
Corporate assets	-	-	-	-
	443	1,563	1,360	2,142

			As of September 30, 2006	As of March 31, 2006
			HK$'000	HK$'000
Segment assets:
Pearls			520,977	487,925
Real estate investment			61,947	62,838
Corporate assets			54,398	58,012
			637,322	608,775

8. Investment in and Advances to an Affiliate

During the six months ended September 30, 2006, advances of approximately HK$86.5 million have been made to the affiliate. The amount due from the affiliate is unsecured, non-interest bearing and has no fixed repayment term.

9. Common Stock

On May 2, 2006, Man Sang International Limited (“MSIL”), a subsidiary of the Company, granted 48,000,000 share options to certain directors and employees at an exercise price of HK$0.253 per share, which is determined by the arithmetic average of the closing price of MSIL shares for each of the five trading days immediately prior to and including May 2, 2006.

On September 18, 2006, 10,000,000 share options granted by MSIL to one of its employees had lapsed.

On September 18, 2006, MSIL granted 20,000,000 share options to certain employees at an exercise price of HK$0.233 per share, which is the closing price of MSIL shares on September 18, 2006.

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

Overview

For the six months ended September 30, 2006, net sales of the Company decreased by 8.7% to HK$193.3 million as compared to the same period in fiscal 2006. The high oil price together with fluctuating gold price affect market demand and customers reacted conservatively in placing their orders. The decrease in net sales resulted from the decreased sales of South Sea pearls offset by increased sales of assembled finished pearl and jewelry products. Despite a decline in net sales of the Company in the first half year of fiscal 2007 as compared to the same period in fiscal 2006, we received good responses from buyers participating in the Hong Kong Jewellery and Watch Fair in September 2006.

Out of the total net sales in the first six months ended September 30, 2006, sales on assembled pearl and jewelry finished products accounted for 49.4% of total sales while South Sea pearls came second at 41.1%. Sales to European customers showed a positive growth in the first six months ended September 30, 2006 while sales to US customers dropped when compared to the same period in fiscal 2006.

In March 2006, the Company invested in China Pearls and Jewellery City project located in Zhuji, Zhejiang in PRC (the “CP&J City”). The investment has been fully paid and the Company has obtained the land use rights certificate for the development of Phase I of the CP&J City. The construction work has been carried out after receiving the approval for commencement of construction work in September 2006. We expect that Phase I of the

CP&J City will be completed by the end of next year.

Future Trends

In view of the existing market environment, the Company will continue to adopt prudent measures on controlling its costs and in the meantime, expand its market share and customer base. We expect to continue to put great effort on the continuity of obtaining high quality and innovative design of our products which we believe would lead us to the success of achieving our targeted performance results. The management and staff are dedicated and committed to achieving the Company's goals and we are confident that our business future shall be promising in years to come.

Results of Operations

For the Six-Month Period Ended September 30, 2006 compared to Six-Month Period Ended September 30, 2005.

Sales and Gross Profit

Net sales for the six months ended September 30, 2006 decreased by HK$18.6 million, or 8.7% to HK$193.3 million, as compared to net sales of HK$211.9 million for the six months ended September 30, 2005. The decrease in sales is mainly due to the decrease in the sales of South Sea pearls but offset, in part, by the increase in assembled pearl and jewelry finished products.

Gross profit for the six months ended September 30, 2006 increased by HK$1.1 million, or 1.8%, to HK$59.7 million, as compared to gross profit of HK$58.6 million for the six months ended September 30, 2005. As a percentage of net sales, gross profit margin increased 3.2% to 30.9% for the six months ended September 30, 2006 from 27.7% for the six months ended September 30, 2005. The increase in gross profit margin was mainly attributable to the change in sales mix which resulted in a slightly higher gross profit margin. The sales on assembled pearl and jewelry products accounted for 49.4% of the total sales for the six months ended September 30, 2006, which increased by 8.3% when compared to that of 41.1% for the six months ended September 30, 2005.

Rental Income

Gross rental income for the six months ended September 30, 2006 and September 30, 2005, were each approximately HK$1.8 million. The decrease in rental income from the real estate properties located in Hong Kong was offset by the increase in rental income derived from our Man Sang Industrial City located in Shenzhen, PRC.

Selling, General and Administrative Expense ("SG&A expense")

SG&A expense for the six months ended September 30, 2006 was HK$41.9 million, consisting of HK$38.7 million attributable to pearl operations and HK$3.2 million attributable to real estate operations. SG&A expense for the six months ended September 30, 2006 increased approximately HK$3.1 million, or 7.9%, as compared to SG&A expense of HK$38.8 million for the six months ended September 30, 2005, consisting of HK$35.0 million attributable to pearl operations and HK$3.8 million attributable to real estate operations. The higher SG&A expense attributable to pearl operations was mainly due to the one-off HK$4.5 million stock compensation expense resulted from the grants of share options by MSIL to certain directors and employees on May 2, 2006 and September 18, 2006.

As a percentage of net sales, SG&A expenses attributable to pearl operations increased 3.5% to 20.0% for the six months ended September 30, 2006 from 16.5% for the six months ended September 30, 2005.

Interest Income

Interest income increased by HK$1.6 million, or 61.9%, to HK$4.1 million for the six months ended September 30, 2006, as compared to interest income of HK$2.5 million for the six months ended September 30, 2005. The increase was principally due to higher interest rate during the six months ended September 30, 2006.

Income Tax Expense

Income tax expense for the six months ended September 30, 2006 was HK$2.4 million, as compared to HK$4.9 million for the six months ended September 30, 2005. The decrease was due to lower taxable income generated for the six months ended September 30, 2006.

Net Income

Net income for the six months ended September 30, 2006 was HK$9.8 million, as compared to net income of HK$8.7 million for the six months ended September 30, 2005. The increase was mainly attributable to the improved gross profit margin , higher interest income and lower income tax expense, but partly offset by an increase in SG&A expense.

Results of Operations

For the Three-Month Period Ended September 30, 2006 compared to Three-Month Period Ended September 30, 2005.

Sales and Gross Profit

Net sales for the three months ended September 30, 2006 decreased by HK$12.3 million, or 11.4% to HK$95.4 million, as compared to net sales of HK$107.7 million for the three months ended September 30, 2005. The decrease in sales in this quarter was mainly due to the decrease in the sales of South Sea Pearls.

Gross profit for the three months ended September 30, 2006 increased by HK$0.7 million, or 2.6%, to HK$29.6 million, as compared to gross profit of HK$28.9 million for the three months ended September 30, 2005. As a percentage of net sales, gross profit margin increased 4.3% to 31.1% for the three months ended September 30, 2006, as compared to gross profit margin of 26.8% for the three months ended September 30, 2005. The increase in gross profit margin was mainly attributable to the change in sales mix which resulted in a slightly higher gross profit margin. The sales on assembled pearl and jewelry products accounted for 52.8% of the total sales for the three months ended September 30, 2006, which increased by 8.0% when compared to that of 44.8% for the three months ended September 30, 2005.

Rental Income

Gross rental income for the three months ended September 30, 2006 and September 30, 2005 were both approximately HK$0.9 million. The gross rental income for the three months ended September 30, 2006 remained at HK$0.9 million because the decrease in rental income from the real estate properties located in Hong Kong was offset by the increase in rental income derived from our Man Sang Industrial City located in Shenzhen, PRC.

Selling, General and Administrative Expense ("SG&A expense")

SG&A expense was HK$19.3 million for the three months ended September 30, 2006, consisting of HK$17.7 million attributable to pearl operations and HK$1.6 million attributable to real estate operations. SG&A expense for the three months ended September 30, 2006, increased approximately HK$0.4 million, or 2.1%, from HK$18.9 million for the three months ended September 30, 2005, consisting of HK$16.8 million attributable to pearl operations and HK$2.1 million attributable to real estate operations. The higher SG&A expense attributable to the pearl operations was mainly due to the one-off HK$1.8 million stock compensation expense, resulted from the grant of share options by MSIL to certain employees on September 18, 2006.

As a percentage of net sales, SG&A expense attributable to pearl operations increased 2.9 % to 18.5% for the three months ended September 30, 2006 from 15.6% for the three months ended September 30, 2005.

Interest Income

Interest income increased by HK$0.5 million, or 35.4%, to HK$2.0 million for the three months ended September 30, 2006, as compared to interest income of HK$1.5 million for the three months ended September 30, 2005. The increase was principally due to higher interest rates during the three months ended September 30, 2006 when compared to same period in fiscal 2006.

Income Tax Expense

Income tax expense for the three months ended September 30, 2006 was HK$1.3 million, as compared to HK$2.8 million for the three months ended September 30, 2005. The overall decrease was due to lower taxable income for the three months ended September 30, 2006.

Net Income

Net income for the three months ended September 30, 2006 was HK$5.5 million, as compared to net income of HK$4.3 million for the three months ended September 30, 2005. The increase was mainly attributable to the improved gross profit margin and lower income tax expense.

Liquidity and Capital Resources

Our primary liquidity needs are funded by sales of inventory. As of September 30, 2006, we had working capital of HK$350.4 million, which included a cash balance of HK$231.7 million. The ratio was 10.5 to 1 as of September 30, 2006. Net cash provided by operating activities was approximately HK$12.4 million for the six months ended September 30, 2006. Net cash used in investing activities for the six months ended September 30, 2006 was HK$86.1 million and net cash provided by financing activities was nil.

Inventories accounted for HK$41.8 million as of September 30, 2006. The inventory turnover period was 2.2 months as of September 30, 2006.

Accounts receivable were HK$81.1 million as of September 30, 2006. Debtors' turnover period was 76.5 days as of September 30, 2006.

We have had no outstanding debt since fiscal year 2005. Thus, the gearing ratio was zero as of September 30, 2006.

We had available working capital facilities of HK$105.0 million with various banks at September 30, 2006. Such banking facilities include letter of credit arrangements, import loans, overdrafts and other facilities commonly used in the jewelry business. All such banking facilities bear interest at floating rates generally offered by banks in Hong Kong and are subject to periodic review. As of September 30, 2006, we had a zero balance on each of these credit facilities.

We believe that our existing cash, cash equivalents, banking facilities and funds to be generated from internal operations will be sufficient to meet our anticipated future liquidity requirements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2006, we had no derivative contracts, such as forward contracts and options to hedge against foreign exchange fluctuations.

During the six months ended September 30, 2006, we made approximately 50.5% of our purchases in US dollars, and 41.3% in Hong Kong dollars and RMB combined.

We denominate our sales in either US dollars or Hong Kong dollars. Since the Hong Kong Dollar remained "pegged" to the US dollar at a consistent rate, we feel that the exposure of our sales proceeds to foreign exchange fluctuations is minimal. Furthermore, the potential revaluation of the RMB will not be considered significant to our operations as we believe that the risk of a substantial fluctuation of the RMB exchange rate remains low. At September 30, 2006, we have no short-term RMB bank borrowings.

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

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in our reports under the Securities and Exchange Act of 1934. In accordance with Rule 13a-15(b) of the Securities and Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006 to ensure that material information relating to the company was made known to them by others within the company, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. No significant change was made in our internal control over financial reporting during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II     OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on August 3, 2006 in Tsimshatsui, Kowloon, Hong Kong

1) Election of Directors

All six incumbent directors were re-elected without opposition to serve one-year terms in office. The results of this election were as follows:

Name of Director	For	Against
Cheng Chung Hing, Ricky	5,223,140 votes of common stockholders and 100,000 votes from preferred stockholders	None
Cheng Tai Po	5,223,015 votes of common stockholders and 100,000 votes from preferred stockholders	None
Hung Kwok Wing, Sonny	5,219,865 votes of common stockholders and 100,000 votes from preferred stockholders	None
Lai Chau Ming, Matthew	5,217,965 votes of common stockholders and 100,000 votes from preferred stockholders	None
Tsui King Chung, Francis	5,259,095 votes of common stockholders and 100,000 votes from preferred stockholders	None
Wong Gee Hang, Henry	5,219,865 votes of common stockholders and 100,000 votes from preferred stockholders	None

2) Ratification of Independent Auditors

The appointment of Moores Rowland Mazars as the independent auditors for fiscal year 2006 was ratified. The results of the shareholder vote were as follows:

	For	Against
Appointment of Moores Rowland Mazars as independent auditors	5,870,631 votes of common stockholders and 100,000 votes from preferred stockholders	1,750

ITEM 6	EXHIBITS

(A)	Exhibits
3.1	Restated Articles of Incorporation including the Certificate of Designation, of the Series A Preferred Stock. (1)
3.2	Certificate of Designation of the Series B Preferred Stock. (2)
3.3	Amended and Restated Bylaws. (3)
3.4	Certificate of Amendment to Certificate of Designation of the Series A Preferred Stock. (4)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

(1)	Incorporated by reference to the Company's current report on Form 8-K dated January 8, 1996.
(2)	Incorporated by reference to the Company's registration statement on Form 8-A dated June 17, 1996.
(3)	Incorporated by reference to the Company’s quarterly report on Form 10-Q dated August 11, 2005.
(4)	Incorporated by reference to the Company’s current report on Form 8-K dated November 23, 2005.

(B)	Reports on Form 8-K

(1)    A report on Form 8-K was filed on July 24, 2006 to announce the resignation of the current Chief Financial Officer and the appointment of interim Chief Financial Officer.

(2)     A report on Form 8-K was filed on September 5, 2006 to announce the appointment of Mr. Pak Wai Keung, Martin as the Chief Financial Officer of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAN SANG HOLDINGS, INC.

Date: November 14, 2006

By:  /s/ CHENG Chung Hing, Ricky

CHENG Chung Hing, Ricky
Chairman of the Board, President,

Chief Executive Officer