Form 10-Q
period 2006-12-31
MAN SANG HOLDINGS INC
filed 2007-02-13
CIK 807630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

As of February 13, 2007, 6,382,582 shares of the Registrant's common stock were outstanding.

MAN SANG HOLDINGS, INC.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements
Condensed Consolidated Balance Sheets as at
December 31, 2006 and March 31, 2006	F-1

Condensed Consolidated Statements of Operations and
Comprehensive Income for the Three and Nine Months Ended
December 31, 2005 and 2006 (unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for
the Nine Months Ended December 31, 2005 and 2006 (unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (unaudited)	F-5

ITEM 2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations	1

ITEM 3.	Quantitative and Qualitative Disclosures about
Market Risk	6

ITEM 4.	Controls and Procedures	7

PART II - OTHER INFORMATION

ITEM 6.	Exhibits	8

SIGNATURES	9

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts expressed in thousands except share data)

	December 31, 2006		March 31, 2006
	US$	HK$	HK$
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	34,534	269,365	304,753
Marketable securities	1,075	8,388	15,560
Accounts receivable, net of allowance for doubtful
accounts of HK$22,230 (US$2,850) as of
December 31, 2006 and HK$22,265 (US$2,854)
as of March 31, 2006	9,263	72,250	47,330
Inventories :
Raw materials	1,377	10,742	11,838
Work in progress	1,311	10,225	6,154
Finished goods	1,225	9,555	37,878
	3,913	30,522	55,870

Prepaid expenses	963	7,513	5,775
Deposits and other receivables, net of allowance for
doubtful accounts of HK$2,901(US$372) and
HK$3,766 (US$483) as of December 31, 2006 and March 31, 2006, respectively	1,440	11,233	10,124
Other current assets	17	137	259
Income tax receivable	95	738	1,257
Total current assets	51,300	400,146	440,928

Deferred tax assets	74	575	1,022

Property, plant and equipment	19,905	155,256	152,598
Accumulated depreciation	(6,818)	(53,184)	(50,303)
	13,087	102,072	102,295

Real estate investment	9,653	75,290	75,290
Accumulated depreciation	(1,762)	(13,744)	(12,452)
	7,891	61,546	62,838

Investment in and advance to an affiliate	11,082	86,438	1,692

Total assets	83,434	650,777	608,775

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - continued
(Amounts expressed in thousands except share data)

	December 31, 2006		March 31, 2006
	US$	HK$	HK$
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Accounts payable	1,971	15,373	11,477
Accrued payroll and employee benefits	1,139	8,887	9,405
Other accrued liabilities	1,326	10,334	12,928
Income taxes payable	581	4,528	2,049
Total current liabilities	5,017	39,122	35,859

Deferred tax liabilities	254	1,978	2,031
Minority interests	38,637	301,371	279,989

Stockholders' equity:
Series A preferred stock, par value US$0.001	-	1	1
- authorized, issued and outstanding: 100,000 shares;
(entitled in liquidation to US$2,500 (HK$19,500))
Series B convertible preferred stock, par value US$0.001	-	-	-
- authorized: 100,000 shares; no shares outstanding
Common stock, par value US$0.001	6	49	49
- authorized: 31,250,000 shares;
issued and outstanding: 6,382,582 shares as of
December 31, 2006 and March 31, 2006, respectively
Additional paid-in capital	8,951	69,821	67,598
Retained earnings	29,714	231,768	217,364
Accumulated other comprehensive income	855	6,667	5,884
Total stockholders' equity	39,526	308,306	290,896
Total liabilities and stockholders' equity	83,434	650,777	608,775

See accompanying notes to condensed consolidated financial statements

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31
(Amounts expressed in thousands except share data)

	Three Months Ended December 31,			Nine Months Ended December 31,
	2006		2005	2006		2005
	US$	HK$	HK$	US$	HK$	HK$

Net sales	13,690	106,780	90,174	38,476	300,112	302,041
Cost of goods sold	(10,649)	(83,061)	(66,423)	(27,787)	(216,736)	(219,683)
Gross profit	3,041	23,719	23,751	10,689	83,376	82,358

Rental income, gross	135	1,055	585	373	2,912	2,428
	3,176	24,774	24,336	11,062	86,288	84,786
Selling, general and administrative expenses
- Pearls	(2,604)	(20,315)	(18,377)	(7,570)	(59,053)	(53,405)
- Real estate investment	(133)	(1,034)	(1,158)	(537)	(4,189)	(4,947)
Operating income	439	3,425	4,801	2,955	23,046	26,434

Non-operating items
- Interest income	299	2,328	2,272	824	6,423	4,802
- Gain on sales of a real estate investment	-	-	-	-	-	-
- Other income	75	585	392	186	1,449	1,213
- Realized gain on sales of marketable securities	611	4,769	0	611	4,769	0
Income before income taxes and minority interests	1,424	11,107	7,465	4,576	35,687	32,449

Income taxes	(166)	(1,290)	(1,174)	(476)	(3,705)	(6,048)

Income before minority interests	1,258	9,817	6,291	4,100	31,982	26,401

Minority interests	(718)	(5,603)	(3,786)	(2,299)	(17,936)	(15,160)

Net income	540	4,214	2,505	1,801	14,046	11,241

Other comprehensive income (loss), net of taxes and
minority interests
- Foreign currency translation adjustments	221	1,720	287	261	2,036	710
- Unrealized holding (loss) gain on marketable securities	(39)	(304)	81	(28)	(219)	815
- Realization of holding gain upon sale of marketable securities	(133)	(1,034)	-	(133)	(1,034)	-
Other comprehensive income, net of taxes and	49	382	368	100	783	1,525
minority interests

Comprehensive income	589	4,596	2,873	1,901	14,829	12,766

Basic earnings per common share	0.08	0.65	0.41	0.28	2.17	1.89

Diluted earnings per common share	0.08	0.65	0.39	0.27	2.14	1.76

Weighted average number of shares
of common stock
- for basic earnings per share	6,382,582	6,382,582	6,058,533	6,382,582	6,382,582	5,849,400

- for diluted earnings per share	6,382,582	6,382,582	6,325,762	6,382,582	6,382,582	6,292,956

See accompanying notes to condensed consolidated financial statements

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED DECEMBER 31
(Amounts expressed in thousands)

	Nine Months Ended December 31,
	2006		2005
	US$	HK$	HK$
Cash flow from operating activities:
Net income	1,801	14,046	11,241
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for doubtful debts	-	-	1,500
Inventory write down	1,212	9,450	19,000
Compensation expense	670	5,224	-
Depreciation and amortization	788	6,147	5,613
Gain on sales of marketable securities	(611)	(4,769)	-
Gain on sales of property, plant and equipment	(21)	(161)	-
Minority interests	2,299	17,936	15,160
Changes in operating assets and liabilities:
Accounts receivable	(3,195)	(24,920)	(12,688)
Inventories	2,081	16,230	(19,945)
Prepaid expenses	(222)	(1,733)	(1,531)
Deposits and other receivables	(132)	(1,031)	(3,130)
Other current assets	16	122	236
Income taxes receivable	67	519	95
Deferred tax assets	57	447	(1,367)
Accounts payable	493	3,849	2,981
Accrued payroll and employee benefits	(68)	(533)	(838)
Other accrued liabilities	(344)	(2,681)	(2,049)
Deferred tax liabilities	(7)	(53)	547
Income taxes payable	318	2,479	8,145
Net cash provided by operating activities	5,202	40,568	22,970

Cash flow from investing activities:
Purchase of property, plant and equipment	(617)	(4,814)	(5,811)
Purchase of marketable securities	-	-	(5,051)
Proceeds from sales of property, plant and equipment	99	772	914
Proceeds from sales of marketable securities	1,206	9,405	-
Advance to an affiliate	(10,865)	(84,746)	-
Net cash used in investing activities	(10,177)	(79,383)	(9,948)

Cash flow from financing activities:
Net proceeds from issuance of common stock	-	-	5,952
Net cash provided by financing activities	-	-	5,952

Net increase in cash and cash equivalents	(4,975)	(38,815)	18,974
Cash and cash equivalents at beginning of period	39,071	304,753	243,297
Exchange adjustments	438	3,427	196
Cash and cash equivalents at end of period	34,534	269,365	262,467

Supplementary disclosures of cash flow information
Cash paid during the period for:
Interest and financing charges	-	-	-
Net income taxes refunded	(22)	(172)	(7)

See accompanying notes to condensed consolidated financial statements

Man Sang Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 31, 2006

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

The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of Hong Kong dollar amounts into United States dollars are for convenience only and have been made at the rate of HK$7.8 to US$1, the approximate free rate of exchange as of December 31, 2006. Such translations should not be construed as representations that Hong Kong dollar amounts could be converted into United States dollars at that rate or any other rate.

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

	For the Quarter Ended December 31, 2005	For the Nine Months Ended December 31, 2005
	HK$'000	HK$'000
Net income	2,505	11,241
Allocation of Series A preferred stock	(41)	(189)
Net income available to common stockholders	2,464	11,052

	No. of shares	No. of shares
Weighted average-shares outstanding	6,058,533	5,849,400
Effect of dilutive securities-stock options granted by the Company	267,229	443,556
Adjusted weighted average-shares outstanding	6,325,762	6,292,956

	HK$	HK$
Net earnings per share
Basic	0.41	1.89
Diluted	0.39	1.76

	For the Quarter Ended December 31, 2006	For the Nine Months Ended December 31, 2006
	HK$'000	HK$'000
Net income	4,214	14,046
Allocation of Series A preferred stock	(65)	(217)
Net income available to common stockholders, adjusted	4,149	13,829
Stock options granted by a listed subsidiary	(22)	(173)
Net income available to common stockholders including conversion	4,127	13,656

	No. of shares	No. of shares
Weighted average-shares outstanding	6,382,582	6,382,582

	HK$	HK$
Net earnings per share
Basic	0.65	2.17
Diluted	0.65	2.14

5. Disclosure of Geographic Information

All of the Company's sales of pearls are coordinated through its Hong Kong subsidiaries. The following is an analysis by destination:

	For the Quarter Ended December 31		For the Nine Months Ended December 31
	2006	2005	2006	2005
	HK$'000	HK$'000	HK$'000	HK$'000
Net Sales:
Hong Kong	5,665	9,110	19,995	29,824
Export:
North America	38,735	26,131	86,397	89,249
Europe (excluding Germany)	15,276	13,522	42,726	42,247
Germany	30,099	25,231	75,554	66,678
Japan	7,723	8,860	29,223	34,291
Other Asian countries	5,959	4,124	31,128	25,193
Others	3,323	3,196	15,089	14,559
	106,780	90,174	300,112	302,041

The Company operates primarily in one geographic area: Hong Kong and other regions of the People's Republic of China. The locations of the Company's identifiable assets are as follows:

	December 31, 2006	March 31, 2006
	HK$'000	HK$'000

Hong Kong	437,220	514,056

People’s Republic of China	213,557	94,719
	650,777	608,775

6. Disclosure of Major Customers

During the three months ended December 31, 2006, two customers accounted for 20.4% and 11.5% of total sales, respectively. During the nine months ended December 31, 2006, one customer accounted for 17.3% of total sales. During the three months ended December 31, 2005, one customer accounted for 16.3% of total sales. During the nine months ended December 31, 2005, two customers accounted for 10.8% each of total sales. Generally, a substantial percentage of the Company's sales has been made to a small number of customers and is typically on an open account basis.

7. Segment Information

Reportable segment profit or loss, and segment assets are disclosed as follows:

Reportable Segment Profit or Loss, and Segment Assets
	For the quarter ended, December 31		For the nine months ended, December 31
	2006	2005	2006	2005
	HK$'000	HK$'000	HK$'000	HK$'000
Revenues from external customers:
Pearls	106,780	90,174	300,112	302,041
Real estate investment	1,055	585	2,912	2,428
	107,835	90,759	303,024	304,469

Operating income (loss):
Pearls	3,404	5,374	24,323	28,953
Real estate investment	21	(573)	(1,277)	(2,519)
	3,425	4,801	23,046	26,434

Depreciation and amortization:
Pearls	1,622	1,344	4,291	3,992
Real estate investment	392	332	1,167	932
Corporate assets	230	230	689	689
	2,244	1,906	6,147	5,613

Capital expenditure for segment assets:
Pearls	3,454	3,670	4,814	5,811
Real estate investment	-	-	-	-
	3,454	3,670	4,814	5,811

			As of December 31, 2006	As of March 31, 2006
			HK$'000	HK$'000
Segment assets:
Pearls			542,459	487,925
Real estate investment			61,546	62,838
Corporate assets			46,772	58,012
			650,777	608,775

8. Investment in and advances to an Affiliate

During the nine months ended December 31, 2006, advances of approximately HK$84.7 million have been made to the affiliate which holds the project of CP&J City. The amount due from the affiliate is unsecured, non-interest bearing and has no fixed repayment term.

9. Common Stock and Stock Compensation Plans

Pursuant to the share option scheme (the “Plan”) adopted on August 2, 2002 by Man Sang International Limited (“MSIL”), a subsidiary of the Company, MSIL granted options to purchase a total of 68,000,000 shares (“MSIL Options”) to certain directors and employees during the period from April 1, 2006 to September 30, 2006, of which options to purchase 10,000,000 shares granted to one of its employees had lapsed on September 18, 2006.  These options were granted at an exercise price of HK$0.253 per share, which are determined by the arithmetic average of the closing price of MSIL shares for each of the five trading days immediately prior to and including May 2, 2006, and HK$0.233 per share, the closing price of MSIL shares on September 18, 2006.

A summary of the number of outstanding and exercisable options under the Plan as of December 31, 2006, and changes during the period then ended is presented as follows:

	Number of MSIL Options	Exercise price with the weighted average exercise price in parenthesis

Outstanding as at April 1, 2006	-
Granted	68,000,000	HK$0.253 and HK$0.233 (HK$0.247)
Forfeited	(10,000,000)	HK$0.253

Outstanding as at December 31, 2006	58,000,000	HK$0.253 and HK$0.233 (HK$0.246)
Exercisable as at December 31, 2006	58,000,000	HK$0.253 and HK$0.233 (HK$0.246)

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment (revised 2004). Under the fair value recognition of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted, and recognized over the vesting period. The fair value of each option granted was calculated using the Black-Scholes option pricing model. The Company estimates the fair value of stock options using the Black-Scholes option pricing model, with the following assumptions:

	Granted in 2006
	May 2	Sep 18
Risk-free interest rate per annum	4.660%	4.025%
Expected life	5 years	5 years
Expected volatility	21.83%	35.25%
Expected dividend yield	0.00%	0.00%

The weighted average fair value of the MSIL Options granted during the period was HK$0.06. As of December 31, 2006, the weighted average remaining contractual term of the MSIL Options was 5.12 years. Stock-based compensation expenses for the nine months ended December 31, 2006 and December 31, 2005 was HK$5.2 million and HK$Nil, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are, by their nature, subject to risks and uncertainties. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Form 10-Q are forward looking. Words such as "anticipates," "believes," "expects," "future" and "intends" and similar expressions may identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to: our future performance, our expansion efforts, demand for our products; the state of economic conditions and our markets; currency and exchange rate fluctuations; and our ability to meet our liquidity requirements. These forward-looking statements are based on assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe to be appropriate in particular circumstances. However, whether actual results and developments will meet our expectations and predictions depend on a number of known and unknown risks and uncertainties and other factors, any or all of which could cause actual results, performance or achievements to differ materially from our expectations, whether expressed or implied by such forward-looking statements (which may relate to, among other things, the Company's sales, costs and expenses, income, inventory performance, and receivables). Primarily engaged in the processing and trading of pearls and pearl jewelry products, and in real estate investment, our ability to achieve our objectives and expectations are derived at least in part from assumptions regarding economic conditions, consumer tastes, and developments in our competitive environment. The following assumptions, among others, could materially affect the likelihood that we will achieve our objectives and expectations communicated through these forward-looking statements: (i) that low or negative growth in the economies or the financial markets of our customers, particularly in the United States and in Europe, will not occur and reduce discretionary spending on goods that might be perceived as "luxuries"; (ii) that the Hong Kong dollar will remain pegged to the U.S. dollar at US$1 to HK$7.8; (iii) that customer's choice of pearls vis-à-vis other precious stones and metals will not change adversely; (iv) that we will continue to obtain a stable supply of pearls in the quantities, of the quality and on terms we require; (v) that there will not be a substantial adverse change in the exchange relationship between the renminbi ("RMB") and the Hong Kong or U.S. dollar; (vi) that there will not be a substantial increase in the tax burdens of our subsidiaries operating in the People’s Republic of China; (vii) that there will not be a substantial change in climate and environmental conditions at the source regions of pearls that could have a material adverse effect on the supply and pricing of pearls; and (viii) that there will not be a substantial adverse change in the real estate market conditions in the People’s Republic of China and in Hong Kong. The following discussion of our results of operation, and liquidity and capital resources should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Form 10-Q and with our annual report on Form 10-K for the year ended March 31, 2006, which contains a further description of risks and uncertainties related to forward-looking statements, as well as other aspects of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We will not publicly release any revisions to these forward-looking statements after the date hereof. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.

Overview

For the nine months ended December 31, 2006, net sales of the Company decreased by 0.6% to HK$300.1 million as compared to the same period in fiscal year ended March 31, 2006. Among the Company’s product portfolio, the net sales of the assembled finished pearl and jewelry products increased by 5.6%, which accounted for 54.1% of total sales when compared to the same period in fiscal year ended March 31, 2006. As to South Sea pearls, its net sales decreased by 4.7% to 34.1% of total sales amid the decrease in the demand when compared to the same period in fiscal year ended March 31, 2006.

Net income for the nine months ended December 31, 2006 was HK$14.0 million, including the one-time realized gain of HK$4.8 million from the sale of marketable securities and the one-time stock-based compensation expenses of HK$5.2 million from the grant of the MSIL Options, compared to the net income of HK$11.2 million for the nine months ended December 31, 2005.

In March 2006, the Company invested in China Pearls and Jewellery City project located in Zhuji, Zhejiang in the People’s Republic of China (the “CP&J City”). The investment has been fully paid and the Company obtained the land use rights certificate for the development of Phase I of the CP&J City. The construction work has been carried out after receiving the approval for commencement of construction work in September 2006. We expect that construction work for Phase I of the CP&J City will be completed by the end of calendar year 2007.

Future Trends

In view of the existing market environment, the Company expects to maintain prudent measures on controlling its costs and continue to expand its market share and customer base. We expect to put great effort on maintaining high quality and creating innovative designs of our products which we believe will lead us to successfully achieve our targeted performance results. The management and staff are dedicated and committed to realizing the Company's goals and we remain confident that our business future shall be promising in years to come.

Results of Operations

For the Nine-Month Period Ended December 31, 2006 compared to Nine-Month Period Ended December 31, 2005.

Sales and Gross Profit

Net sales for the nine months ended December 31, 2006 decreased by HK$1.9 million, or 0.6% to HK$300.1 million, compared to net sales of HK$302.0 million for the nine months ended December 31, 2005. The decrease in sales was mainly due to the decrease in the sales of South Sea pearls but partly offset by the increase in sales of assembled pearl and jewelry finished products.

Gross profit for the nine months ended December 31, 2006 increased by HK$1.0 million, or 1.2%, to HK$83.4 million from HK$82.4 million for the nine months ended December 31, 2005. As a percentage of net sales, gross profit margin increased 0.5% to 27.8% for the nine months ended December 31, 2006 from 27.3% for the nine months ended December 31, 2005. The increase in gross profit margin was mainly attributable to the change in sales mix which resulted in a slightly higher gross profit margin. The sales on assembled pearl and jewelry products accounted for 54.1% of the total sales for the nine months ended December 31, 2006, which increased by 5.6% when compared to that of 48.5% for the nine months ended December 31, 2005.

Rental Income

Gross rental income for the nine months ended December 31, 2006 was HK$2.9 million compared to HK$2.4 million for the nine months ended December 31, 2005, representing an increase of HK$0.5 million, or 19.9%. The increase in gross rental income was mainly attributable to the increase in rental income received from our Man Sang Industrial City located in Shenzhen, PRC.

Selling, General and Administrative Expense ("SG&A expense")

SG&A expense for the nine months ended December 31, 2006 was HK$63.2 million, consisting of HK$59.0 million attributable to pearl operations and HK$4.2 million attributable to real estate operations. SG&A expense for the nine months ended December 31, 2006, increased approximately HK$4.8 million, or 8.4%, from HK$58.4 million for the nine months ended December 31, 2005, which consisted of HK$53.4 million attributable to pearl operations and HK$5.0 million attributable to real estate operations. The higher SG&A expense attributable to pearl operations was mainly due to the one-time HK$5.2 million stock compensation expense resulted from the grants of share options by MSIL to certain directors and employees on May 2, 2006 and September 18, 2006.

As a percentage of net sales, SG&A expense attributable to pearl operations increased 2.0% to 19.7% for the nine months ended December 31, 2006, from 17.7% for the nine months ended December 31, 2005.

Interest Income

Interest income increased by HK$1.6 million, or 33.8%, to HK$6.4 million for the nine months ended December 31, 2006 from HK$4.8 million for the nine months ended December 31, 2005. The increase was principally due to higher deposit interest rates and higher cash balances during the nine months ended December 31, 2006.

Income Tax Expense

Income tax expense for the nine months ended December 31, 2006 was HK$3.7 million, compared to the HK$6.0 million during the nine months ended December 31, 2005. The decrease was due to higher non-taxable income generated for the nine months ended December 31, 2006.

Net Income

Net income for the nine months ended December 31, 2006 was HK$14.0 million, including the one-time realized gain of HK$4.8 million from the sale of marketable securities and the one-time stock-based compensation expenses of HK$5.2 million from the grant of the MSIL Options, compared to net income of HK$11.2 million for the nine months ended December 31, 2005. The increase was mainly attributable to the realized gain on sale of marketable securities of HK$4.8 million, of which there was other-than-temporary impairment of HK$2.1 million recognized in fiscal year ended March 31, 2003. In addition, higher interest income and lower income tax expenses were also the contributors to the increase in net income but partly offset by an increase in SG&A expense.

Results of Operations

For the Three-Month Period Ended December 31, 2006 compared to Three-Month Period Ended December 31, 2005.

Sales and Gross Profit

Net sales for the three months ended December 31, 2006 increased by HK$16.6 million, or 18.4% to HK$106.8 million, compared to net sales of HK$90.2 million during the three months ended December 31, 2005. The increase in sales was mainly attributable to the robust growth on the sales of assembled pearl and jewelry products.

Gross profit for the three months ended December 31, 2006 and December 31, 2005 were both approximately HK$23.7 million. As a percentage of net sales, gross profit margin decreased by 4.1% to 22.2% for the three months ended December 31, 2006 from 26.3% for the three months ended December 31, 2005. The decrease in gross profit margin was mainly attributable to the increased sales during the three months ended December 31, 2006 of certain generic jewelry items which have a lower profit margin.

Rental Income

Gross rental income for the three months ended December 31, 2006 was approximately HK$1.1 million representing an increase of approximately HK$0.5 million, or 80.3%, as compared to HK$0.6 million for the three months ended December 31, 2005. The increase in gross rental income was mainly attributable to higher rental income received from Man Sang Industrial City.

Selling, General and Administrative Expense ("SG&A expense")

SG&A expense was HK$21.3 million for the three months ended December 31, 2006, consisting of HK$20.3 million attributable to pearl operations and HK$1.0 million attributable to real estate operations. SG&A expense for the three months ended December 31, 2006, increased by approximately HK$1.8 million, or 9.3%, from HK$19.5 million for the three months ended December 31, 2005, which consisted of HK$18.4 million attributable to pearl operations and HK$1.1 million attributable to real estate operations. The increased SG&A expense attributable to the pearl operations was mainly due to the higher net sales. In addition, it also due to the higher rental expenses incurred for the new tenancy agreement for the Company’s principal office in Hong Kong which came into effect during the three months ended December 31, 2006.

As a percentage of net sales, SG&A expense attributable to pearl operations decreased 1.4% to 19.0% for the three months ended December 31, 2006 from 20.4% for the three months ended December 31, 2005.

Interest Income

Interest income for the three months ended December 31, 2006 and December 31, 2005 were both approximately HK$2.3 million. The slightly increase in interest income was principally due to higher deposits interest rate during the three months ended December 31, 2006.

Income Tax Expense

Income tax expense for the three months ended December 31, 2006 was HK$1.3 million, compared to HK$1.2 million for the three months ended December 31, 2005. The increase was due to higher taxable income generated during the three months ended December 31, 2006.

Net Income

Net income for the three months ended December 31, 2006 was HK$4.2 million, including the one-time realized gain from the sale of marketable securities of HK$4.8 million, compared to net income of HK$2.5 million during the three months ended December 31, 2005. The increase was mainly attributable to realized gain on sale of marketable securities of HK$4.8 million, of which there was other-than-temporary impairment of HK$2.1 million recognized in fiscal year ended March 31, 2003, but partly offset by the increase in SG&A expense.

Liquidity and Capital Resources

Our primary liquidity needs are funded by the collection of accounts receivable and sales of inventory. As of December 31, 2006, we had working capital of HK$361.0 million, which included a cash balance of HK$269.4 million. The current ratio was 10.2 to 1 as of December 31, 2006. Net cash provided by operating activities was approximately HK$40.6 million for the nine months ended December 31, 2006. Net cash used in investing activities for the nine months ended December 31, 2006 was HK$79.4 million and net cash provided by financing activities was nil.

Inventories were HK$30.5 million as of December 31, 2006. The inventory turnover period was 1.8 months as of December 31, 2006.

Accounts receivable were HK$72.3 million as of December 31, 2006. Debtors' turnover period was 65.9 days as of December 31, 2006.

We have had no outstanding debt since fiscal year 2005. Thus, the gearing ratio was zero as of December 31, 2006.

We had available working capital facilities of HK$105 million with various banks at December 31, 2006. Such banking facilities include letter of credit arrangements, import loans, overdraft and other facilities commonly used in the jewelry business. All such banking facilities bear interest at floating rates generally offered by banks in Hong Kong and are subject to periodic review. As of December 31, 2006, we had a zero balance on each of these credit facilities.

We believe that our existing cash, cash equivalents, banking facilities and funds to be generated from internal operations will be sufficient to meet its anticipated future liquidity requirements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2006, we had no derivative contracts, such as forward contracts and options to hedge against foreign exchange fluctuations.

During the nine months ended December 31, 2006, we made approximately 46.7% of our purchases in U.S. dollars and 41.6% of our purchases in Hong Kong dollars and RMB combined.

We denominate our sales in either U.S. dollars or Hong Kong dollars. Since the Hong Kong Dollar remained "pegged" to the U.S. dollar at a consistent rate, we feel that the exposure of our sales proceeds to foreign exchange fluctuations is minimal. Furthermore, the potential revaluation of the RMB will not be considered significant to our operations as we believe that the risk of a substantial fluctuation of the RMB exchange rate remains low. At December 31, 2006, we have no short-term RMB bank borrowings.

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

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in our reports under the Securities and Exchange Act of 1934. In accordance with Rule 13a-15(b) of the Securities and Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006 to ensure that material information relating to the company was made known to them by others within the company, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. No significant change was made in our internal control over financial reporting during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II     OTHER INFORMATION

ITEM 6.	EXHIBITS

(A)	Exhibits
3.1	Restated Articles of Incorporation including the Certificate of Designation of Series A Preferred Stock. (1)
3.2	Certificate of Designation of the Series B Preferred Stock. (2)
3.3	Amended and Restated Bylaws. (3)
3.4	Certificate of Amendment to Certificate of Designation of the Series A Preferred Stock. (4)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

(1)	Incorporated by reference to the Company’s current report on Form 8-K dated January 8, 1996.
(2)	Incorporated by reference to the Company's registration statement on Form 8-A dated June 17, 1996.
(3)	Incorporated by reference to the Company's quarterly report on Form 10-Q dated August 11, 2005.
(4)	Incorporated by reference to the Company's current report on Form 8-K dated November 23, 2005.

(B)	Reports on Form 8-K
(1)	A report on Form 8-K was filed on December 28, 2006 to announce the sale of common stock of the Company by Cheng Tai Po to DKR SoundShore Oasis Holding Fund Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAN SANG HOLDINGS, INC.

Date: February 13, 2007

By:	/s/ CHENG Chung Hing, Ricky
CHENG Chung Hing, Ricky
Chairman of the Board, President,

Chief Executive Officer