Form 10-K
period 2007-03-31
MAN SANG HOLDINGS INC
filed 2007-06-28
CIK 807630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________.

Commission File No. 33-10639-NY

MAN SANG HOLDINGS, INC. (Exact name of Registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	87-0539570 (I.R.S. Employer Identification Number)

21st Floor, Railway Plaza, 39 Chatham Road South

Tsimshatsui, Kowloon, Hong Kong

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (852) 2317 5300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [	]	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes [	]	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [	]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No ☒

The aggregate market value of voting and non-voting stock held by nonaffiliates of the Registrant was approximately $23,825,705 as of June 26, 2007, based upon the closing sale price as reported on the American Stock Exchange (“AMEX”) reported for such date. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

6,382,582 shares of Common Stock Issued and Outstanding as of June 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement are incorporated by reference into

Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

General and Organization Chart

Man Sang Holdings, Inc. (the “Company,” or “we” or “us”), through its subsidiaries, is principally engaged in the purchasing, processing, assembling, merchandising, and wholesale distribution of pearls, pearl jewelry products and jewelry products. In addition, the Company owns and operates a commercial real estate complex in Shenzhen, People’s Republic of China (the “PRC”). The structure of the Company as of the date of this annual report on Form 10-K is as follows:

MAN SANG GROUP ORGANIZATIONAL CHART

History of the Company

The Company was incorporated in the State of Nevada in November 1986 under the name of SBH Ventures, Inc. The Company was originally incorporated as a “blind pool” company for the purpose of acquiring an operating business. In March 1987, the Company completed a public offering of 20,000,000 shares of common stock raising net proceeds of approximately $171,000.* Subsequently, in November 1991, the Company, in connection with a merger

_________________________

* Unless otherwise indicated as Hong Kong dollars or HK$, all financial information contained herein is presented in US dollars. The translations of Hong Kong dollar amounts into US dollars are for reference purpose only and have been made at the exchange rate of HK$7.80 for US$1, the approximate free rate of exchange at March 31, 2007. The Hong Kong dollar has been “pegged” to the US dollar since October 1983. The so-called with an operating company, changed its name to UNIX Source America, Inc. and effected a 1-for-20 reverse stock split of its common stock. The operations of the merged companies proved unsuccessful and the Company ceased such business operations in 1992. In January 1996, the Company again effected a reverse split of its common stock on approximately a 1-for-14 basis and, following such reverse split, issued 11,000,000 shares of common stock, par value $0.001 per share (“Common Stock”) and 100,000 shares of Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”) in exchange (the “Exchange”) for all of the outstanding securities of Man Sang International (B.V.I.) Limited, a British Virgin Islands company (“Man Sang BVI”). Pursuant to the terms of the Exchange, the Company changed its name to Man Sang Holdings, Inc. and assumed the operations of Man Sang BVI. The management of Man Sang BVI then assumed control of the Company.

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

_________________________

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

On June 7, 2002, the Company issued in aggregate 410,0001 shares of Common Stock, par value $0.001 per share, to two business consultants pursuant to two separate business Consulting Agreements dated June 1, 2002.

On April 30, 2003, the Company repurchased in aggregate 410,0001 shares of Common Stock previously issued to two business consultants on June 7, 2002, at a price of $1.51 per share. These shares were cancelled on May 12, 2003.

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

On March 23, 2006, MSIL indirectly acquired a 49.0% interest in a project located in Zhuji, Zhejiang province, PRC through its subsidiary (the “Zhuji project”). In connection with such project, a wholly foreign-owned enterprise was formed in the PRC (the “WFOE”), with the registered share capital and total investment amount of $20,000,000 and $40,000,000, respectively. MSIL and/or its subsidiary expected to contribute approximately $19,600,000 into the registered capital and total investment of the WFOE.

On April 12, 2007, MSIL indirectly acquired an additional 6.0% interest in the Zhuji project at a consideration of HK$60,000,000, including an assignment of loan in an amount equivalent to approximately HK$10,560,000. As a result of such acquisition, the Company, through Smartest Man Holdings Limited, an indirect wholly-owned subsidiary of MSIL, currently indirectly owns 55.0% of the issued and outstanding share capital of China Pearls and Jewelry City Holdings Limited (which has become a subsidiary of MSIL), and therefore 55.0% interest in the Zhuji project.

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

We also offer fully assembled pearl jewelry, including necklaces, earrings, rings, pendants, broaches, bracelets, cufflinks, and similar miscellaneous pearl products. For the three years ended March 31, 2007, freshwater and cultured pearls sales as a percentage of our sales of pearls and assembled pearl products were as follows:

Loose and	Assembled
Year	Strands Pearls	Pearl Jewelry
Freshwater	Cultured	Freshwater	Cultured

%	%	%	%
2007	21	70	79	30
2006	32	82	68	18
2005	35	78	65	22

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

In fiscal 2007, our five largest suppliers of the Company accounted for approximately 51.9% (2006: 61.6%) of our total purchases, with the largest supplier accounting for approximately 16.3% (2006: 26.4%) of our total purchases.

In fiscal 2007, approximately 29.8% of our purchases were made in Hong Kong dollars, with the remaining amount settled in US dollars, French Polynesian francs, Renminbi or Japanese Yen. It is our policy not to enter into derivative contracts such as forward contracts and options, unless we consider it necessary to hedge against foreign exchange fluctuations. No such derivative contract was entered into during fiscal 2007. See “Item 7A - Quantitative and Qualitative Disclosures about Market Risk.”

Processing and Assembling

Pearl processing and assembling are conducted at our facilities in Shenzhen, PRC. Freshwater pearl processing and assembling operations presently occupy approximately 23,958 square feet and employ 214 workers while cultured pearl processing and assembling operations occupy approximately 37,026 square feet and employ 565 workers. The average compensation per factory worker is HK$1,469 per month while average supervisory compensation is HK$2,340 per month.

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

Where appropriate, processed pearls are then incorporated into finished jewelry products. Assembling and finishing may include the addition of clasps, decorative jewelry pieces, or other specialty work requested by the customers to produce finished jewelry pieces.

We presently have facilities and pearl processing personnel to produce approximately 29,000 kg (2006: 29,000 kg) of freshwater pearls and 10,000 kg (2006: 10,000 kg) of cultured pearls annually. Fiscal 2007 production totaled approximately 21,000 kg of freshwater pearls and 2,351 kg of cultured pearls, compared to the production of 16,411 kg of freshwater pearls and 810 kg of cultured pearls in fiscal 2006. We presently also have adequate assembling and finishing personnel and facilities to produce approximately 1.8 million pieces of finished jewelry annually. The production of finished jewelry totaled approximately 1.3 million pieces in fiscal year 2007.

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

Our marketing and sales staff maintains on-going communications with a broad range of jewelry distributors, manufacturers and retailers worldwide to assure that customers’ pearl requirements are fully satisfied. Our marketing and sales staff regularly visits all major pearl markets and jewelry trade shows to display products, establish contacts with potential customers and evaluate market trends. Apart from attending trade shows and servicing customers, our marketing and sales force principally operates from our headquarters in Hong Kong, where buyers personally visit and inspect our products and place orders. As part of our marketing efforts, we have established Internet web pages (www.man-sang.com) to market our products. In addition, we have increased our efforts to market pearls and jewelry products to customers in Europe and North America.

Customers

Our customers consist principally of wholesale distributors and mass merchandisers in Europe, the United States, Hong Kong and other Asian countries. For fiscal 2007, one of our customers accounted for more than 10.0% of our total sales, and our five largest customers accounted for approximately 41.1% (2006: 36.3%), with the largest customer accounting for approximately 16.0% (2006: 10.8%) of our total sales. As of March 31, 2007, we had approximately 930 customers. We have no long-term contract with customers. Most of our customers have been in business with us for a number of years. We do not believe that the loss of any one customer will have a material adverse effect on our financial condition or results of operations.

Our policy is to denominate predominantly all our sales in either U.S. dollars or Hong Kong dollars. Since Hong Kong dollar remained “pegged” to the U.S. dollar throughout fiscal 2007, our sales proceeds have thus far had minimal exposure to foreign exchange fluctuations. See “Item 7A - Quantitative and Qualitative Disclosures about Market Risk.”

The following table sets forth by region and by product our net sales for the years ended March 31, 2007, 2006 and 2005:

	2007		2006		2005
	HK$’000%		HK$’000%		HK$’000%
Cultured Pearls
North America	47,616	12.0	46,460	12.3	62,922	15.3
Europe	23,166	5.8	19,362	5.1	19,990	4.8
Germany	4,955	1.3	8,576	2.3	7,058	1.7
Hong Kong	22,462	5.6	29,701	7.8	31,803	7.7
Japan	24,320	6.1	26,097	6.9	30,610	7.4
Other Asian countries	34,361	8.6	23,844	6.3	30,095	7.3
Others	6,325	1.6	8,517	2.3	6,734	1.6
Sub-total	163,205	41.0	162,557	43.0	189,212	45.8

Freshwater Pearls
North America	3,569	0.9	5,611	1.5	4,549	1.1
Europe	4,066	1.0	5,205	1.4	6,016	1.5
Germany	3,122	0.8	4,609	1.2	4,061	1.0
Hong Kong	2,296	0.6	2,666	0.7	2,497	0.6
Japan	9,148	2.3	11,092	2.9	10,665	2.6
Other Asian countries	4,821	1.2	6,976	1.8	5,682	1.4
Others	1,194	0.3	2,762	0.7	1,350	0.3
Sub-total	28,216	7.1	38,921	10.2	34,820	8.5

Assembled Jewelry
North America	62,891	15.8	57,396	15.2	77,628	18.8
Europe	33,717	8.5	28,129	7.4	20,557	5.0
Germany	85,989	21.6	67,588	17.9	64,992	15.8

Hong Kong	5,171	1.3	6,069	1.6	10,554	2.6
Japan	3,432	0.8	5,584	1.5	4,870	1.2
Other Asian countries	3,221	0.8	3,501	0.9	2,439	0.6
Others	12,437	3.1	8,552	2.3	7,190	1.7
Sub-total	206,858	51.9	176,819	46.8	188,230	45.7
Total	398,279	100.0	378,297	100.0	412,262	100.0

A majority of sales (by dollar amount) in Hong Kong is for re-export to North America, Europe and other Asian countries.

Intellectual Property

Man Sang Innovations Limited, an indirect subsidiary of the Company, owns 13 registered trademarks in Hong Kong.  The validity period of such registered trademarks will expire between January 31, 2008 and January 19, 2017. In addition, it owns a registered trademark in each of New Zealand, Macau, Australia, Switzerland, Thailand, Indonesia, South Korea, Japan, Mexico and Taiwan. The validity period of such registered trademarks will expire between March 15, 2009 and May 31, 2013 (of which there is no expiry date for the registered trademarks in South Korea and Japan).

Man Sang Jewellery Company Limited., an indirect subsidiary of the Company, owns six registered trademarks in Hong Kong. The validity period of such registered trademarks will expire between February 12, 2008 and May 15, 2016. In addition, it owns a registered trademark in each of Switzerland, Thailand, Japan, South Korea and Taiwan. The validity period of such registered trademarks will expire between March 7, 2012 and May 31, 2013 (of which there is no expiry date for the registered trademarks in South Korea).

Arcadia Jewellery Limited, an indirect subsidiary of the Company, owns four registered trademarks in Hong Kong. The validity period of such registered trademarks will expire between November 18, 2009 and January 21, 2010.

Man Hing Industry Development (Shenzhen) Co., Ltd., an indirect subsidiary of the Company, owns 14 registered trademarks in the PRC. The validity period of such registered trademarks will expire between January 27, 2013 and May 6, 2015.

Seasonality

Our sales are seasonal in nature. The bulk of our sales occur during the months of March, June and September (during major international jewelry trade shows held in Hong Kong in these three months). Accordingly, the results of any interim period are not necessarily indicative of the results that might be expected during a full year.

The following table sets forth our unaudited net sales for the fiscal years indicated:

Fiscal Year Ended March 31,

	2007		2006		2005
	HK$’000%		HK$’000%		HK$’000%

First Quarter	97,937	24.6	104,158	27.5	99,078	24.0

Second Quarter	95,395	24.0	107,709	28.5	107,983	26.2
Third Quarter	106,780	26.8	90,174	23.8	109,074	26.5
Fourth Quarter	98,167	24.6	76,256	20.2	96,127	23.3
Total	398,279	100.0	378,297	100.0	412,262	100.0

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

As of March 31, 2007, Man Sang Industrial City consisted of 27 completed buildings encompassing a total gross floor area of approximately 813,000 square feet. Of the 27 completed buildings in Man Sang Industrial City, 18 buildings are rental properties, and the remaining 9 buildings are for the Company’s own use. In addition to factories, dormitories and shops, Man Sang Industrial City has green zones, playgrounds and other amenities typically offered in industrial/living complexes in the PRC.

Leasing and Management

During fiscal 2007, we utilized 9 buildings in Man Sang Industrial City for pearl processing, pearl and jewelry assembling, administration, and staff accommodation. The remaining facilities were leased to third party industrial users, primarily foreign investors and non-polluting light industry.

During fiscal 2007, we employed a staff of 24 persons to provide required management, leasing, maintenance and security for Man Sang Industrial City.

As of March 31, 2007, the 18 buildings in Man Sang Industrial City, excluding the 9 buildings utilized for our pearl operations, were used for leasing purposes to independent third parties and industrial users not connected with us. Such facilities are typically offered under leases ranging in duration from 1 to 3 years. The gross rental income from Man Sang Industrial City for fiscal 2007 was approximately HK$3.6 million compared to approximately HK$2.6 million for fiscal 2006. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Year Ended March 31, 2007 Compared to Year Ended March 31, 2006 - Rental Income.”

In addition to Man Sang Industrial City, we own rental properties in Hong Kong (“Hong Kong Rental Properties”) which were leased to independent third parties. The Hong Kong Rental Properties consist of the properties as follows:

a.

2,643 square feet on 17th Floor and a car parking space No.16 on 2nd Floor, Silvercrest, No.24 Macdonnell Road, Midlevels, Hong Kong.  A tenancy agreement was made at a monthly rental of HK$61.0K* * for a term of two years starting from October 25, 2006.  The rental income totaled approximately HK$576.0K for fiscal 2007 and approximately HK$456.0K for fiscal 2006.  See “Item 2  - Properties - Hong Kong.”

_________________________

* * As used in this report, the letter “K” appearing immediately after a dollar amount denotes rounding to the nearest HK$1,000; as an example, HK$250,499 may be rounded to “HK$250K.”

b.

Parking space No. 3 on Floor L3 of Valverde, 11 May Road, Hong Kong. The tenancy agreement on this property and property (c) below expired during fiscal 2006.  This parking space has been vacant since January 2006. See “Item 2 - Properties - Hong Kong.”

c.

1,063 square feet at Flat A on 33rd Floor, Valverde, 11 May Road, Hong Kong.  The tenancy agreement on this property expired during fiscal 2006.  Rental income on this property and property (b) above totaled approximately HK$285.0K for fiscal 2006. This property has been vacant since January 2006. See “Item 2 - Properties - Hong Kong.”

d.

957 square feet at Room 407, Wing Tuck Commercial Centre, 177-183  Wing Lok Street, Sheung Wan, Hong Kong.  A tenancy agreement was made a term of three years starting from September 22, 2005 at a monthly rental of HK$7K.  The rental income totaled approximately HK$84.0K for fiscal 2007 and approximately HK$40.6K for fiscal 2006. See “Item 2 – Properties – Hong Kong”

Competition

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

Employees

As of May 31, 2007, we had 1,026 employees. No employee is governed by collective bargaining agreements and we consider our relations with our employees to be satisfactory. A breakdown of employees by function is as follows:

Hong Kong	PRC	Total

Senior management	5	4	9
Marketing and sales	23	20	43
Purchasing	2	1	3
Finance and accounting	13	14	27
Processing and logistics	23	822	845
Human resources and administration	10	42	52
Real estate leasing	-	24	24
Information technology	3	20	23
Total	79	947	1,026

Segment Information

Reportable segment income or loss, and segment assets are as follows:

Reportable Segment Income or Loss, and Segment Assets

	2007	2006	2005
	HK$’000	HK$’000	HK$’000
Revenues from external customers
Pearls	398,279	378,297	412,262
Real estate investment	4,225	3,362	4,646
	402,504	381,659	416,908

Interest expenses
Pearls	-	-	33
Real estate investment	-	-	18
Corporate assets	-	-	49
	-	-	100
Depreciation and amortization
Pearls	5,820	5,361	5,602
Real estate investment	1,561	1,323	1,637
Corporate assets	918	918	918
	8,299	7,602	8,157

Operating income
Pearls	28,565	35,443	35,386
Real estate investment	(1,663)	(3,440)	(6,381)
	26,902	32,003	29,005

Capital expenditure for segment assets
Pearls	8,929	4,657	8,536
Real estate investment	-	2,085	1,473
	8,929	6,742	10,009
Segment assets
Pearls	572,466	487,925	449,219
Real estate investment	60,979	62,838	62,232
Corporate assets	45,664	58,012	47,790
	679,109	608,775	559,241

ITEM 1A.	RISK FACTORS

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

Mr. Cheng Chung Hing, Ricky and Mr. Cheng Tai Po have Substantial Control over our Company and can Affect Decisions Made by our Stockholders

Mr. Cheng Chung Hing, Ricky and Mr. Cheng Tai Po beneficially own 3,750,001 and 3,437,501 shares of Common Stock, respectively, as of June 28, 2007. They control a majority of our total voting power (based on total of 6,382,582 shares of Common Stock outstanding as of June 28, 2007). In addition, they beneficially own 100,000 Series A Preferred Stock of the Company which entitles them to a fixed number of votes of 3,191,225 shares of Common Stock (subject to adjustments for stock splits, stock dividends, combinations, and the like upon occurrence of such event, if any). As a result, Mr. Cheng Chung Hing, Ricky and Mr. Cheng Tai Po have the requisite voting power to significantly affect certain decisions of the Company, including the power to block corporate actions such as amendment provisions of our constitutional documents.

The Price of our Common Stock may Fluctuate Significantly, which may Result in Losses for Investors

The market price for the Common Stock has been and may continue to be volatile. For example, during the period from April 1, 2007 to May 31, 2007, the closing prices of the Common Stock as reported on AMEX ranged from a high of $8.9 per share to a low of $5.9 per share. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include and are not necessarily limited to:

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

SARS, Avian Flu and other diseases

The outbreak of severe acute respiratory syndrome, or SARS, in the Asia Pacific region in 2003 had a negative effect in the economies of that region. A similar epidemic or other highly contagious disease in the Asia Pacific region, such as pandemic human influenza, could adversely affect economic activities, performance and operations of the Group.

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

Hong Kong

The head office of the Group at 21st Floor and 19th Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong has a gross floor area on each floor of approximately 10,880 square feet. We have renewed our tenancy agreement of 21st Floor for a term of 2 years commencing July 1, 2006.

We own a property at Room 407, Wing Tuck Commercial Centre, 177 - 183 Wing Lok Street, Sheung Wan, Hong Kong. The gross floor area of the premises is approximately 957 square feet. A tenancy agreement of this property for a term of 3 years was signed on September 22, 2005.

We own two residential flats with a combined gross floor area of approximately 1,784 square feet at Flat C and Flat D on 15th Floor, Windsor Mansion, 29-31 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong, which we use as quarters for PRC employees on business trips to Hong Kong.

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

We own a commercial property with a gross floor area of approximately 10,880 square feet on 19th Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong, which is one of the head offices of the Group.

People’s Republic of China

As noted above, we own the land use rights to the site of Man Sang Industrial City for a term of 50 years from September 1, 1991 to September 1, 2041. On March 31, 2007, Man Sang Industrial City consisted of 27 completed buildings encompassing a total gross floor area of approximately 813,000 square feet. Throughout fiscal 2007, we used most of the units in 9 buildings for pearl processing, pearl and jewelry assembly, administration and staff accommodation, and the remaining 18 buildings are used for leasing to independent third parties and industrial users not connected with us, amounting to approximately 545,000 square feet of floor space and representing approximately 67.0% of the total gross floor space of Man Sang Industrial City.

ITEM 3.	LEGAL PROCEEDINGS

On December 2, 2003, Arcadia Jewellery Limited (“Arcadia”), a subsidiary of the Company, filed a lawsuit in High Court in Hong Kong against So Nai Leung Jimmy (its former general manager), Kung Koon Hon, Essen Jewellery Limited and Willerby Agents Limited for, inter alia, damages, interest, a declaration that the consultancy agreement dated December 30, 2002 entered into by Arcadia with various parties is null and void and that Arcadia is entitled to rescind the same, and a declaration that Arcadia is entitled to exercise its right under Clause 16 of the business transfer agreement dated December 21, 2002 entered into by Arcadia with various parties.

On December 22, 2003, So Nai Leung Jimmy filed a lawsuit in High Court in Hong Kong against Arcadia in respect of his employment agreement with Arcadia for monetary damages and a declaration that the restraint of trade covenants under said employment agreement are unenforceable. Arcadia has filed its defence on February 6, 2004. Arcadia intends to pursue its claim and defend against the former general manager’s claims.

Although it is not possible to predict with certainty at the moment the outcome of these unresolved legal actions or the range of possible loss or recovery, the Company does not believe that the resolution of these matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended March 31, 2007.

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

The high ask and low bid prices for our Common Stock for each quarter, and on the last day of each quarter, during our last two fiscal years were as follows:

Period	Over the quarter	On the last day of quarter
High	Low	High	Low
$	$	$	$

2007

June 30, 2006	5.88	4.80	5.08	4.85
September 30, 2006	5.10	3.58	4.24	3.91
December 31, 2006	5.19	4.10	4.96	4.85
March 31, 2007	6.64	4.66	6.19	5.95

2006

June 30, 2005 (Note)	6.64	4.40	6.40	6.40
September 30, 2005	7.20	5.40	6.05	5.85
December 31, 2005	6.13	4.70	5.11	4.70
March 31, 2006	7.40	4.91	5.82	5.74

Note:

The share price for the first quarter of fiscal 2006 has been adjusted for the five-for-four stock split which became effective on August 5, 2005 to make it comparable with the share price for fiscal 2006 since August 5, 2006.

The above bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

The number of record holders of our Common Stock as of May 31, 2007, was approximately 177. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

Dividends

We have not paid any dividends with respect to our Common Stock during fiscal 2007, 2006 and 2005. On June 28, 2007, the Company's Board of Directors declared a cash dividend of $0.25 per share of Common Stock to stockholders of record on July 24, 2007.

Performance Graph

The following graph shows a five-year comparison of cumulative total stockholder return, calculated on a dividend reinvested basis for the Common Stock of the Company, IWI Holding Limited (“IWI”), a peer issuer selected by the Company, and the AMEX Composite Index. The graph assumes that $100 was invested in the Common Stock of each of the Company and IWI Holdings Limited, and in the AMEX Composite Index, on March 31, 2002.

The comparisons in this graph are required by the United States Securities and Exchange Commission and are not intended to forecast or be indicative of future stock price performance or the financial performance of the Company. Stockholders are encouraged to review the Financial Statements of the Company contained in this Form 10-K.

	3/31/02	3/31/03	3/31/04	3/31/05	3/31/06	3/31/07
The Company’s Common Stock	$100	$94.83	$344.84	$647.44	$627.16	$648.71
IWI’s Common Stock	$100	$53.33	$40.00	$26.67	$30.00	$20.00
AMEX Composite Index	$100	$90.86	$138.03	$160.32	$212.63	$238.87

On August 8, 2005, we listed our shares on AMEX, and as a result we do not have a history of share price performance for the prior years on AMEX. Accordingly, we continue to use IWI as a peer issuer for comparison as IWI is engaged primarily in the design, assembly, merchandising and wholesale distribution of jewelry. In addition, we have incorporated the AMEX Composite Index for comparison purposes.

ITEM 6.	SELECTED FINANCIAL DATA

Set forth below is certain selected consolidated financial data for the Company and its subsidiaries covering the fiscal years ended March 31, 2007, 2006, 2005, 2004 and 2003 and the selected balance sheet data at March 31 of each such year. This summary should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements provided in Items 7, 7A and 8 respectively, of this Report on Form 10-K.

(Amounts expressed in thousands except share data)

For the fiscal year	2007	2006	2005	2004	2003
	HK$	HK$	HK$	HK$	HK$
Net sales	398,279	378,297	412,262	382,123	323,082
Gross profit	112,699	105,854	117,248	104,147	89,922
Rental income - gross	4,225	3,362	4,646	6,220	7,455
SG&A expenses
- for net sales	84,134	70,411	81,862	79,838	65,079
- for rental	5,888	6,802	11,207	9,558	7,280
Operating income	26,902	32,003	29,005	20,971	25,018
Interest expenses	-	-	100	380	1,629
Interest income	9,394	7,140	1,067	279	690
Gain on sale of a real estate investment	-	-	34,248	-	-
Non-operating income	28,981	2,312	1,617	2,889	4,425
Other than temporary decline in fair value of marketable securities	-	-	-	(2,474)	(5,921)
Income before income taxes and
minority interest (N1)	65,277	41,455	65,837	21,285	22,583
Income tax expense	6,776	4,095	6,129	7,027	3,719
Minority interests	30,536	19,748	32,792	11,266	9,943
Net income (N1)	27,965	17,612	26,916	2,992	8,921
Net income available to common stockholders (N2)	27,534	17,323	26,436	2,939	8,773
Net income available to common stockholders
- per share (N3)	4.31	2.90	4.80	0.53	1.48
Depreciation and amortization	8,299	7,602	8,157	9,427	9,296
Gross profit margin (%)	28.30	27.98	28.44	27.25	27.83

At March 31	2007	2006	2005	2004	2003
	HK$	HK$	HK$	HK$	HK$
Working capital	384,018	405,069	357,028	262,645	288,315
Property, plant and
equipment, net	104,671	102,295	119,061	115,791	66,278
Real estate investments, net	60,979	62,838	47,144	88,673	96,447
Total assets	679,109	608,775	559,241	516,874	483,744
% Return on total assets	4.12	2.89	4.81	0.58	1.84
Non-current portion of long- term debts	-	-	-	6,016	16,435
Total liabilities (excluding minority interests)	44,890	37,890	36,963	55,572	46,553
Minority interests	313,860	279,989	257,562	224,437	179,844
Stockholders’ equity	320,359	290,896	264,716	236,865	257,347
Net book value per share (N3)	50.19	48.64	48.04	42.56	43.43
% Return on stockholders’
Equity	8.73	6.05	10.17	1.26	3.47
Gearing ratio (N4)	-	-	-	0.05	0.09
Weighted average shares
outstanding (N3)	6,382,582	5,980,870	5,509,847	5,564,861	5,925,875

N1:	Income before income taxes and net income is from continuing operations.

N2:	Net income attributable to common stockholders is derived by net income minus net income attributable to preferred stockholders.

N3:	The figures for fiscal 2003 to fiscal 2006 have been restated to reflect the capital structure subsequent to the five-for-four stock split, which became effective on August 5, 2005.

N4:	“Gearing ratio” represents the ratio of the Company’s total debts to stockholders’ equity.

N5:	No dividend was paid in the fiscal years presented.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-K contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), which are, by their nature, subject to risks and uncertainties. The Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Form 10-K are forward looking. Words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to: our future performance, our expansion efforts, demand for our products; the state of economic conditions and our markets; currency and exchange rate fluctuations; and our ability to meet our liquidity requirements. These forward-looking statements are based on assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe to be appropriate in particular circumstances. However, whether actual results and developments will meet our expectations and predictions depend on a number of known and unknown risks and uncertainties and other factors, any or all of which could cause actual results, performance or achievements to differ materially from our expectations, whether expressed or implied by such forward-looking statements (which may relate to, among other things, the Company’s sales, costs and expenses, income, inventory performance, and receivables). Primarily engaged in the processing and trading of pearls and pearl jewelry products, and in real estate investment, our ability to achieve our objectives and expectations are derived at least in part from assumptions regarding economic conditions, consumer tastes, and developments in our competitive environment. The following assumptions, among others, could materially affect the likelihood that we will achieve our objectives and expectations communicated through these forward-looking statements: (i) that low or negative growth in the economies or the financial markets of our customers, particularly in the United States and in Europe, will not occur and reduce discretionary spending on goods that might be perceived as “luxuries”; (ii) that the Hong Kong dollar will remain pegged to the U.S. dollar at US$1 to HK$7.8; (iii) that customer’s choice of pearls vis-à-vis other precious stones and metals will not change adversely; (iv) that we will continue to obtain a stable supply of pearls in the quantities, of the quality and on terms we require; (v) that there will not be a substantial adverse change in the exchange relationship between the Renminbi and the Hong Kong or U.S. dollar; (vi) that there will not be a substantial increase in the tax burdens of our subsidiaries operating in the PRC; (vii) that there will not be a substantial change in climate and environmental conditions at the source regions of pearls that could have a material adverse effect on the supply and pricing of pearls; and (viii) that there will not be a substantial adverse change in the real estate market conditions in the PRC and in Hong Kong. The following discussion of our results of operation, and liquidity and capital resources should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Form 10-K and this Form 10-K, which contains a further description of risks and uncertainties related to forward-looking statements, as well as other aspects of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K. We will not publicly release any revisions to these forward-looking statements after the date hereof. Readers are urged, however, to review the factors set forth in periodic reports that we file from time to time with the Securities and Exchange Commission.

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

Overview

Fiscal 2007

Net sales in fiscal 2007 increased by HK$20.0 million to HK$398.3 million, representing an increase of 5.3% when compared to net sales of HK$378.3 million in fiscal 2006. The increase in sales was primarily due to an increase in sales of assembled pearl and jewelry products, but was partly offset by a decrease in sales of South Sea pearls and freshwater pearls.

The Group’s sales in South Sea Pearls and assembled pearl and jewelry products accounted for 36.9% and 51.6%, respectively, of our fiscal year 2007 total sales, compared to 39.9% and 45.6%, respectively, in fiscal 2006. From a geographical perspective, sales in the United States grew 4.2% in fiscal 2007 (compared to a 24.6% drop in fiscal 2006), and sales in Europe grew 16.1% in fiscal 2007 (compared to an 8.8% growth in 2006). We expect to consistently adopt sales strategies to expand our customer network and an effective cost control on production cost.

Net income for fiscal 2007 increased by HK$10.4 million, or 58.8%, to HK$28.0 million when compared to the net income of HK$17.6 for fiscal 2006. Such increase in net income (at a much higher percentage than the Group’s increase in sales in fiscal 2007) was mainly due to the one-time sale of inventories included (as “Other Income” on the statement of income) in fiscal 2007, the value of which (in the amount of approximately HK$22,500,000) had been fully written down in prior years.

Future Trends

Pearls and jewelry products remain our core business. We expect to maintain our strong position in the South Sea pearls market while our performance in the sales of assembled pearl and jewelry products indicates that we have the potential to further expand on this forward integrated business.

As an extension to our core pearl and jewelry businesses, in fiscal 2007, we increased our equity interests in the pearl and jewelry trading platform held by China Pearls and Jewellery City in Zhuji, China (the “Zhuji project”) from 49.0% to 55.0%, and sped up its development by contributing an additional HK$84.9 million to the Zhuji project.

The Zhuji project has positioned itself as a “one-stop” trading platform for both domestic and foreign pearls and jewelry companies in China. It is regarded as a major development project at both municipal and provincial levels. Zhuji Municipal is a major fresh water pearl nurturing and trading center in China with a long history of offering a comprehensive range of fresh water pearls and other pearl products. The Zhuji project is one of the projects that has received strong support from the Provincial Government of Zhuji.

The entire Zhuji project is expected to consist of three phases. The first phase is expected to be completed by the end of calendar year 2007. Combined with the pace of economic growth in China and the 2008 Olympic Games in Beijing, we expect the Zhuji project to contribute towards our net earnings as it is placed on the market for sales and/or lease. Furthermore, we expect that the development of the Zhuji project would bring to the Group advantages in our core business including the enlargement of our customer base and reinforcement of our status as one of the market leaders in the pearl industry.

We believe these strategies and investments will enable us to grow more effectively and at the same time manage our business risks.

Results of Operations

The following table sets forth for the fiscal years indicated certain items from the Consolidated Statements of Income expressed as a percentage of net sales:

Year Ended March 31,

2007	2006	2005
%	%	%

Net sales	100.0	100.0	100.0
Cost of sales	71.7	72.0	71.6
Gross profit	28.3	28.0	28.4
Rental income, gross	1.1	0.9	1.1
29.4	28.9	29.5

Selling, general and administrative expenses	(22.6)	(20.4)	(22.5)
Operating income	6.8	8.5	7.0
Interest expenses	-	-	(0.1)
Interest income	2.4	1.9	0.3
Gain on sale of a real estate investment	-	-	8.3
Non-operating income	7.2	0.6	0.4
Income before income taxes and Minority interests	16.4	11.0	15.9
Income tax expenses	(1.7)	(1.1)	(1.5)
Net income before minority interests	14.7	9.9	14.4
Minority interests	(7.7)	(5.2)	(8.0)
Net income	7.0	4.7	6.4

Year Ended March 31, 2007 Compared to Year Ended March 31, 2006

Net Sales and Gross Profit

Net sales in fiscal 2007 increased by HK$20.0 million to HK$398.3 million, representing a 5.3% increase when compared to net sales of HK$378.3 million in fiscal 2006. The increase in sales was primarily due to an increase in sales of assembled pearl and jewelry products, but was partly offset by a decrease in sales of South Sea pearls and freshwater pearls.

Gross profit for fiscal 2007 increased by HK$6.8 million to HK$112.7 million from HK$105.9 million for fiscal 2006, representing an increase of 6.4%, while gross profit margin increased to 28.3% in fiscal 2007 from 28.0% in fiscal 2006. The increase in gross profit was primarily due to an increase in total net sales.

Rental Income

Gross rental income increased by HK$0.8 million, or 25.7%, to HK$4.2 million for fiscal 2007 from HK$3.4 million for fiscal 2006. The increase in gross rental income was mainly attributable to the increase in the occupancy rate of Man Sang Industrial City located in the PRC from 68.5% in fiscal 2006 to 84.1% in fiscal 2007.

Selling, General and Administrative Expenses (“SG&A expenses”)

SG&A expenses for fiscal 2007 were HK$90.0 million, consisting of HK$84.1 million attributable to pearl operations and HK$5.9 million attributable to real estate operations. This is an increase of approximately HK$12.8 million, or 16.6%, from HK$77.2 million, consisting of HK$70.4 million attributable to pearl operations and HK$6.8 million attributable to real estate operations during fiscal 2006.

The increase in SG&A expenses attributable to pearl operations was mainly due to (i) one-time stock compensation expenses of HK$5.3 million that resulted from grants of share options by MSIL to certain directors and employees during fiscal 2007, and (ii) development and implementation cost of the Enterprise Resources Planning system, which will support our critical business processes, of approximately HK$3.8 million. Apart from these one-time expenses, the operating cost for the rental of the head office and the salary of employees increased by approximately HK$2.7 million in fiscal 2007 compared to that in fiscal 2006. The lower SG&A expenses attributable to real estate operations was mainly due to the decrease in maintenance cost of building in fiscal 2007 as certain maintenance works were carried out and their cost incurred in fiscal 2006.

As a percentage of net sales, SG&A expenses attributable for pearl operations increased from 18.6% in fiscal 2006 to 21.1% in fiscal 2007.

Interest Income

Interest income for fiscal 2007 increased by HK$2.3 million to HK$9.4 million from HK$7.1 million in fiscal 2006. The increase in interest income was principally due to higher interest rates and increased bank deposits in fiscal 2007 as compared to fiscal 2006. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Interest Expenses

No interest expenses were paid in fiscal 2007 and fiscal 2006 as there had been no bank borrowings during these two fiscal years.

Income Tax Expenses

Income tax expenses were HK$6.8 million for fiscal 2007, an increase of HK$2.7 million when compared to the income tax expenses of HK$4.1 million for fiscal 2006. The increase in income tax expenses was attributed to higher taxable income in fiscal 2007.

Net Income

Net income for fiscal 2007 increased by HK$10.4 million to HK$28.0 million when compared to the net income of HK$17.6 million for fiscal 2006. The increase was mainly due to the one-time sale of inventories which had been written down (in value of HK$22.5 million) in prior years, interest income and the one-time realized gain on sale of marketable securities of HK4.8 million, of which there was other-than-temporary impairment of HK$2.1 million recognized in the fiscal year ended March 31, 2003, but partly offset by the increased SG&A expenses.

Year Ended March 31, 2006 Compared to Year Ended March 31, 2005

Net Sales and Gross Profit

Net sales in fiscal 2006 decreased by HK$34.0 million to HK$378.3 million, representing a 8.2% decrease when compared to net sales of HK$412.3 million in fiscal 2005. The decrease in sales was primarily due to the decline in demand of South Sea pearls of our U.S. customers and to a lesser extent, being partly affected by the strong upward swing of bullion prices which impacted our sales order on assembled jewelry products.

Gross profit for fiscal 2006 decreased by HK$11.3 million to HK$105.9 million from HK$117.2 million for fiscal 2005, representing a decrease of 9.6% while gross profit margin decreased to 28.0% in fiscal 2006 from 28.4% in fiscal 2005. The gross profit margin still remains comparable to that of the last fiscal year, reflecting a slight drop of only 0.4%. The decrease in gross profit resulted primarily from the decrease in net sales.

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

Net Income

Net income for fiscal 2006 decreased by HK$9.3 million to HK$17.6 million, when compared to a net income of HK$26.9 million for fiscal 2005. Such decrease was mainly due to the absence of the one-time gain on disposal of one of our properties located at 8th Floor, Harcourt House, 39 Gloucester Road, Wanchai, Hong Kong. This is partly offset by the increased contribution of interest income in fiscal 2006.

Off-balance Sheet Arrangements and Contractual Obligations

No off-balance sheet arrangement is noted during this fiscal 2007.

The Company is contractually obligated to make the following material payments as of March 31, 2007:

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	HK’000	HK’000	HK’000	HK’000	HK’000
Capital Commitment Obligations	60,000	60,000	-	-	-
Operating lease obligations	4,484	3,494	990	-	-
Total contractual obligations	64,484	63,494	990	-	-

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The first step is recognition, whereby a determination is made whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is to measure a tax position that meets the recognition threshold to determine the amount of benefit to be recognized. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company considers that the adoption of FIN No. 48 will not have significant impact on its financial statements. In May 2007, FASB Staff Position (FSP) amends FIN No. 48, to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

In September 2006, the FASB published Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among many accounting pronouncements that require fair value measurements. SFAS No. 157 defines fair value as the price that would be received for a sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which allows entities an option to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will come into effect for the Group on April 1, 2008. The Company does not expect the adoption of SFAS No. 159 will have a significant impact on its financial statements.

Liquidity and Capital Resources

The Group’s primary liquidity needs are funded by collection of accounts receivable and sales of inventories. As at March 31, 2007, the Group had working capital of HK$384.0 million, which included a cash balance of HK$297.0 million, compared to working capital of HK$405.1 million, which included a cash balance of HK$304.8 million, as at March 31, 2006. The current ratio was 10.0 to 1 in fiscal 2007 as compared with that of 12.3 to 1 in fiscal 2006. Net cash provided by operating activities was HK$75.2 million and HK$65.3 million for fiscal 2007 and fiscal 2006, respectively. Net cash used in investing activities was HK$84.1 million and HK$10.7 million for fiscal 2007 and fiscal 2006, respectively. The decrease in cash and cash equivalents by HK$8.1 million was mainly due to the cash used in the acquisition of the Zhuji project and the loan to an affiliate which owned the Zhuji project, which together exceeded the cash generated by operating activities.

Inventories decreased by HK$9.7 million from HK$55.9 million at March 31, 2006 to HK$46.2 million at March 31, 2007. The inventory turns in terms of months decreased from 3.0 months in fiscal 2006 to 2.0 months in fiscal 2007. Inventories decreased mainly due to improvement in inventory management.

Accounts receivables were HK$56.9 million as of March 31, 2007. Debtors’ turnover period increased slightly to 52.2 days in fiscal 2007 from 45.7 days in fiscal 2006.

There were no long-term debts and the gearing ratio was zero as of March 31, 2007.

Our ongoing cash flows have provided sufficient cash to fund expected investments and capital expenditures. We had available working capital facilities of HK$105.0 million in total with various banks as at March 31, 2007. Such banking facilities included letter of credit arrangements, import loans, overdraft and other facilities commonly used in the jewelry business. All such banking facilities bear interest at floating rates generally offered by banks in Hong Kong, and are subject to periodic review. As at March 31, 2007, we did not utilize such credit facilities.

In April 2007, we paid HK$60,000,000 to acquire an additional 6% interest in the Zhuji project. Such funds were generated from the cash available in hand and operating activities.

We believe that our existing cash, cash equivalents, banking facilities and funds to be generated from internal operations will be sufficient to meet our anticipated future liquidity requirements, including acquisition, working capital, capital expenditure and any dividend distribution.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In fiscal 2007, we made approximately 49.1% of our purchases in U.S. dollars and approximately 43.7% of purchases in Hong Kong dollars, Renminbi and Japanese Yen (together, 92.8% of total purchases). We denominate our sales in either U.S. dollars or Hong Kong dollars. Since the Hong Kong dollar remained “pegged” to the U.S. dollar at a consistent rate, we believe that the exposure of its sales proceeds to foreign exchange fluctuations is minimal. On the other hand, the potential revaluation of the Renminbi will not be considered significant to our operations as we believe that the risk of a substantial fluctuation of the Renminbi exchange rate remains low. As at March 31, 2007, we have no short-term Renminbi bank borrowings. In addition, the transaction settled in Japanese Yen was only for a non-recurring purchase made during fiscal 2007 and therefore the risk of foreign currency exposure on Japanese Yen remains low.

Therefore, since most of our purchases are made in currencies that we believe have low risk of appreciation or devaluation, and sales are made in U.S. dollars, we have determined that our currency risk in the foreseeable future should not be material, and that no derivative contracts such as forward contracts or options to hedge against foreign exchange fluctuations were necessary during fiscal 2007.

ITEM 8.	FINANCIAL STATEMENTS

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm issued by Grant

Thornton	F-1

Report of Independent Registered Public Accounting Firm issued by Moores Rowland

Mazars	F-2

Consolidated Statements of Income and Comprehensive Income for the years

ended March 31, 2007, 2006 and 2005	F-3

Consolidated Balance Sheets as of March 31, 2007 and 2006	F-4

Consolidated Statements of Stockholders’ Equity for the

years ended March 31, 2007, 2006 and 2005	F-6

Consolidated Statements of Cash Flows for the years

ended March 31, 2007, 2006 and 2005	F-7

Notes to Consolidated Financial Statements	F-9

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 31, 2007, our Audit Committee approved the resignation of Moores Rowland Mazars (“MRM”) as our independent auditors, effective May 31, 2007. On May 31, 2007, the Audit Committee appointed Grant Thornton as the Company’s new independent auditors, effective June 1, 2007. There was no disagreement between the Company and MRM as our independent auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MRM, would have caused MRM to make reference to the subject matter of the disagreement in connection with its report. We reported the change of independent auditors on the Form 8-K filed on June 4, 2007, with the Securities and Exchange Commission, which is incorporated herein by reference.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in our reports under the Securities and Exchange Act of 1934, as amended. In accordance with Rule 13a-15(b) of the Securities and Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007 to ensure that material information relating to our Company was made known to them by other persons within our Company. No change was made in our internal control over financial reporting during the fiscal year ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9A(T).	CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in the Company’s proxy statement for its 2007 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2007 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company’s proxy statement for its 2007 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2007 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the Company’s proxy statement for its 2007 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2007 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the Company’s proxy statement for its 2007 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2007 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in the Company’s proxy statement for its 2007 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2007 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Items Files as Part of Report:

1.	Financial Statements

The financial statements of the Company as set forth in the Index to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K are hereby incorporated by reference.

2.	Financial Statements Schedules

Schedule II – Valuation and qualifying accounts

Description	Balance at beginning of the year	Charged / (credited) to expenses	Deductions Note(a)	Balance at end of the year
Year ended March 31, 2007
Allowance for doubtful debt	26,031	1,551	(1,379)	26,201
Deferred tax asset valuation allowance	2,622	(612)	-	2,010

Year ended March 31, 2006
Allowance for doubtful debt	26,528	286	(783)	26,031
Deferred tax asset valuation allowance	3,887	(1,265)	-	2,622

Year ended March 31, 2005
Allowance for doubtful debt	17,497	9,057	(26)	26,528
Deferred tax asset valuation allowance	3,821	66	-	3,887

Note (a)	Bad debts write-offs

3.	Exhibits

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

A report on Form 8-K was filed on July 24, 2006 to announce the resignation of the Chief Financial Officer and the appointment of the interim Chief Financial Officer.

A report on Form 8-K was filed on September 5, 2006 to announce the signing of the employment agreement with the Chief Financial Officer and the appointment of the Chief Financial Officer.

A report on Form 8-K was filed on December 29, 2006 to announce the sale of 250,000 shares of the Company’s common stock to DKR SoundShore Oasis Holding Fund Ltd.

A report on Form 8-K was filed on March 12, 2007 to announce the signing of an agreement of the sale and purchase of shares between Smartest Man Holdings Limited and Tiptop Sky Holdings Limited.

A report on Form 8-K was filed on May 9, 2007 to announce the completion of the acquisition of 5% of the issued and outstanding share capital of China Pearls and Jewellery City Holdings Limited.

A report on Form 8-K was filed on June 4, 2007 to announce the change of auditors.

(c)	Exhibits

Exhibit No.	Description

3.1

Restated Articles of Incorporation of Man Sang Holdings, Inc., including the Certificate of Designation, Preferences and Rights of a Series of 100,000 Shares of Preferred Stock, $.001 Par Value, Designated “Series A Preferred Stock,” filed on January 12, 1996 (1)

3.2	Certificate of Designation, Preferences and Rights of a Series of 100,000 Shares of Preferred Stock, $.001 Par Value, Designated “Series B Preferred Stock,” dated April 1, 1996 (2)

3.3	Amended Bylaws of Man Sang Holdings, Inc., effective as of January 10, 1996 (1)

3.4	Amended and Restated Bylaws of Man Sang Holdings, Inc., amended and effective as of August 4, 2005 (8)

10.1	Acquisition Agreement, Dated December __, 1995, between Unix Source America, Inc. and the Shareholders of Man Sang International (B.V.I.) Limited (1)

10.2	Tenancy Agreement, dated June 24, 1996, between Same Fast Limited and Man Sang Jewellery Company Limited (3)

10.3	Man Sang Holding, Inc. 1996 Stock Option Plan (3)

10.4	Service Agreement, dated September 8, 1997, between Man Sang International Limited and Cheng Chung Hing (5)

10.5	Service Agreement, dated September 8, 1997, between Man Sang International Limited and Cheng Tai Po (5)

10.6	Service Agreement, dated September 8, 1997, between Man Sang International Limited and Hung Kwok Wing (5)

10.7	Service Agreement, dated September 8, 1997, between Man Sang International Limited and Sio Kam Seng (5)

10.8	Service Agreement, dated September 8, 1997, between Man Sang International Limited and Ng Hak Yee (5)

10.9	Service Agreement, dated September 8, 1997, between Man Sang International Limited and Yan Sau Man Amy (5)

10.10

Contract dated November 8, 1997, between Nan’ao Shaohe Pearl Seawater Culture Co., Ltd. of Guangdong Province, People’s Republic of China, Man Sang Jewellery Co., Ltd. of Hong Kong and Chung Yuen Company o/b Golden Wheel Jewellery Mfr. Ltd. of Hong Kong to establish a cooperative joint venture in Nan’ao County, Guangdong Province, People’s Republic of China (6)

10.11

Agreement dated January 2, 1998, between Overlord Investment Company Limited and Excel Access Limited, a subsidiary of the Company, pursuant to which Excel Access Limited will purchase certain real property located at Flat A, 33rd Floor, of Valverde, 11 May Road, Hong Kong for HK$15,050,000 (6)

10.12

Agreement for Sale and Purchase dated March 7, 1998, between City Empire Limited and Wealth-In Investment Limited, a subsidiary of the Company, pursuant to which Wealth-In Investment Limited purchased certain real property located at Flat B on the 20th Floor of The Mayfair, One May Road, Hong Kong, at a purchase price of HK$39,732,200 (7)

10.13	Service Agreement, dated February 10, 2000, between Man Sang International Limited and Wong Ka Ming (9)

10.14	Service Agreement, dated August 31, 2000, between Man Sang International Limited and Cheng Chung Hing (10)

10.15	Service Agreement, dated August 31, 2000, between Man Sang International Limited and Cheng Tai Po (10)

10.16	Service Agreement, dated August 31, 2000, between Man Sang International Limited and Yan Sau Man, Amy (10)

10.17	Agreement for the Sale and Purchase of Shares in China Pearls and Jewelry City Holdings Limited dated March 8, 2007 by and between Tiptop Sky Holdings Limited and Smartest Man Holdings Limited (11)

13.1	Annual report to security holders (4)

21.1	Subsidiaries of the Company

24.1	Power of Attorney (included on page 41)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

-----------------------------------------

(1)	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K dated January 8, 1996

(2)	Incorporated by reference to the exhibits filed with the Company’s Registration Statement on Form 8-A dated June 17, 1996

(3)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10- QSB for the quarterly period ended December 31, 1996

(4)	Incorporated by reference to the Form 10- KSB/A for the fiscal year ended March 31, 1997

(5)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997

(6)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997

(7)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998

(8)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005

(9)	Incorporated by reference to the exhibits filed with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000

(10)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000

(11)	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K dated March 12, 2007

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, Man Sang Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAN SANG HOLDINGS, INC.

Date: June 28, 2007

By: /s/CHENG Chung Hing, Ricky

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHENG Chung Hing, Ricky	Chairman of the Board, President,	June 28, 2007
CHENG Chung Hing, Ricky	and Chief Executive Officer

/s/ PAK Wai Keung, Martin	Chief Financial Officer	June 28, 2007
PAK Wai Keung, Martin

/s/ CHENG Tai Po	Vice Chairman of the Board	June 28, 2007

CHENG Tai Po

/s/ HUNG Kwok Wing, Sonny	Director	June 28, 2007

HUNG Kwok Wing, Sonny

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY

REGISTRANTS WHICH HAVE NOT REGISTERED

SECURITIES PURSUANT TO SECTION 12 OF THE EXCHANGE ACT

No annual report or proxy material has been forwarded to securities holders of the Registrant covering the Registrant’s fiscal 2007; however, if any annual report or proxy material is furnished to security holders in connection with the annual meeting of stockholders to be held in 2007, a copy of any such annual report or proxy materials shall be forwarded to the Securities and Exchange Commission when it is sent to security holders.

INDEX TO EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission, and are incorporated by reference as indicated below.

Exhibit No.	Description

3.1

Restated Articles of Incorporation of Man Sang Holdings, Inc., including the Certificate of Designation, Preferences and Rights of a Series of 100,000 Shares of Preferred Stock, $.001 Par Value, Designated “Series A Preferred Stock,” filed on January 12, 1996 (1)

3.2	Certificate of Designation, Preferences and Rights of a Series of 100,000 Shares of Preferred Stock, $.001 Par Value, Designated “Series B Preferred Stock,” dated April 1, 1996 (2)

3.3	Amended Bylaws of Man Sang Holdings, Inc., effective as of January 10, 1996 (1)

3.4	Amended and Restated Bylaws of Man Sang Holdings, Inc., amended and effective as of August 4, 2005 (8)

10.1	Acquisition Agreement, Dated December __, 1995, between Unix Source America, Inc. and the Shareholders of Man Sang International (B.V.I.) Limited (1)

10.2	Tenancy Agreement, dated June 24, 1996, between Same Fast Limited and Man Sang Jewellery Company Limited (3)

10.3	Man Sang Holding, Inc. 1996 Stock Option Plan (3)

10.4	Service Agreement, dated September 8, 1997, between Man Sang International Limited and Cheng Chung Hing (5)

10.5	Service Agreement, dated September 8, 1997, between Man Sang International Limited and Cheng Tai Po (5)

10.6	Service Agreement, dated September 8, 1997, between Man Sang International Limited and Hung Kwok Wing (5)

10.7	Service Agreement, dated September 8, 1997, between Man Sang International Limited and Sio Kam Seng (5)

10.8	Service Agreement, dated September 8, 1997, between Man Sang International Limited and Ng Hak Yee (5)

10.9	Service Agreement, dated September 8, 1997, between Man Sang International Limited and Yan Sau Man Amy (5)

10.10

Contract dated November 8, 1997, between Nan’ao Shaohe Pearl Seawater Culture Co., Ltd. of Guangdong Province, People’s Republic of China, Man Sang Jewellery Co., Ltd. of Hong Kong and Chung Yuen Company o/b Golden Wheel Jewellery Mfr. Ltd. of Hong Kong to establish a cooperative joint venture in Nan’ao County, Guangdong Province, People’s Republic of China (6)

10.11

Agreement dated January 2, 1998, between Overlord Investment Company Limited and Excel Access Limited, a subsidiary of the Company, pursuant to which Excel Access Limited will purchase certain real property located at Flat A, 33rd Floor, of Valverde, 11 May Road, Hong Kong for HK$15,050,000 (6)

10.12

Agreement for Sale and Purchase dated March 7, 1998, between City Empire Limited and Wealth-In Investment Limited, a subsidiary of the Company, pursuant to which Wealth-In Investment Limited purchased certain real property located at Flat B on the 20th Floor of The Mayfair, One May Road, Hong Kong, at a purchase price of HK$39,732,200 (7)

10.13	Service Agreement, dated February 10, 2000, between Man Sang International Limited and Wong Ka Ming (9)

10.14	Service Agreement, dated August 31, 2000, between Man Sang International Limited and Cheng Chung Hing (10)

10.15	Service Agreement, dated August 31, 2000, between Man Sang International Limited and Cheng Tai Po (10)

10.16	Service Agreement, dated August 31, 2000, between Man Sang International Limited and Yan Sau Man, Amy (10)

10.17	Agreement for the Sale and Purchase of Shares in China Pearls and Jewelry City Holdings Limited dated March 8, 2007 by and between Tiptop Sky Holdings Limited and Smartest Man Holdings Limited (11)

13.1	Annual report to security holders (4)

21.1	Subsidiaries of the Company

24.1	Power of Attorney (included on page 41)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

-----------------------------------------

(1)	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8- K dated January 8, 1996

(2)	Incorporated by reference to the exhibits filed with the Company’s Registration Statement on Form 8-A dated June 17, 1996

(3)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10- QSB for the quarterly period ended December 31, 1996

(4)	Incorporated by reference to the Form 10- KSB/A for the fiscal year ended March 31, 1997

(5)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997

(6)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997

(7)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998

(8)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005

(9)	Incorporated by reference to the exhibits filed with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000

(10)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000

(11)	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K dated March 12, 2007

Consolidated Financial Statements

MAN SANG HOLDINGS, INC. AND
SUBSIDIARIES

For the year ended March 31, 2007

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm issued by Grant
Thornton	F-1

Report of Independent Registered Public Accounting Firm issued by Moores
Rowland Mazars	F-2

Consolidated Statements of Income and Comprehensive Income for the years
ended March 31, 2007, 2006 and 2005	F-3

Consolidated Balance Sheets as of March 31, 2007 and 2006	F-4

Consolidated Statements of Stockholders’ Equity for the
years ended March 31, 2007, 2006 and 2005	F-6

Consolidated Statements of Cash Flows for the years
ended March 31, 2007, 2006 and 2005	F-7

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of

Man Sang Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Man Sang Holdings, Inc. and subsidiaries (the “Company”) as of March 31, 2007, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year ended March 31, 2007, all expressed in Hong Kong dollars. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2007, and the consolidated results of its operations and its cash flows for the year ended March 31, 2007 in conformity with U.S. generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

As described in Note 2 to the consolidated financial statements, the Company has adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective as of April 1, 2006.

/s/ Grant Thornton

Grant Thornton

Certified Public Accountants

Hong Kong

28 June 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of

Man Sang Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Man Sang Holdings, Inc. and subsidiaries (the “Company”) as of March 31, 2006, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2006, all expressed in Hong Kong dollars. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Moores Rowland Mazars

Chartered Accountants

Certified Public Accountants

Hong Kong

June 28, 2006

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands except share data)

	Year ended March 31,
	2007	2007	2006	2005
	US$	HK$	HK$	HK$

Net sales	51,061	398,279	378,297	412,262
Cost of sales	(36,613)	(285,580)	(272,443)	(295,014)

Gross profit	14,448	112,699	105,854	117,248
Rental income, gross	542	4,225	3,362	4,646

	14,990	116,924	109,216	121,894
Selling, general and administrative expenses:
Pearls	(10,786)	(84,134)	(70,411)	(81,862)
Real estate investment	(755)	(5,888)	(6,802)	(11,027)

Operating income	3,449	26,902	32,003	29,005
Interest expense	-	-	-	(100)
Interest income	1,204	9,394	7,140	1,067
Gain on sale of a real estate investment	-	-	-	34,248
Other income	3,716	28,981	2,312	1,617

Income before income taxes and minority interests	8,369	65,277	41,455	65,837
Income taxes expense	(869)	(6,776)	(4,095)	(6,129)
Minority interests	(3,915)	(30,536)	(19,748)	(32,792)

Net income	3,585	27,965	17,612	26,916

Other comprehensive income, net of taxes:
Foreign currency translation adjustments	85	661	998	6
Unrealized holding gain on marketable securities arising during the year	46	360	1,618	319
Reclassification adjustment for realized gain upon sale of marketable securities included in net income for the year	(210)	(1,632)	-	-

Other comprehensive income, net of taxes	(79)	(611)	2,616	325

Comprehensive income	3,506	27,354	20,228	27,241

Basic earnings per common share	0.55	4.31	2.90	4.80

Diluted earnings per common share	0.54	4.23	2.74	4.24

Weighted average number of shares of common stock outstanding:
- basic earnings per share	6,382,582	6,382,582	5,980,870	5,509,847

- diluted earnings per share	6,382,582	6,382,582	6,323,848	6,231,653

See accompany notes to consolidated financial statements.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share data)

	March 31,
	2007	2007	2006
	US$	HK$	HK$
ASSETS

Current assets:
Cash and cash equivalents	38,073	296,969	304,753
Marketable securities	1,071	8,350	15,560
Accounts receivable, net of allowance for doubtful accounts of HK$22,436 and HK$22,265 in 2007 and 2006, respectively	7,298	56,921	47,330
Inventories, net	5,922	46,195	55,870
Prepaid expenses	451	3,516	5,775
Deposits and other receivables, net of allowance for doubtful accounts of HK$3,766 in 2007 and 2006	1,654	12,906	10,124
Other current assets	18	141	259
Income taxes receivable	208	1,620	1,257

Total current assets	54,695	426,618	440,928

Property, plant and equipment, net	13,419	104,671	102,295
Real estate investment, net	7,818	60,979	62,838
Investment in and advance to an affiliate	11,101	86,587	1,692
Deferred tax assets	33	254	1,022

Total assets	87,066	679,109	608,775

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share data)

	March 31,
	2007	2007	2006
	US$	HK$	HK$
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	2,535	19,776	11,477
Accrued payroll and employee benefits	1,081	8,428	9,405
Other accrued liabilities	1,539	12,000	12,928
Income taxes payable	307	2,396	2,049

Total current liabilities	5,462	42,600	35,859

Deferred tax liabilities	294	2,290	2,031

Minority interests	40,238	313,860	279,989

Commitments and contingencies (note 10 & 11)

Stockholders’ equity:
Series A preferred stock US$0.001 par value
- authorized, issued and outstanding 100,000 shares in 2007 and 2006 (entitled in liquidation to US$2,500 (HK$19,500))	-	1	1
Series B preferred stock US$0.001 par value
- authorized 100,000 shares; no shares outstanding	-	-	-
Common stock of par value US$0.001
- authorized 31,250,000 shares; issued and outstanding, 6,382,582 shares in 2007 and 2006	6	49	49
Additional paid-in capital	8,891	69,350	67,598
Retained earnings	31,498	245,686	217,364
Accumulated other comprehensive income	677	5,273	5,884

Total stockholders’ equity	41,072	320,359	290,896

Total liabilities and stockholders’ equity	87,066	679,109	608,775

See accompany notes to consolidated financial statements.

Man Sang Holdings, Inc. And Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands except share data)

	Series A		Series B				Addit-ional		Accumul-ated other compre-	Total Stock-
	Preferred stock		Preferred Stock		Common stock		paid-in	Retained	hensive	holders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	earnings	income	Equity
		HK$		HK$		HK$	HK$	HK$	HK$	HK$

Balance at March 31, 2004	100,000	1	-	-	5,507,582	34	61,051	172,836	2,943	236,865
Issuance of common stock upon exercise of stock options	-	-	-	-	62,500	1	475	-	-	476
Stock compensation expense	-	-	-	-	-	-	134	-	-	134
Translation adjustment	-	-	-	-	-	-	-	-	6	6
Unrealized holding gain on marketable securities	-	-	-	-	-	-	-	-	319	319
Net income	-	-	-	-	-	-	-	26,916	-	26,916

Balance at March 31, 2005	100,000	1	-	-	5,570,082	35	61,660	199,752	3,268	264,716
Issuance of common stock upon exercise of stock options	-	-	-	-	812,500	14	5,938	-	-	5,952
Translation adjustment	-	-	-	-	-	-	-	-	998	998
Unrealized holding gain on marketable securities	-	-	-	-	-	-	-	-	1,618	1,618
Net income	-	-	-	-	-	-	-	17,612	-	17,612

Balance at March 31, 2006	100,000	1	-	-	6,382,582	49	67,598	217,364	5,884	290,896
Issuance of common stock by a subsidiary	-	-	-	-	-	-	(517)	-	-	(517)
Stock compensation expense	-	-	-	-	-	-	2,626	-	-	2,626
Share options of a subsidiary lapsed	-	-	-	-	-	-	(357)	357	-	-
Translation adjustment	-	-	-	-	-	-	-	-	661	661
Unrealized holding gain on marketable securities	-	-	-	-	-	-	-	-	(1,272)	(1,272)
Net income	-	-	-	-	-	-	-	27,965	-	27,965

Balance at March 31, 2007	100,000	1	-	-	6,382,582	49	69,350	245,686	5,273	320,359

		-		-		US$6	US$8,891	US$31,498	US$677	US$41,072

As of March 31, 2007, 2006 and 2005, retained earnings in the amounts of HK$4,867, HK$4,867 and HK$4,867, respectively, have been reserved by the subsidiaries in the People’s Republic of China (the “PRC”) in accordance with the relevant PRC regulations, this reserve is only distributable in the event of liquidation of these PRC subsidiaries.

See accompany notes to consolidated financial statements.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands except share data)

	Year ended March 31,
	2007	2007	2006	2005
	US$	HK$	HK$	HK$
Cash flow from operating activities
Net income	3,585	27,965	17,612	26,916
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt provision	199	1,551	286	9,057
Inventory write down	939	7,327	25,000	32,300
Provision for impairment loss of long-term investments	-	-	-	856
Depreciation and amortization	1,064	8,299	7,602	8,157
Impairment loss on property, plant and equipment	-	-	-	2,617
Gain on sale of real estate investment	-	-	-	(34,248)
Loss (Gain) on sale of property, plant and equipment	51	399	(1)	(136)
Minority interest	3,915	30,536	19,748	32,792
Realized gain on sale of marketable securities	(611)	(4,769)	(706)	-
Stock compensation expense	682	5,317	-	134
Changes in operating assets and liabilities, net of effects from sale of subsidiaries:
Accounts receivable	(1,428)	(11,142)	(122)	7,384
Inventories	366	2,855	2,473	303
Prepaid expenses	291	2,267	(1,283)	(1,319)
Deposits and other receivables	(341)	(2,662)	(4,769)	1,540
Other current assets	15	118	123	1,395
Income taxes receivable	(47)	(363)	(573)	(223)
Deferred tax assets	98	768	(764)	(84)
Accounts payable	1,055	8,226	2,785	(4,649)
Accrued payroll and employee benefits	(128)	(1,000)	(2,568)	3,435
Other accrued liabilities	(136)	(1,061)	2,224	636
Income taxes payable	44	347	(2,538)	323
Deferred tax liabilities	33	259	818	392

Net cash provided by operating activities	9,646	75,237	65,347	87,578

Cash flow from investing activities
Proceeds from sale of property, plant and equipment	34	268	915	320
Proceeds from sale of real estate investment	-	-	-	71,610
Purchase of property, plant and equipment	(1,140)	(8,893)	(6,742)	(10,009)
Acquisition and advance to an affiliate	(10,884)	(84,895)	(1,692)	-
Purchase of marketable securities	-	-	(5,051)	-
Purchase of real estate investment	-	-	-	-
Proceeds from sale of marketable securities	1,206	9,405	1,893	-

Net cash (used in) provided by investing activities	(10,784)	(84,115)	(10,677)	61,921

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands except share data)

	Year ended March 31,
	2007	2007	2006	2005
	US$	HK$	HK$	HK$
Cash flow from financing activities
Net proceeds from issuance of common shares by a subsidiary	97	759	-	-
Repayment of long-term debts	-	-	-	(11,591)
Net proceeds from issuance of common stock	-	-	5,952	476

Net cash provided by (used in) financing activities	97	759	5,952	(11,115)

Net (decrease) increase in cash and cash equivalents	(1,041)	(8,119)	60,622	138,384

Cash and cash equivalents at beginning of year	39,071	304,753	243,297	104,907
Exchange adjustments	43	335	834	6

Cash and cash equivalents at end of year	38,073	296,969	304,753	243,297

Supplementary disclosures of cash flow information:
Cash paid during the year for:
Interest and finance charges		-	-	108
Income taxes paid	664	5,182	9,008	5,672

See accompany notes to consolidated financial statements.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands except share data)

1.	ORGANIZATION AND ACQUISITION AND DIVESTITURE

Activities and organization

Man Sang Holdings, Inc. (the “Company”) was incorporated in the State of Nevada, the United States of America on November 14, 1986.

The principal activities of the Company comprise the processing and sale of South Sea, fresh water and cultured pearls and jewelry products. The selling and administrative activities are performed in the Hong Kong Special Administrative Region of the People’s Republic of China (“Hong Kong”) and the processing activities are conducted by subsidiaries operating in Guangdong Province, the People’s Republic of China (“the PRC”). The Company also derives rental income from real estate located at its pearl processing facility in the PRC and from offices in Hong Kong. The Company’s activities are principally conducted by its subsidiary, Man Sang International Limited (“MSIL”), a Bermuda incorporated company which is listed on The Stock Exchange of Hong Kong Limited.

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

As a result of this transaction the Company’s equity interest in MSIL was reduced to 49.4%. The Company continues to account for MSIL as a consolidated subsidiary because it continues to have control over the operating and financial decision of MSIL.

During fiscal 2007, a total of 3,000,000 options to purchase MSIL shares were exercised, resulting in the Company’s equity interest in MSIL being reduced to 49.3%. As of March 31, 2007 and 2006, the Company had an equity interest of 49.3% and 49.4% in MSIL, respectively.

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

In February 2006, a wholly-owned subsidiary of MSIL acquired 100% equity interest of Smartest Man Holdings Limited (“SMHL”). SMHL owns 49% equity interest of China Pearls and Jewellery City Holdings Limited (“CPJC”), which was accounted for using the equity method in the accompanying financial statements. There was no significant goodwill as a result of this investment. The principal business of CPJC is the development of the Zhuji Jewellery City Project.

In March 2007, SMHL entered into an agreement in relation to acquiring the additional 6% equity interest of CPJC. Upon completion of acquisition in April 2007, MSIL had 55% equity interest of CPJC, which has become a subsidiary of MSIL and reported as a business combination in the financial statements subsequently.

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

Investment in and advance to an affiliate - An affiliate over which the Company has the ability to exert significant influence, but does not have a controlling interest (generally 20% to 50% owned), and thereby has the ability to participate in the investees’ financial and operating policy decisions, is accounted for using the equity method. The Company’s share of earnings of the affiliate is included in the accompanying consolidated statements of income and comprehensive income. As of March 31, 2007 and 2006, it represents advance to the affiliate which is unsecured, non-interest bearing and has no fixed repayment term.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands except share data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and cash equivalents - Cash and cash equivalents include cash on hand, demand deposits, interest bearing savings accounts, and time certificates of deposit with a maturity of three months or less when purchased.

Inventories - Inventories are stated at the lower of cost determined by the weighted average method, or market value. Finished goods inventories consist of raw materials, direct labor and overhead associated with the processing of pearls and jewelry products.

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

	March 31, 2007	March 31, 2006
	HK$	HK$

Publicly traded corporate equity securities listed in Hong Kong, net of other-than-temporary impairment	5,540	10,177

Gross unrealized gains	2,810	5,383

Fair value of marketable securities	8,350	15,560

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands except share data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Assets under construction are not depreciated until construction is complete and the assets are ready for their intended use. No interest was capitalized in the three years ended March 31, 2007.

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

Revenue recognition - The Company recognizes revenue at the time products are shipped to the customers and title is passed, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, collectibility of such sales is reasonably assured and the price is fixed. Revenues are comprised of gross sales less returns and discounts. Property rental income is recognized on a straight-line basis over the term of the lease, and is stated at the gross amount.

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

Net earnings per share (“EPS”) - Basic EPS excludes dilution and is computed by dividing net income attributable to common shareholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (warrants to purchase common stock and common stock options) were exercised or converted into common shares. EPS for all periods presented have been computed in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128 “Earnings Per Share” issued by the Financial Accounting Standards Board (“FASB”).

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands except share data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On July 22, 2005, the Company’s Board of Directors approved a five-for-four stock split of the Company’s common stock, par value US$0.001, effected in the form of a stock dividend for stockholders of record on July 22, 2005. In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin Topic 4C, “Equity Accounts and Change in Capital Structure”, and SFAS No. 128, “Earnings Per Share”, the Company restated all the share and per share data in these consolidated financial statements for each of the three years in the year ended March 31, 2007, to reflect the capital structure subsequent to the five-for-four stock split, which became effective on August 5, 2005.

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

Reconciliation of the basic and diluted EPS is as follows:

	For the year ended March 31, 2007			For the year ended March 31, 2006			For the year ended March 31, 2005
	Earnings	Shares	EPS	Earnings	Shares	EPS	Earnings	Shares	EPS
	HK$’000		HK$	HK$’000		HK$	HK$’000		HK$

Basic EPS:
Net income	27,965			17,612			26,916
Allocated to Series A preferred stock
	(431)			(289)			(480)
Net income available to common stockholders, adjusted	27,534	6,382,582	4.31	17,323	5,980,870	2.90	26,436	5,509,847	4.80

Effect of dilutive securities
Stock options granted by the Company	-	-		-	342,978		-	721,806
Stock options granted by a listed subsidiary	(537)	-		-	-		-	-

Diluted EPS:
Net income available to common stockholders, including conversion	26,997	6,382,582	4.23	17,323	6,323,848	2.74	26,436	6,231,653	4.24

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

Foreign currency risk - The Renminbi (“RMB”) is not a freely convertible currency. The State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. The cash and cash equivalents of the Company included aggregate amounts of HK$12,562 at March 31, 2007 and HK$13,282 at March 31, 2006, which are denominated in RMB.

The PRC subsidiaries conduct their business substantially in the PRC, and their financial performance and position are measured in terms of RMB. Any devaluation of the RMB against the United States dollar would consequently have an adverse effect on the financial performance and asset values of the Company when measured in terms of United States dollars.

Stock-based compensation – The Company has a stock-based employee compensation plan, which provides for the issuance of stock options. Prior to April 1, 2006, the Company adopted SFAS No. 123 “Accounting for Stock-Based Compensation”. Effective April 1, 2006, the Company has adopted SFAS No. 123 (Revised 2004), “Share-Based Payment”. Prior periods were not restated to reflect the impact of adopting the new standard as the Company has already elected to account for its stock option plan using fair value method in accordance with SFAS No. 123 and no stock options were outstanding and unvested as of April 1, 2006. Following the adoption of SFAS No. 123(R), stock-based compensation expense recognized during the year includes compensation expense for all share-based payments granted based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R) and recognized over the vesting period. Stock-based compensation expense is included in selling, general and administrative expenses.

Staff retirement plan costs - The Company’s costs related to the defined contribution retirement plans are charged to the consolidated statement of income as incurred.

Translation into United States Dollars - The financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of Hong Kong dollar amounts into U.S. dollars are for the convenience of readers in the United States of America only and have been made at the rate of HK$7.8 to US$1, the approximate free rate of exchange at March 31, 2007. Such translations should not be construed as representations that the Hong Kong dollar amounts could be converted into U.S. dollars at that rate or any other rate.

Advertising and promotion costs – Advertising and promotion expenses are expensed when incurred. Advertising costs included in selling, general and administrative expenses were HK$803, HK$969 and HK$821 for the years ended March 31, 2007, 2006 and 2005, respectively.

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

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands except share data)

translation adjustments and unrealized holding losses on marketable securities and is included in the stockholders’ equity section of the balance sheet.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands except share data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent changes in accounting pronouncements – In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The first step is recognition, whereby a determination is made whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is to measure a tax position that meets the recognition threshold to determine the amount of benefit to recognize. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company considers that the adoption of FIN No. 48 will not have significant impact on its financial statements. In May 2007, FASB Staff Position (FSP) amends FIN No. 48, to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

In September 2006, the FASB published SFAS No. 157, “Fair Value Measurements”, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among many accounting pronouncements that require fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Group on April 1, 2008. The Company does not expect the adoption of SFAS No. 159 will have a significant impact on its financial statements.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands except share data)

3.	OTHER INCOME
	Year ended March 31,
	2007	2006	2005
Other income consists of the following:	HK$	HK$	HK$

Sale of obsolete inventories	22,461	-	-
Gain on sale of marketable securities	4,769	706	-
Others	1,751	1,606	1,617

	28,981	2,312	1,617

4.	INCOME TAXES

Income is subject to taxation in the various countries in which the Company and its subsidiaries operate.

The components of income before income taxes and minority interests are as follows:

	Year ended March 31,
	2007	2006	2005
	HK$	HK$	HK$

Hong Kong	60,309	47,899	81,960
Other regions in the PRC	6,514	(6,122)	(11,617)
Corporate expense, net	(1,546)	(322)	(4,506)

	65,277	41,455	65,837

Certain activities conducted by the Company’s subsidiaries may result in current income recognition, for U.S. tax purpose, by the Company even though no actual distribution is received by the Company from the subsidiaries. However, such income, when distributed, would generally be considered previously taxed income to the Company and thus would not be subject to U.S. federal income tax again.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands except share data)

4.	INCOME TAXES (CONTINUED)

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

The provision for income tax expense (benefit) consists of the following:

	Year ended March 31,
	2007	2006	2005
	HK$	HK$	HK$
Current tax
Subsidiaries operating in:
Hong Kong	4,448	5,724	6,254
Other regions	719	172	(482)

	5,167	5,896	5,772
Deferred tax
Subsidiaries operating in Hong Kong	1,609	(1,801)	357

Total	6,776	4,095	6,129

A reconciliation between the provision for income tax expense computed by applying the United States statutory tax rate to income before income taxes and minority interests and the actual provision for income tax expenses is as follows:

	Year ended March 31,
	2007	2006	2005
	HK$	HK$	HK$

Applicable U.S. federal tax rate	34%	34%	34%

Provision of income taxes at the applicable U.S. federal tax rate on income for the year	22,194	14,095	22,385
Non-deductible expenses	1,328	2,347	2,463
Non-taxable income	(8,243)	(4,590)	(6,610)
Changes in valuation allowance	1,990	(1,748)	66
International rate difference	(10,617)	(6,689)	(11,443)
Others	124	680	(732)

	6,776	4,095	6,129

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands except share data)

4.	INCOME TAXES (CONTINUED)

Temporary differences and operating loss carry forwards that give rise to deferred tax assets and liabilities are as follows:

	March 31,
	2007	2006
	HK$	HK$
Deferred tax assets:
Operating loss carry forwards	2,357	3,212
Valuation allowance	(2,010)	(2,622)

Net deferred tax assets	347	590

Deferred tax liabilities:
Property, plant and equipment	(2,383)	(1,599)

	(2,036)	(1,009)

The deferred tax balances are classified in the consolidated balance sheet as follows:

	Year ended March 31,
	2007	2006
	HK$	HK$

Non-current assets	254	1,022
Non-current liabilities	(2,290)	(2,031)

	(2,036)	(1,009)

As of March 31, 2007, subsidiaries of the Company had total losses available for carry forward for Hong Kong tax purposes, subject to the agreement of the Hong Kong Inland Revenue Department, amounting to approximately HK$13,468, which have no expiration date. The tax loss carry forwards can only be utilized by the subsidiaries generating the losses.

Due to the uncertainty of the ability of the subsidiaries to realize the resultant deferred tax asset of HK$2,357, the Company has established a valuation allowance in the amount of HK$2,010.

U.S. deferred tax liabilities have not been provided on approximately HK$466,000 of undistributed earnings of foreign subsidiaries because the Company intends to reinvest those earnings permanently. It is not practicable to estimate the amount of additional taxes that might be payable upon distribution of such earnings.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands except share data)

5.	INVENTORIES, NET

Inventories by major categories are summarized as follows:

	Year ended March 31,
	2007	2006
	HK$	HK$

Raw materials	17,914	11,838
Work in progress	6,202	6,154
Finished goods	22,079	37,878

	46,195	55,870

During the years ended March 31, 2007, 2006 and 2005, the Company made a write-down of inventories, amounting to HK$7,327, HK$25,000 and HK$32,300 respectively.

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

The total contributions made for the years ended March 31, 2007, 2006 and 2005 amounted to HK$1,376, HK$901 and HK$993, respectively.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands except share data)

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the followings:

	Year ended March 31,
	2007	2006
	HK$	HK$

Leasehold land and buildings	124,667	121,794
Plant and machinery	15,918	13,303
Furniture and equipment	13,584	13,326
Motor vehicles	5,478	4,175

	159,647	152,598
Less: Accumulated depreciation	(54,976)	(50,303)

Net book value	104,671	102,295

8.	REAL ESTATE INVESTMENT
	Year ended March 31,
	2007	2006
	HK$	HK$
At cost:
Leasehold land and buildings
- Hong Kong	36,280	36,280
- Other regions of the PRC	39,010	39,010

	75,290	75,290
Less: Accumulated depreciation	(14,311)	(12,452)

Net book value	60,979	62,838

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

Rental income relating to such operating leases is included in gross rental income in the consolidated statements of income and amounted to HK$4,225, HK$3,362 and HK$4,646 for the years ended March 31, 2007, 2006 and 2005, respectively.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands except share data)

8.	REAL ESTATE INVESTMENT (CONTINUED)

The future aggregate minimum rental receivables under non-cancellable operating leases are as follows:

As of March 31, 2007
HK$
Year ending March 31,
2008	3,245
2009	1,895
2010	119

5,259

As of March 31, 2007, leasehold land and buildings (note 7) with a net book value of HK$32,822 and real estate investment with a net book value of HK$12,921 were pledged as collateral for bank credit facilities of HK$105,000 and HK$47,000, which were unused as of March 31, 2007 and 2006, respectively. There is no restriction on the use of the assets pledged for such facilities.

9.	OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the followings:

	Year ended March 31,
	2007	2006
	HK$	HK$

Accrued expenses	5,433	5,631
Deposits received	2,144	1,533
Value-added tax payable	-	614
Purchase consideration for a business	1,000	1,000
Sundry payables	-	947
Others	3,423	3,203

	12,000	12,928

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands except share data)

10.	COMMITMENTS

The Company leases premises under various operating leases which do not contain any escalation clauses and all of the leases contain a renewal option. Rental expense under operating leases was HK$3,563, HK$1,978 and HK$1,793 for the years ended March 31, 2007, 2006 and 2005, respectively.

As of March 31, 2007, the Company and its subsidiaries were obligated under non-cancelable operating leases requiring minimum rentals as follows:

As of March 31, 2007
HK$
Year ending March 31,
2008	3,494
2009	920
2010	70

4,485

As of March 31, 2007, the Group had capital commitment of HK$60,000 in relation to its acquisition of 6% equity interest of the Zhuji project.

11.	CONTINGENCIES

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

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands except share data)

12.	CAPITAL STOCK

The Company’s capital stock consists of common stock and Series A preferred stock and Series B convertible preferred stock.

Before November 23, 2005, the voting rights of the holders of common stock are subject to the rights of the outstanding Series A preferred shares which, as a class, is entitled to one-third voting control of the Company. Accordingly, the holders of common stock and Series A preferred shares hold, in the aggregate, more than fifty percent of the total voting rights and they can elect all of the directors of the Company. However, on November 23, 2005, the Company submitted a Certificate of Amendment to Certificate of Designation For Nevada Profit Corporations, fixing the number of votes for holders of 100,000 issued and outstanding shares of the Company’s Series A preferred stock at 3,191,225 shares of the Company’s common stock.

Holders of the 100,000 issued and outstanding shares of Series A preferred stock (the “Series A preferred shares”) are entitled, as a class, to 3,191,225 of the Company in all matters voted on by stockholders and a liquidation preference of US$25 per share. Except for the foregoing, the holders of the Series A preferred shares have no preferences or rights in excess of those generally available to the holders of common stock. The holders of Series A preferred shares are entitled to participate in any dividends paid ratably with the holders of common stock.

The directors have authorized a series of preferred stock designated as Series B convertible preferred stock (the “Series B preferred shares”). A total of 100,000 Series B preferred shares were authorized. Except to the extent declared by the directors from time to time, if ever, no dividends are payable with respect to the Series B preferred shares. Additionally, the Series B preferred shares have no voting rights except that the approval of holders of a majority of such shares is required to (1) authorize, create or issue any shares of any class or series ranking senior to the Series B preferred shares as to liquidation preference, (2) amend, alter or repeal, by any means, the Company’s certificate of incorporation if the powers, preferences, or special rights of the Series B preferred shares would be adversely affected, or (3) become subject to any restriction on the Series B preferred shares, other than restrictions arising solely under Nevada law or existing under the certificate of incorporation as in effect on December 31, 1995. The Series B preferred shares have a liquidation preference of US$1,000 per share and are subject, at the election of the Company, to redemption or conversion at such price after December 31, 1997. At March 31, 2007, no shares of Series B preferred stock were outstanding.

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

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands except share data)

12.	CAPITAL STOCK (CONTINUED)

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

13.	STOCK OPTION PLANS

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

The total number of shares which may be issued upon exercise of all options to be granted, together with all options to be granted under any other share option scheme(s) of MSIL and/or any of its subsidiaries, must not represent more than 10% of the nominal amount of all the issued shares of MSIL as of August 2, 2002.

The 2002 Scheme is valid and effective for a period of 10 years commencing August 2, 2002. At March 31, 2004, 75,187,093 options were available for future grant under the 2002 Scheme.

On May 2, 2006 and September 18, 2006, MSIL granted options (“MSIL Options”) to purchase 48,000,000 and 20,000,000 shares of its common stock, respectively, to certain directors and employees, of which options to purchase 10,000,000 shares granted to one of its employees had lapsed on September 18, 2006. These options were granted at an exercise price of (i) HK$0.253 per share, which are determined by the arithmetic average of the closing price of MSIL shares for each of the five trading days immediately prior to and including May 2, 2006, and (ii) HK$0.233 per share, the closing price of MSIL shares on September 18, 2006.

On March 13, 2007, MSIL granted options to purchase 5,000,000 shares under the 2002 scheme to an employee at an exercise price of HK$0.500 per share, which is the closing price of MSIL share on March 13, 2007.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands except share data)

13.	STOCK OPTION PLANS (CONTINUED)

During the year ended March 31, 2007, 3,000,000 share options were exercised at price of HK$0.253.

A summary of the number of outstanding and exercisable options under the Plan as of March 31, 2007, and changes during the year then ended is presented as follows:

	Number of MSIL Options	Exercise prices (the weighted average exercise price in parenthesis)

Outstanding as of April 1, 2005 and March 31, 2006	-
Granted	73,000,000	HK$0.253, HK$0.233 and HK$0.500 (HK$0.264)
Exercised	(3,000,000)	HK$0.253
Forfeited	(10,000,000)	HK$0.253

Outstanding as of March 31, 2007	60,000,000	HK$0.253, HK$0.233 and HK$0.500 (HK$0.267)

Exercisable as of March 31, 2007	55,000,000	HK$0.253 and HK$0.233 (HK$0.246)

A summary of the number of non-vested stock options as of March 31, 2007, and changes during the year then ended is presented as follows:

Nonvested Stock Options	Number of MSIL Options	Weighted-Average Grant-Date Fair Value
Nonvested at April 1, 2005 and 2006	-
Granted	5,000,000	HK$0.277
Vested	-
Nonvested at March 31, 2007	5,000,000	HK$0.277

The unrecognized share-based compensation cost related to stock option expense at March 31, 2007 is HK$1,290 and will be recognized within one year.

Company options

In October of 1996, the Company approved the establishment of the Man Sang Holdings, Inc. 1996 Stock Option Plan (the “Plan”), under which stock options awards (“Holding Company Options”) may be made to employees, directors and consultants of the Company. The Plan will remain effective until October 2006 unless terminated earlier by the Board of Directors. However, as a condition to list shares of its common stock on the American Stock Exchange (“AMEX”), the Company undertakes to terminate the Plan during the year ended March 31, 2006.

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

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands except share data)

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

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands except share data)

13.	STOCK OPTION PLANS (CONTINUED)

Option activity of the Holding Company Options is as follows:

	Number of Holding Company Options	Exercise price (the weighted average exercise price in parenthesis)

Outstanding as of April 1, 2005	812,500	US$0.976 and US$0.88 (US$0.9390)

Exercised (note 12)	(812,500)	US$0.976 and US$0.88 (US$0.9390)

Outstanding as of March 31, 2006 and 2007	-

For 500,000 stock options granted on September 16, 1997, the holders can subscribe for the shares of common stock at a subscription price of US$0.976 per share. 50% of the granted stock options vested and became exercisable on September 16, 1998 and the remainder vested and became exercisable on September 16, 1999. The options expire on September 15, 2007. For the 312,500 stock options granted to employees on March 26, 2003, the holders can subscribe for the shares of common stock at a subscription price of US$0.88 per share, 50% of which vested and became exercisable on March 26, 2004, and the remainder vested and became exercisable on March 26, 2005. The options will expire on March 25, 2013.

No options were available for future grant as of March 31, 2007 as the Plan has been terminated during the year ended March 31, 2006.

Compensation expenses

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment (revised 2004). Under the fair value recognition of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted, and recognised over the vesting period. The fair value of each option granted was calculated using the Black-Scholes option pricing model. The Company estimates the fair value of stock options using the Black-Scholes option pricing model, with the following assumptions:

	MSIL options granted on			Holding Company options granted on
	May 2, 2006	September 18, 2006	March 13, 2007	March 26, 2003

Risk-free interest rate per annum	4.660%	4.025%	4.030%	1.250%
Expected life	5 years	5 years	5 years	2 years
Expected volatility	21.83%	35.25%	60.91%	45.10%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands except share data)

13.	STOCK OPTION PLANS (CONTINUED)

Compensation expenses (Continued)

The weighted average fair value of the MSIL Options granted during the year was HK$0.07. As of March 31, 2007, the weighted average remaining contractual term of the MSIL Options was 4.87 years.

The total compensation expense recognized in the consolidated statements of income for the years ended March 31, 2007, 2006 and 2005 was HK$5,317, HK$NIL and HK$134, respectively.

14.	RELATED PARTY TRANSACTIONS

During the periods presented, certain leasehold properties were provided free of charge to Messrs. Cheng Chung Hing and Cheng Tai Po for their residential use.

The Company paid professional fees of HK$Nil, HK$493 and HK$237 for the years ended March 31, 2007, 2006 and 2005, respectively to Messrs. Yuen & Partners for the provision of legal and professional services to the Company. Mr. Yuen Ka Lok, Ernest, a director of the Company, the Chairman of the Compensation Committee and the Audit Committee of the Board of Directors of the Company, is a partner of Messrs. Yuen & Partners. Mr. Yuen ceased to be a related party following his resignation as a director of the Company in January 2006.

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

During the years ended March 31, 2007, 2006 and 2005, the Group sold jewelry products amounting to HK$600, HK$313 and HK$636, respectively, to China South International Industrial Materials City (Shenzhen) Co., Ltd. (“CSII”), a company in which Messrs. Cheng Chung Hing and Cheng Tai Po have beneficial interests.

During the years ended March 31, 2007, 2006 and 2005, a reimbursement amounting to HK$568, HK$582 and HK$554 was received, respectively, from CSII for the salaries of staff who had provided services to CSII.

In addition, a motor vehicle was disposed to China South City Holdings Limited, during the year ended March 31, 2006, at net book value of HK$914; and rental charges were paid to China South City Holdings Limited during the years ended March 31, 2007 and 2006 amounted to HK$229 and HK$152, respectively.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands except share data)

15.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

A substantial percentage of the Company’s sales is made to a small number of customers and is typically on an open account basis. For the year ended March 31, 2005, one of our customers accounted for 10.3% of total sales. During the year ended March 31, 2006, two of our customers accounted for more than 10% of our total sales (approximately 10.8% and 10.2% respectively), while for the year ended March 31, 2007, only one of our customers accounted for more than 10% of our sales (approximately 16.0%).

Details of the amounts receivable from the five customers with the largest receivable balances as of March 31, 2007 and 2006 are as follows:

	Percentage of accounts receivable March 31,
	2007	2006

Five largest receivable balances	58.1%	62.3%

An analysis of the allowance for doubtful accounts for trade receivables for each of the three years in the period ended March 31, 2007 is as follows:

	Year ended March 31,
	2007	2006	2005
	HK$	HK$	HK$

Balance at beginning of year	22,265	22,807	14,728
Addition of allowance charged to statement of income	1,551	242	8,105
Direct write-off charged against allowance	(1,380)	(784)	(26)

Balance at end of year	22,436	22,265	22,807

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these amounts.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands except share data)

17.	SEGMENT INFORMATION

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

Contributions of the major activities, profitability information and asset information are summarized below:

	Year ended March 31,
	2007	2006	2005
	HK$	HK$	HK$
Revenues from external customers:
Pearls	398,279	378,297	412,262
Real estate investment	4,225	3,362	4,646

	402,504	381,659	416,908

Operating income:
Pearls	28,565	35,443	35,386
Real estate investment	(1,663)	(3,440)	(6,381)

	26,902	32,003	29,005

Interest expense:
Pearls	-	-	33
Real estate investment	-	-	18
Corporate assets	-	-	49

	-	-	100

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands except share data)

17.	SEGMENT INFORMATION (CONTINUED)

	Year ended March 31,
	2007	2006	2005
	HK$	HK$	HK$
Depreciation and amortization:
Pearls	5,820	5,361	5,602
Real estate investment	1,561	1,323	1,637
Corporate assets	918	918	918

	8,299	7,602	8,157

Capital expenditure for segment assets:
Pearls	8,929	4,657	8,536
Real estate investment	-	2,085	1,473

	8,929	6,742	10,009
Segment assets:
Pearls	572,466	487,925	449,219
Real estate investment	60,979	62,838	62,232
Corporate assets	45,664	58,012	47,790

	679,109	608,775	559,241

Long-lived assets:
Pearls	154,674	67,253	65,557
Real estate investment	60,979	62,838	62,232
Corporate assets	36,838	37,756	38,674

	252,491	167,847	166,463

Corporate assets consist principally of marketable securities and leasehold land and buildings held as quarters used by certain directors and employees of the Company.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands except share data)

17.	SEGMENT INFORMATION (CONTINUED)

All of the Company’s sales of pearls are coordinated through the Hong Kong subsidiaries and an analysis by destination is as follows:

	Year ended March 31,
	2007	2006	2005
	HK$	HK$	HK$
Net sales:
Hong Kong	29,929	38,436	44,854
North America	114,076	109,467	145,099
Europe	155,015	133,469	122,674
Japan	36,900	42,773	46,145
Asian countries, other than Japan	42,403	34,321	38,216
Others	19,956	19,831	15,274

	398,279	378,297	412,262

The Company operates in only one geographic area. The location of the Company’s identifiable assets is as follows:

	Year ended March 31,
	2007	2006	2005
	HK$	HK$	HK$

Hong Kong	484,882	514,056	469,158
Other regions of the PRC	194,227	94,719	90,083

	679,109	608,775	559,241

The Company derived operating revenue from the following customers, which accounted for over 10% of operating revenue:

	Year ended March 31,
	2007		2006		2005
	HK$	%	HK$	%	HK$	%

Customer A	63,765	16%	38,590	10	24,383	5
Customer B	34,322	9%	40,854	11	42,255	10

Accounts receivable related to these customers were HK$24,255 and HK$19,822 as of March 31, 2007 and 2006, respectively.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands except share data)

18.	QUARTERLY DATA (UNAUDITED)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	HK$	HK$	HK$	HK$
2007
Net sales	97,937	95,395	106,780	98,167
Gross profit	30,030	29,627	23,719	29,323
Operating income	8,324	11,297	3,425	3,856
Net income	4,356	5,476	4,214	13,919

Basic earnings per common share	0.67	0.84	0.65	2.15
Diluted earnings per common share	0.66	0.84	0.65	2.08

2006
Net sales	104,158	107,709	90,174	76,256
Gross profit	29,717	28,890	23,751	23,496
Operating income	10,680	10,953	4,801	5,569
Net income	4,435	4,301	2,505	6,371

Basic earnings per common share	0.78	0.73	0.41	0.98
Diluted earnings per common share	0.70	0.67	0.39	0.98