Form 10-Q
period 2007-06-30
MAN SANG HOLDINGS INC
filed 2007-08-14
CIK 807630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007.

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

       As of August 14, 2007, 6,382,582 shares of the Registrant’s common stock were outstanding.

MAN SANG HOLDINGS, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts expressed in thousands, except per share amounts)

	As of June 30, 2007		As of March 31, 2007
	US$	HK$	HK$
ASSETS
Current assets:
Cash and cash equivalents	47,200	368,162	296,969
Marketable securities	1,228	9,575	8,350
Accounts receivable, net of allowance for doubtful
accounts of HK$17,436 and HK$22,436 as of
June 30, 2007 and March 31, 2007, respectively	9,563	74,589	56,921
Inventories :
Raw materials	1,825	14,231	17,914
Work in progress	167	1,306	-
Finished goods	2,199	17,151	28,281
	4,191	32,688	46,195
Prepaid expenses	366	2,857	3,516
Deposits and other receivables, net of allowance for
doubtful accounts of HK$3,766 as of June 30, 2007
and March 31, 2007	1,392	10,857	12,906
Deposit on acquisition of land held for development	8,983	70,071	-
Other current assets	5	42	141
Income taxes receivable	53	411	1,620
Total current assets	72,981	569,252	426,618

Deferred tax assets	34	263	254

Property, plant and equipment	55,211	430,643	159,647
Accumulated depreciation	(7,372)	(57,499)	(54,976)
	47,839	373,144	104,671
Real estate investment	9,653	75,290	75,290
Accumulated depreciation	(1,900)	(14,820)	(14,311)
	7,753	60,470	60,979

Investment in and advance to an affiliate	-	-	86,587
Goodwill	8,222	64,133	-

Total assets	136,829	1,067,262	679,109

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - continued
(Amounts expressed in thousands, except per share amount)

	As of June 30, 2007		As of March 31, 2007
	US$	HK$	HK$
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Secured debts – current portion	2,634	20,542	-
Accounts payable	1,840	14,349	19,776
Accrued payroll and employee benefits	962	7,505	8,428
Receipt on advance	11,922	92,995	-
Loan from minority interests	10,154	79,200	-
Other accrued liabilities	2,751	21,456	12,000
Income taxes payable	428	3,339	2,396
Dividend payable	1,596	12,446	-
Total current liabilities	32,287	251,832	42,600

Deferred tax liabilities	506	3,944	2,290
Secured debts	21,069	164,336	-
Minority interests	41,954	327,238	313,860

Stockholders' equity:
Series A preferred stock, par value US$0.001	-	1	1
- authorized, issued and outstanding: 100,000 shares;
(entitled in liquidation to US$2,500 (HK$19,500))
Series B convertible preferred stock, par value US$0.001	-	-	-
- authorized: 100,000 shares; no shares outstanding
Common stock, par value US$0.001	6	49	49
- authorized: 31,250,000 shares;
issued and outstanding: 6,382,582 shares
as of June 30, 2007 and March 31, 2007, respectively
Additional paid-in capital	7,323	57,116	69,350
Retained earnings	32,639	254,584	245,686
Accumulated other comprehensive income	1,045	8,162	5,273
Total stockholders' equity	41,013	319,912	320,359
Total liabilities and stockholders' equity	136,829	1,067,262	679,109

See accompanying notes to condensed consolidated financial statements.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME
(Unaudited)
(Amounts expressed in thousands, except per share amounts )

	Three Months Ended June 30,
	2007		2006
	US$	HK$	HK$
Net sales	12,904	100,652	97,937
Cost of sales	(8,409)	(65,590)	(67,907)
Gross profit	4,495	35,062	30,030

Rental income, gross	157	1,221	919
Expenses from real estate investment	(185)	(1,444)	(1,563)
	(28)	(223)	(644)
Selling, general and administrative expenses	(2,184)	(17,039)	(21,062)
Operating income	2,283	17,800	8,324

Non-operating items :
- Interest income	413	3,224	2,085
- Other income	36	284	502
Income before income taxes
and minority interests	2,732	21,308	10,911
Income tax expenses	(286)	(2,228)	(1,113)
Income before minority interests	2,446	19,080	9,798

Minority interests	(1,305)	(10,182)	(5,442)
Net income	1,141	8,898	4,356
Other comprehensive income, net of taxes and
minority interests :
- Foreign currency translation adjustments	294	2,292	52
- Unrealized holding gain on marketable securities	77	597	52
Other comprehensive income, net of taxes and
minority interests	371	2,889	104

Comprehensive income	1,512	11,787	4,460

Basic earnings per common share	0.18	1.37	0.67
Diluted earnings per common share	0.17	1.30	0.66

Weighted average number of shares
of common stock outstanding :
- basic	6,382,582	6,382,582	6,382,582
- diluted	6,382,582	6,382,582	6,382,582

Dividends declared per common share	0.25	1.95	-

See accompanying notes to condensed consolidated financial statements.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts expressed in thousands)

	Three Months Ended June 30,
	2007		2006
	US$	HK$	HK$
Cash flow from operating activities:
Net income	1,141	8,898	4,356
Adjustments to reconcile net income to net cash
provided by operating activities:
Bad debts provision	(641)	(5,000)	-
Inventory write-down	1,588	12,386	5,500
Stock based compensation expense	55	430	3,465
Depreciation and amortization	329	2,564	2,014
Minority interests	1,305	10,182	5,442
Changes in operating assets and liabilities:
Accounts receivable	(1,624)	(12,668)	(24,126)
Inventories	165	1,285	2,635
Prepaid expenses	86	669	(1,004)
Deposits and other receivables	701	5,467	1,183
Other current assets	13	99	144
Income taxes receivable	155	1,209	(8)
Deferred tax assets	(1)	(9)	(61)
Accounts payable	(697)	(5,437)	4,651
Accrued payroll and employee benefits	(171)	(1,333)	(1,591)
Receipt in advance	937	7,309	-
Other accrued liabilities	(13)	(102)	(3,002)
Deferred tax liabilities	(32)	(249)	-
Income taxes payable	121	943	1,157
Net cash provided by operating activities	3,417	26,643	755
Cash flow from investing activities:
Purchase of property, plant and equipment	(7,549)	(58,884)	(917)
Acquisition of 6% controlling interest in CP&J, net of cash acquired
(see Note 9)	9,666	75,396	-
Deposit on acquisition of land held for development	(2,352)	(18,343)	-
Proceeds from disposal of property, plant and equipment	-	-	24
Advance to an affiliate	-	-	(75,358)
Purchase of marketable securities	(2)	(13)	-
Net cash used in investing activities	(237)	(1,844)	(76,251)
Cash flow from financing activities:
Increase in secured debts	5,267	41,084	-
Net cash provided by financing activities	5,267	41,084	-

Net increase (decrease) in cash and cash equivalents	8,447	65,883	(75,496)
Cash and cash equivalents at beginning of period	38,073	296,969	304,753
Exchange adjustments	680	5,310	49
Cash and cash equivalents at end of period	47,200	368,162	229,306

Supplementary disclosures of cash flow information
Cash (refunded) paid during the period for:
Interest paid	354	2,765	-
Net income taxes (refunded) paid	(84)	(658)	88

See accompanying notes to condensed consolidated financial statements.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007
(Unaudited)

1. INTERIM FINANCIAL PRESENTATION

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The March 31, 2007 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the annual report of Man Sang Holdings, Inc. (the “Company”) on Form 10-K for the fiscal year ended March 31, 2007. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results of the entire year.

2. CURRENCY PRESENTATIONS AND FOREIGN CURRENCY TRANSLATION

Assets and liabilities of foreign subsidiaries are translated from their functional currencies to the reporting currencies, at period-end exchange rates, while revenues and expenses are translated at average exchange rates during the period. Adjustments arising from such translation are reported as a separate component of stockholders’ equity. Gains or losses from foreign currency transactions are included in the Statement of Operations. Aggregate net foreign currency gains or losses were immaterial for all periods presented in this report.

The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of Hong Kong dollar amounts into United States dollars are for convenience only and have been made at the rate of HK$7.8 to US$1, the approximate free rate of exchange as at June 29, 2007. Such translations should not be construed as representations that Hong Kong dollar amounts could be converted into United States dollars at that rate or any other rate.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (EITF 06-03). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenue and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The Company classifies sales taxes on a net basis in its consolidated financial statements.

In June 2007, the EITF reached a consensus reached on EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 provides that a realized income tax benefit from dividends that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares and units should be recognized as an increase to additional paid-in capital. The provisions of this EITF should be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after September 15, 2007. The Company is currently reviewing the provisions of EITF 06-11 and does not expect the provisions to have a material impact on its consolidated financial statements.

In June 2007, the EITF reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance payments for Goods and Services to Be Used in Future Research and Development Activities” (EITF 07-3). EITF 07-3 provides that nonrefundable advance payments for future research and development activities should be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The provisions of this EITF are effective for fiscal years beginning after December 15, 2007. The Company is currently reviewing the provisions of EITF 07-3 and does not expect the provisions to have a material impact on its consolidated financial statements.

4. EARNINGS PER SHARE (the “EPS”)

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

Three Months
Ended June 30, 2007
HK$
(in thousands)
Net income	8,898
Allocated to Series A preferred stock	(137)
Net income available to common stockholders, adjusted	8,761

The dilutive effect on stock options of a listed subsidiary	(452)
Net income available to common stockholders, including
conversion	8,309

No. of shares
Weighted average-shares outstanding	6,382,582

HK$
Net earnings per share
Basic	1.37
Diluted	1.30

Three Months
Ended June 30, 2006
HK$
(in thousands)
Net income	4,356
Allocated to Series A preferred stock	(67)
Net income available to common stockholders, adjusted	4,289

Stock options granted by a listed subsidiary	(48)
Net income available to common stockholders, including conversion	4,241

No. of shares
Weighted average-shares outstanding	6,382,582

HK$
Net earnings per share
Basic	0.67
Diluted	0.66

5. Disclosure of Geographic Information

All of the Company’s sales of pearls are coordinated through its Hong Kong subsidiaries. The following is an analysis by destination:

	Three Months Ended June 30,
	2007	2006
	HK$
	(in thousands)
Net Sales:
Hong Kong	8,346	6,828

Export:
North America	34,115	24,496
Europe	30,450	32,374
Other Asian countries	21,382	26,939
Others	6,359	7,300
	100,652	97,937

The Company operates primarily in one geographical area: Hong Kong and other regions of The People’s Republic of China (the “PRC”). The locations of the Company’s identifiable assets are as follows:

	As of June 30, 2007	As of March 31, 2007
	HK$
	(in thousands)
Hong Kong	615,396	484,882
PRC	451,866	194,227
	1,067,262	679,109

6. Disclosure of Major Customers

During the three months ended June 30, 2007, one customer accounted for 12.3% of total sales. During the three months ended June 30, 2006, two customers accounted for more than 10% of total sales (approximately 12.9% and 12.5%, respectively). Generally, a substantial percentage of the Company’s sales has been made to a small number of customers and is typically on an open account basis.

7. Segment Information

Reportable segment profit or loss, and segment assets are disclosed as follows:

Reportable Segment Profit or Loss and Segment Assets
	For the Three Months Ended June 30,
	2007	2006
	HK$
	(in thousands)
Revenues from external customers:
Pearls	100,652	97,937
Real estate investment	1,221	919
	101,873	98,856

Operating income (loss):
Pearls	21,616	8,968
Real estate investment	(223)	(644)
Property development	(3,593)	-
	17,800	8,324

Depreciation and amortization:
Pearls	1,693	1,388
Real estate investment	397	386
Property development	245	-
Corporate assets	229	240
	2,564	2,014

Capital expenditure for segment assets:
Pearls	3,850	917
Real estate investment	-	-
Property development	55,034	-
Corporate assets	-	-
	58,884	917

	As of June 30, 2007	As of Mar 31,2007
	HK$
	(in thousands)
Segment assets:
Pearls	629,577	572,466
Real estate investment	60,470	60,979
Property development	330,497	-
Corporate assets	46,718	45,664
	1,067,262	679,109

8. Stock Compensation Plans

A summary of the number of outstanding and exercisable options under the share option scheme adopted on August 2, 2002 by Man Sang International Limited, or MSIL, a subsidiary of the Company (the “Plan”), as of June 30, 2007, and changes during the period then ended is presented as follows:

		Exercise prices with the
	Number of	weighted average exercise
	options	price in parenthesis
Outstanding as at April 1, 2007
and June 30, 2007	60,000,000	HK$0.253, HK$0.233 and
		HK$0.500 (HK$0.267)

Exercisable as at June 30, 2007	55,000,000	HK$0.253 and HK$0.233
		(HK$0.246)

The Company accounts for stock-based compensation in accordance with SFAS No.123 (R), Share-Based Payment (revised 2004). Under the fair value recognition of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted, and recognized over the vesting period. The fair value of each option granted was calculated using the Black-Scholes option pricing model.

As of June 30, 2007, 55,000,000 options and 5,000,000 non-vested stock options were outstanding under the Plan. The weighted average fair value of the options granted during the period was HK$0.09. As of June 30, 2007, the weighted average remaining contractual term of the option was 4.62 years. Stock-based compensation expenses for the three months ended June 30, 2007 and June 30, 2006 was HK$0.4 million and HK$3.5 million, respectively.

9. Acquisition

On April 12, 2007, MSIL totally acquired an additional 6% interest in a project located in Zhuji (the “Zhuji Project”) and an assignment of loan in an amount equivalent to approximately HK$10,560,000 at a consideration of HK$60,000,000. As a result of such acquisition, the Company, through Smartest Man Holdings Limited, an indirect wholly-owned subsidiary of MSIL, indirectly owns 55% of the issued share capital of China Pearls and Jewellery City Holdings Limited, or CP&J, and in turn 55% interests in the Zhuji Project. The results of operations of CP&J have been included in the consolidated financial statements since that date, under the purchase method according to Statement of Financial Accounting Standard No.141, Business Combinations.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

As of April 12, 2007
HK$
(in thousands)
Current assets	190,402
Property, plant and equipment	207,044
Total assets acquired	397,446
Current liabilities	(269,236)
Deferred tax liabilities	(1,903)
Long term debt	(140,000)
Total liabilities assumed	(411,139)
Net liability acquired	(13,693)

The minority interest has been reduced to zero and the minority has not guaranteed the losses and will not provide for additional losses. As such, the Company will absorb 100% of the losses until future earnings materialize, at which time the majority interest shall be credited to the extent of such losses previously absorbed.

10. Goodwill

The changes in carrying amount of goodwill for the period ended June 30, 2007 are as follows:

HK$
(in thousands)
Balance as of April 1, 2007	-
Goodwill acquired during the period	64,133
Balance as of June 30, 2007	64,133

11. Secured debt

As of June 30, 2007, secured debt consisted of the following:

HK$
(in thousands)
Secured debt, varying interest rates per annum from 6.8% to 7.1%,
due December 2007 to September 2010	184,878
Less: current portion	(20,542)
Long term debt	164,336

Secured debt generally requires monthly interest payments and repayment of principal when due. Secured debt is secured by guarantees or land under development in the PRC. As of June 30, 2007,

the total gross book value of land securing the debt was HK$136.6 million. As of June 30, 2007, secured debt bore interest at variable rates, and the weighted average interest rate was 6.87% per annum.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are, by their nature, subject to risks and uncertainties. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical facts, including statements regarding industry prospects and future results of operations or financial position, made in this Form 10-Q are forward-looking. Words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” and similar expressions may identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to: our future performance; our expansion efforts; demand for our products; the state of economic conditions and our markets; currency and exchange rate fluctuations; and our ability to meet our liquidity requirements. These forward-looking statements are based on assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe to be appropriate in particular circumstances. However, whether actual results and developments will meet our expectations and predictions depends on a number of known and unknown risks and uncertainties and other factors, any or all of which could cause actual results, performance or achievements to differ materially from our expectations, whether expressed or implied by such forward-looking statements (which may relate to, among other things, the Company’s sales, costs and expenses, income, inventory performance, and receivables). Primarily engaged in the processing and trading of pearls and pearl jewelry products, and in real estate investments, our ability to achieve our objectives and expectations are derived at least in part from assumptions regarding economic conditions, consumer tastes, and developments in our competitive environment. The following assumptions, among others, could materially affect the likelihood that we will achieve our objectives and expectations communicated through these forward-looking statements: (i) that low or negative growth in the economies or the financial markets of our customers, particularly in the United States and in Europe, will not occur and reduce discretionary spending on goods that might be perceived as “luxuries”; (ii) that the Hong Kong dollar will remain pegged to the US dollar at US$1 to HK$7.8; (iii) that customer’s choice of pearls vis-à-vis other precious stones and metals will not change adversely; (iv) that we will continue to obtain a stable supply of pearls in the quantities, of the quality and on terms we require; (v) that there will not be a substantial adverse change in the exchange relationship between the renminbi (the “RMB”) and the Hong

Kong or US dollar; (vi) that there will not be a substantial increase in the tax burdens of our subsidiaries operating in the PRC; (vii) that there will not be a substantial change in climate and environmental conditions at the source regions of pearls that could have a material adverse effect on the supply and pricing of pearls; and (viii) that there will not be a substantial adverse change in the real estate market conditions in the PRC and in Hong Kong. The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Form 10-Q and with our annual report on Form 10-K for the year ended March 31, 2007, which contains a further description of risks and uncertainties related to forward-looking statements, as well as other aspects of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We will not publicly release any revisions to these forward-looking statements after the date hereof. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.

Overview

We are one of the world's largest purchasers and processors of saltwater cultured and freshwater cultured pearls. We are principally engaged in the purchasing, processing, assembling, merchandising and wholesale distribution of pearls, pearl jewelry and other jewelry products. For the three months ended June 30, 2007, net sales of the Company was HK$100.7 million, representing an increase of 2.8% or HK$2.8 million compared to HK$97.9 million for the same period in 2006. The increase was mainly attributable to net sales of assembled pearl and jewelry products which increased by approximately 11.0% compared to the same period in 2006. We expect the growth on this product line will continue. In this fiscal quarter, net sales in the United States market increased by 39.3% compared to the same period in 2006.

Gross profit margin improved by 4.1% from 30.7% for the three months ended June 30, 2006 to 34.8% for the three months ended June 30, 2007. We have continued to make efforts to implement effective cost controls and to increase production efficiency.

During the quarter ended June 30, 2007, we have completed an acquisition of additional interests in the Zhuji Project located in Zhuji, Zhejiang province, the PRC. Before this acquisition, we owned 49% of the Zhuji Project. After the acquisition, we own 55% of the Zhuji Project. We expect the Zhuji Project, which is a major trading platform for pearls and jewelry in the PRC, to broaden our customer base.

Future trends

We expect demand for luxury products to continue to increase along with continued improvement in global economic conditions. These factors should benefit our core business segment of South Sea Pearls and assembled jewelry. Furthermore, we believe the Zhuji Project will create synergies with our business and have a positive effect on the growth of our pearl and jewelry segment.

As of the quarter ended June 30, 2007, we had injected HK$146 million into the Zhuji Project. The whole project is expected to be completed by 2011. Phase one is expected to be completed in 2008. We expect our property development segment will be one of our core businesses and will contribute sustainable growth.

Results of Operations

Sales and Gross Profit

Net sales for the three months ended June 30, 2007 increased by HK$2.8 million, or 2.8%, to HK$100.7 million, compared to net sales of HK$97.9 million for the same period in 2006. The increase in sales in this quarter is mainly due to the increase in sales of assembled pearl and non-pearl jewelry products.

Gross profit for the three months ended June 30, 2007 increased by HK$5.1 million, or 16.8%, to HK$35.1 million from HK$30.0 million for the same period in 2006. As a percentage of net sales, gross profit margin increased by 4.1% to 34.8% for the three months ended June 30, 2007 from 30.7% for the same period in 2006. The increase in gross profit margin was mainly attributable to the reduction of cost of sales due to effective cost controls and an increase in production efficiency.

Rental Income

Gross rental income for the three months ended June 30, 2007 increased by HK$0.3 million, or 32.9%, to HK$1.2 million from HK$0.9 million for the same period in 2006. The increase in gross rental income was mainly attributable to the increase in the occupancy rate of Man Sang Industrial City located in the PRC.

Selling, General and Administrative Expenses (the “SG&A expenses”)

For the three months ended June 30, 2007, our SG&A expenses were HK$17.0 million, consisting of HK$13.4 million attributable to pearl operations and HK$3.6 million attributable to our property development segment. Our SG&A expenses decreased by approximately HK$4.1 million, or 19.1% from HK$21.1 million during the same period in 2006, consisting of HK$21.1 million attributable to pearl operations and HK$nil attributable to our property development segment. The decrease in our SG&A expenses attributable to the pearl operations was due primarily to the reversal of provision for doubtful accounts of HK$5.0 million which have been collected and the lower stock compensation expenses charged to income statement during the three months ended June 30, 2007.

As a percentage of net sales, our SG&A expenses attributable to pearl operations decreased by 8.1% to 13.4% for the three months ended June 30, 2007, from 21.5% during the same period in 2006.

Interest Income

Interest income increased by HK$1.1 million to HK$3.2 million for the three months ended June 30, 2007, from HK$2.1 million for the same period in 2006. The increase was mainly due to higher interest rates and higher cash balances during the three months ended June 30, 2007 compared to the same period in 2006.

Income Tax Expense

Income tax expense for the three months ended June 30, 2007 was HK$2.2 million, compared to HK$1.1 million for the same period in 2006. The increase in income tax expense was due to the increase in taxable income for the three months ended June 30, 2007.

Net Income

Net income for the three months ended June 30, 2007 increased by HK$4.5 million to HK$8.9 million compared to net income of HK$4.4 million for the same period in 2006. The increase was mainly attributable to the increase in gross profit and the decrease in our SG&A expenses for the three months ended June 30, 2007.

Liquidity and Capital Resources

Our primary liquidity needs are funded by sales of inventory. As of June 30, 2007, we had working capital of HK$317.4 million, which included a cash balance of HK$368.2 million. Our current ratio was 2.3 to 1 as of June 30, 2007. Net cash provided by operating activities was approximately HK$26.6 million for the three months ended June 30, 2007. Net cash used in investing activities for the three months ended June 30, 2007 was HK$1.8 million and net cash provided by financing activities was HK$41.1 million.

Inventories were HK$32.7 million as of June 30, 2007. The inventory turnover period was 1.8 months, compared to 2.3 months for the same period in 2006.

Accounts receivable were HK$74.6 million as of June 30, 2007. Debtors’ turnover period was 67.6 days, compared to 66.6 days for the same period in 2006

Secured debt (including current portion) was HK$184.9 million as of June 30, 2007. The gearing ratio was 0.58. Secured debt consists of financing for the Zhuji Project for property development. See “Part I - Item 1 - Notes to Condensed Financial statements - Note 11” for detailed debt information, including weighted average interest rate and scheduled maturities.

We had available working capital facilities of HK$289.9 million with various banks as of June 30, 2007. Such banking facilities include letter of credit arrangements, import loans, overdraft and other facilities commonly used in the jewelry business. All such banking facilities bear interest at floating rates generally offered by banks in Hong Kong and the PRC and are subject to periodic review. As of June 30, 2007, we had utilized HK$184.9 million of bank loans.

We believe that our sources of working capital, specifically our cash flow from operations, available banking facilities and accessible private and public debt and equity capitals, are adequate for us to meet our anticipated future liquidity requirements.

Inflation

We believe that our results of operations have not been materially affected by inflation or deflation during the quarter. There can be no assurance, however, that our financial condition and results of operations will not be adversely affected by inflation or deflation in the future.

Seasonality

Our business is subject to seasonal fluctuations. The bulk of our sales occur during the months of March, June and September when major international jewelry trade shows are held in Hong Kong. Accordingly, the results of any interim period are not necessarily indicative of the results that might be expected during a full year.

Contractual Obligations

The following table sets forth information regarding our outstanding contractual and commercial commitments as of June 30, 2007:

Contractual Obligations	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	HK$’000	HK$’000	HK$’000	HK$’000	HK$’000
Capital commitment obligation	139,272	126,806	12,466	-	-
Operating lease obligations	3,668	3,504	164	-	-
Total contractual obligations	142,940	130,310	12,630	-	-

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from fluctuations in foreign currency exchange rates and interest rates, which could affect our consolidated financial position, earnings and cash flows. The Company manages its exposure to market risk through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.

We denominate our sales in either US dollars or Hong Kong dollars. During the three months ended June 30, 2007, we made approximately 62.6% of our purchases in US dollars and 36.7% in Hong Kong dollars and RMB. Since the Hong Kong dollar remained “pegged” to the US dollar at a consistent rate, we believe that the exposure of our sales proceeds to foreign exchange fluctuations is minimal. On the other hand, the potential revaluation of RMB will not be considered significant to our operations as we believe that the risk of a substantial fluctuation of the RMB exchange rate remains low. As of June 30, 2007, we had bank borrowings of RMB180.0 million.

Because most of our purchases are made in currencies that we believe we have a low risk of appreciation or devaluation and our sales are made in US dollars, we have determined that our currency risk in the foreseeable future should not be material and that no derivative contracts, such as forward contracts and options to hedge against foreign exchange fluctuations, were necessary during this quarter. As of June 30, 2007, we had no derivative contracts, such as forward contracts and options to hedge against foreign exchange fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities and Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.

Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our disclosure controls and procedures do not provide absolute assurance that all deficiencies in design or operation of these control systems, or all instances of errors or fraud, will be prevented or detected. We designed these control systems to provide reasonable assurance of achieving the goals of these systems in light of our business operations. These control systems remain subject to risks of human error and the risk that controls can be circumvented for wrongful purposes by one or more individuals in management or non-management positions.

In connection with the evaluation described above, no new significant changes were identified in our internal controls over financial reporting during the fiscal quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 2     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 10, 2007, Man Sang International (B.V.I.) Limited (the “Vendor”), our wholly-owned subsidiary, entered into a Placing Agreement (the “Placing Agreement”) with ICEA Securities Limited as the placing agent (the “Placing Agent”), whereby the Placing Agent agreed to place 200,000,000 existing shares of Man Sang International Limited, or MSIL, (the “Placing Shares”) with institutional or professional investors at a price of HK$1.48 per Placing Share (or approximately US$0.19) per share (the “Placing Price”) to raise approximately HK$296 million (or approximately US$38 million), before expenses (the “Placing”). Pursuant to the Placing Agreement, the Placing Agent is entitled to receive two percent (2%) of the aggregate value of the Placing Shares at the Placing Price. The Placing Shares represent approximately 19.93 percent of the existing issued share capital of MSIL. The placement proceeds is intended to be used for our general working capital.

ITEM 6     EXHIBITS

3.1	Restated Articles of Incorporation including the Certificate of Designation, of the Series A Preferred Stock. (1)

3.2	Certificate of Designation of the Series B Preferred Stock. (2)

3.3	Amended and Restated Bylaws. (3)

3.4	Certificate of Amendment to Certificate of Designation of the Series A Preferred Stock. (4)

10.1	Placing Agreement, dated July 10, 2007, by and between Man Sang International (B.V.I.) Limited and ICEA Securities Limited, relating to the placement of 200,000,000 existing shares of Man Sang International Limited. (5)

16.1	Letter dated May 31, 2007 from Moores Rowland Mazars to the Securities and Exchange Commission. (6)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.
____________________

(1)	Incorporated by reference to the Company’s current report on Form 8-K dated January 8, 1996.

(2)	Incorporated by reference to the Company’s registration statement on Form 8-A dated June 17, 1996.

(3)	Incorporated by reference to the Company’s quarterly report on Form 10-Q dated August 11, 2005.

(4)	Incorporated by reference to the Company’s current report on Form 8-K dated November 23, 2005.

(5)	Incorporated by reference to the Company’s current report on Form 8-K dated July 12, 2007.

(6)	Incorporated by reference to the Company’s current report on Form 8-K dated June 4, 2007.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAN SANG HOLDINGS, INC.

Date: August 14, 2007

	By:	/s/ CHENG Chung Hing, Ricky
CHENG Chung Hing, Ricky
Chairman of the Board, President,
Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Restated Articles of Incorporation including the Certificate of Designation, of the Series A Preferred Stock. (1)

3.2	Certificate of Designation of the Series B Preferred Stock. (2)

3.3	Amended and Restated Bylaws. (3)

3.4	Certificate of Amendment to Certificate of Designation of the Series A Preferred Stock. (4)

10.1	Placing Agreement, dated July 10, 2007, by and between Man Sang International (B.V.I.) Limited and ICEA Securities Limited, relating to the placement of 200,000,000 existing shares of Man Sang International Limited. (5)

16.1	Letter dated May 31, 2007 from Moores Rowland Mazars to the Securities and Exchange Commission. (6)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.
____________________

(1)	Incorporated by reference to the Company’s current report on Form 8-K dated January 8, 1996.

(2)	Incorporated by reference to the Company’s registration statement on Form 8-A dated June 17, 1996.

(3)	Incorporated by reference to the Company’s quarterly report on Form 10-Q dated August 11, 2005.

(4)	Incorporated by reference to the Company’s current report on Form 8-K dated November 23, 2005.

(5)	Incorporated by reference to the Company’s current report on Form 8-K dated July 12, 2007.

(6)	Incorporated by reference to the Company’s current report on Form 8-K dated June 4, 2007.