Form 10-Q
period 2007-09-30
MAN SANG HOLDINGS INC
filed 2007-11-13
CIK 807630

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

     As of November 13, 2007, 6,382,582 shares of the Registrant's common stock were outstanding.

MAN SANG HOLDINGS, INC.
TABLE OF CONTENTS
		Page
PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements
	Condensed Consolidated Balance Sheets at
	September 30, 2007 and March 31, 2007	F-1

	Condensed Consolidated Statements of Operations and
	Comprehensive Income for the Three and Six Months Ended
	September 30, 2006 and 2007	F-3

	Condensed Consolidated Statements of Cash Flows for
	the Six Months Ended September 30, 2006 and 2007	F-4

	Notes to Condensed Consolidated Financial Statements	F-6
	(Unaudited)

ITEM 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	1

ITEM 3.	Quantitative and Qualitative Disclosures about
	Market Risk	9

ITEM 4.	Controls and Procedures	10

PART II - OTHER INFORMATION

ITEM 1	Legal Proceedings	11

ITEM 1A	Risk Factors	11

ITEM 2	Unregistered sales of equity securities	11

ITEM 3	Defaults upon senior securities	12

ITEM 4	Submission of Matters to a Vote of Security Holders	12

ITEM 6	Exhibits	14

SIGNATURES		15

PART 1 - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts expressed in thousands, except per share amounts)

	September 30, 2007		March 31, 2007
	US$	HK$	HK$
ASSETS
Current assets:
Cash and cash equivalents	73,343	572,076	296,969
Marketable securities	773	6,031	8,350
Accounts receivable, net of allowance for doubtful
accounts of HK$17,436 and HK$22,436 as of
September 30, 2007 and March 31, 2007, respectively	11,919	92,970	56,921
Inventories :
Raw materials	2,216	17,281	17,914
Work in progress	438	3,416	-
Finished goods	1,354	10,563	28,281
	4,008	31,260	46,195

Prepaid expenses	316	2,462	3,516
Deposits and other receivables, net of allowance for
doubtful accounts of HK$3,766 as of
September 30, 2007 and March 31, 2007	2,546	19,855	12,906
Deposit on acquisition of land held for development	11,089	86,497	-
Other current assets	3	25	141
Income taxes receivable	111	868	1,620
Total current assets	104,108	812,044	426,618

Deferred tax assets	33	261	254

Property, plant and equipment	69,369	541,077	159,647
Accumulated depreciation	(7,691)	(59,992)	(54,976)
	61,678	481,085	104,671

Real estate investment	9,653	75,290	75,290
Accumulated depreciation	(1,961)	(15,295)	(14,311)
	7,692	59,995	60,979

Investment in and advance to an affiliate	-	-	86,587
Goodwill	8,222	64,133	-

Total assets	181,733	1,417,518	679,109

     MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - continued
(Unaudited)
(Amounts expressed in thousands, except per share amount)

	September 30, 2007		March 31, 2007
	US$	HK$	HK$
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Secured debts – current portion	2,659	20,738	-
Accounts payable	2,041	15,923	19,776
Accrued payroll and employee benefits	1,143	8,914	8,428
Receipt in advance	20,834	162,507	-
Loan from minority interests	10,154	79,200	-
Other accrued liabilities	3,990	31,119	12,000
Income taxes payable	815	6,355	2,396
Total current liabilities	41,636	324,756	42,600

Deferred tax liabilities	546	4,259	2,290
Secured debts	21,270	165,904	-
Minority interests	68,535	534,570	313,860

Stockholders' equity:
Series A preferred stock, par value US$0.001	-	1	1
- authorized, issued and outstanding: 100,000 shares;
(entitled in liquidation to US$2,500 (HK$19,500))
Series B convertible preferred stock, par value US$0.001	-	-	-
- authorized: 100,000 shares; no shares outstanding
Common stock, par value US$0.001	6	49	49
- authorized: 31,250,000 shares;
issued and outstanding: 6,382,582 shares
as of September 30, 2007 and March 31, 2007, respectively
Additional paid-in capital	15,586	121,573	69,350
Retained earnings	33,112	258,279	245,686
Accumulated other comprehensive income	1,042	8,127	5,273
Total stockholders' equity	49,746	388,029	320,359
Total liabilities and stockholders' equity	181,733	1,417,518	679,109

See accompanying notes to condensed consolidated financial statements.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30
(Unaudited)
(Amounts expressed in thousands except share data)

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2007		2006	2007		2006
	US$	HK$	HK$	US$	HK$	HK$
Net sales	14,027	109,407	95,395	26,931	210,059	193,332
Cost of goods sold	(9,134)	(71,246)	(65,768)	(17,543)	(136,836)	(133,675)
Gross profit	4,893	38,161	29,627	9,388	73,223	59,657
Rental income, gross	181	1,421	938	338	2,642	1,857
Expenses from real estate investment	(189)	(1,472)	(1,592)	(374)	(2,916)	(3,155)
	(8)	(51)	(654)	(36)	(274)	(1,298)

Selling, general and administrative expenses	(4,115)	(32,097)	(17,676)	(6,299)	(49,136)	(38,738)
Operating income	770	6,013	11,297	3,053	23,813	19,621

Non-operating items
- Interest income	713	5,559	2,010	1,126	8,783	4,095
- Other income	301	2,344	362	337	2,628	864
Income before income taxes and minority interest	1,784	13,916	13,669	4,516	35,224	24,580
Income taxes	(365)	(2,850)	(1,302)	(651)	(5,078)	(2,415)
Income before minority interests	1,419	11,066	12,367	3,865	30,146	22,165
Minority interests	(945)	(7,371)	(6,891)	(2,250)	(17,553)	(12,333)
Net income	474	3,695	5,476	1,615	12,593	9,832
Other comprehensive income, net of taxes and
minority interests
- Foreign currency translation adjustments	79	618	264	373	2,910	316
- Unrealized holding gain on marketable
securities	18	146	33	41	318	85
- Reclassification adjustment for realized gain
upon sale of marketable securities
included in net income for period	(102)	(799)	-	(48)	(374)	-
Other comprehensive income, net of taxes
and minority interests	(5)	(35)	297	366	2,854	401
Comprehensive income	469	3,660	5,773	1,981	15,447	10,233

Basic earnings per common share	0.07	0.57	0.84	0.25	1.94	1.52
Diluted earnings per common share	0.07	0.54	0.84	0.24	1.84	1.50
Weighted average number of shares of common
stock
- for basic earnings per share	6,382,582	6,382,582	6,382,582	6,382,582	6,382,582	6,382,582
- for diluted earnings per share	6,382,582	6,382,582	6,382,582	6,382,582	6,382,582	6,382,582

See accompanying notes to condensed consolidated financial statements

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30
(Unaudited)
(Amounts expressed in thousands)

	Six Months Ended September 30,
	2007		2006
	US$	HK$	HK$
Cash flow from operating activities:
Net income	1,615	12,593	9,832
Adjustments to reconcile net income to net cash
provided by operating activities:
Bad debts provision	(641)	(5,000)	-
Inventory write-down	1,588	12,386	9,450
Compensation expense	110	860	4,501
Depreciation and amortization	667	5,203	3,903
Gain on sales of marketable securities	(87)	(684)	-
Minority interests	2,248	17,533	12,333
Changes in operating assets and liabilities:
Accounts receivable	(3,981)	(31,049)	(33,740)
Inventories	361	2,817	4,803
Prepaid expenses	136	1,060	1,620
Deposits and other receivables	(458)	(3,569)	(1,403)
Other current assets	15	116	122
Income taxes receivable	96	752	91
Deferred tax assets	(1)	(7)	(112)
Accounts payable	(496)	(3,870)	2,124
Accrued payroll and employee benefits	10	78	(189)
Receipt in advance	9,849	76,821	-
Other accrued liabilities	1,110	8,653	(3,250)
Deferred tax liabilities	570	4,448	-
Income taxes payable	508	3,959	2,293
Net cash provided by operating activities	13,219	103,100	12,378

Cash flow from investing activities:
Purchase of property, plant and equipment	(20,527)	(160,110)	(1,360)
Purchase of marketable securities	(2)	(13)	-
Deposits on acquisition of land held for
Development	(4,458)	(34,769)	-
Acquisition of 6% controlling interest in CP&J, net
of cash acquired	9,666	75,396	-
Proceeds from disposal of property, plant and
Equipment	-	-	24
Advance to an affiliate	-	-	(84,767)
Net proceeds from sales of marketable securities	545	4,250	-
Net cash used in investing activities	(14,776)	(115,246)	(86,103)

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30
(Unaudited)
(Amounts expressed in thousands)

	Six Months Ended September 30,
	2007		2006
	US$	HK$	HK$
Cash flow from financing activities:
Net proceeds from issuance of common stock of a
listed subsidiary	36,579	285,317	-
Return of capital to stockholders	(4,630)	(36,112)	-
Increase in secured debts	5,980	46,642	-
Net cash provided by financing activities	37,929	295,847	-

Net increase (decrease) in cash and cash equivalents	36,372	283,701	(73,725)
Cash and cash equivalents at beginning of period	38,073	296,969	304,753
Exchange adjustments	(1,102)	(8,594)	672
Cash and cash equivalents at end of period	73,343	572,076	231,700

Supplementary disclosures of cash flow information
Cash paid during the period for:
Interest paid	762	5,941	-
Net income taxes (refunded) paid	(80)	(622)	134

See accompanying notes to condensed consolidated financial statements.

Man Sang Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2007
(Unaudited)

1. Interim Financial Presentation

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The March 31, 2007 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the annual report of Man Sang Holdings, Inc. (the "Company") on Form 10-K for the fiscal year ended March 31, 2007. The Company continues to account for Man Sang International Limited (“MSIL”), a Bermuda incorporated company which is listed on The Stock Exchange of Hong Kong Limited, as a consolidated subsidiary because it continues to have control over the operating and financial decision of MSIL. As of September 30, 2007, the Company’s equity interest in MSIL was 41.1%. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results of the entire year.

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

The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of Hong Kong dollar amounts into United States dollars are for convenience only and have been made at the rate of HK$7.8 to US$1, the approximate free rate of exchange at September 29, 2007. Such translations should not be construed as representations that Hong Kong dollar amounts could be converted into United States dollars at that rate or any other rate.

3. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”), which gives entities the option to measure eligible financial assets, and financial liabilities at fair value under other instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The Company is currently evaluating the impact of adopting this Statement.

In September 2006, the FASB issued FAS No. 157, Fair value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this Statement is not expected to have a material effect on the Company’s Consolidated Financial Statements.

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

	For the Quarter	For the Six Months
	Ended September 30,	Ended September 30,
	2006	2006
	HK$'000	HK$'000
Net income	5,476	9,832
Allocation to Series A preferred stock	(84)	(152)
Net income available to common stockholders,
adjusted	5,392	9,680
Stock options granted by a listed subsidiary	-	(110)
Net income available to common stockholders,
including conversion	5,392	9,570

	No. of shares	No. of shares
Weighted average-shares outstanding	6,382,582	6,382,582

	HK$	HK$
Net earnings per share
Basic	0.84	1.52
Diluted	0.84	1.50

	For the Quarter	For the Six Months
	Ended September 30,	Ended September 30,
	2007	2007
	HK$'000	HK$'000
Net income	3,695	12,593
Allocation to Series A preferred stock	(57)	(194)
Net income available to common stockholders,
adjusted	3,638	12,399
Stock options granted by a listed subsidiary	(215)	(636)
Net income available to common stockholders,
including conversion	3,423	11,763

	No. of shares	No. of shares
Weighted average-shares outstanding	6,382,582	6,382,582

	HK$	HK$
Net earnings per share
Basic	0.57	1.94
Diluted	0.54	1.84

5. Disclosure of Geographic Information

All of the Company's sales of pearls are coordinated through its Hong Kong subsidiaries. The following is an analysis by destination:

	For the Quarter Ended		For the Six Months
	September 30		Ended September 30
	2007	2006	2007	2006
	HK$'000	HK$'000	HK$'000	HK$'000
Net Sales:
Hong Kong	10,433	7,502	18,779	14,330

Export:
North America	26,737	23,166	60,852	47,662
Europe	47,165	40,531	77,615	72,905
Other Asian countries	20,060	19,730	41,442	46,669
Others	5,012	4,466	11,371	11,766
	109,407	95,395	210,059	193,332

The Company operates primarily in one geographic area: Hong Kong and other regions of The People's Republic of China (the "PRC"). The locations of the Company's identifiable assets are as follows:

	September 30, 2007	March 31, 2007
	HK$'000	HK$'000
Hong Kong	867,836	484,882
PRC	549,682	194,227
	1,417,518	679,109

6. Disclosure of Major Customers

During the three months ended September 30, 2007, two customers accounted for 15.4% and 10.1%, respectively of total sales. During the six months ended September 30, 2007, one customer accounted for 13.9% of total sales. During the three months ended September 30, 2006, one of our customers accounted for 18.8% of total sales. During the six months ended September 30, 2006, two of our customers accounted for 15.6% and 10.3%, respectively of total sales. Generally, a substantial percentage of the Company's sales has been made to a small number of customers and is typically on an open account basis.

7. Segment Information

Reportable segment profit or loss, and segment assets are disclosed as follows:

Reportable Segment Profit or Loss, and Segment Assets
	For the quarter ended,		For the six months ended,
	September 30		September 30
	2007	2006	2007	2006
	HK$’000	HK$'000	HK$'000	HK$'000
Revenues from external
customers:
Pearls	109,407	95,395	210,059	193,332
Real estate investment	1,421	938	2,642	1,857
	110,828	96,333	212,701	195,189

Operating income (loss):
Pearls	13,766	11,951	35,382	20,919
Real estate investment	(51)	(654)	(274)	(1,298)
Property development	(7,702)	-	(11,295)	-
	6,013	11,297	23,813	19,621

Depreciation and amortization:
Pearls	1,723	1,281	3,416	2,669
Real estate investment	396	389	793	775
Property development	290	-	535	-
Corporate assets	230	219	459	459
	2,639	1,889	5,203	3,903

Capital expenditure for segment
assets:
Pearls	511	443	4,361	1,360
Real estate investment	-	-	-	-
Property development	100,715	-	155,749	-
Corporate assets	-	-	-	-
	101,226	443	160,110	1,360

	As of	As of
	September 30,	March 31,
	2007	2007
	HK$'000	HK$'000
Segment assets:
Pearls	876,642	572,466
Real estate investment	59,995	60,979
Property development	437,177	-
Corporate assets	43,704	45,664
	1,417,518	679,109

8. Stock Compensation Plans

A summary of the number of outstanding and exercisable options under the share option scheme adopted on August 2, 2002 by Man Sang International Limited, or MSIL, a subsidiary of the Company (the “Plan”), as of September 30, 2007, and changes during the period then ended is presented as follows:

		Exercise prices with the
	Number of	weighted average exercise
	options	price in parenthesis
Outstanding as at April 1, 2007 and		HK$0.253, HK$0.233 and
September 30, 2007	60,000,000	HK$0.500 (HK$0.267)

		HK$0.253 and HK$0.233
Exercisable at September 30, 2007	55,000,000	(HK$0.246)

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

As of September 30, 2007, 55,000,000 options and 5,000,000 non-vested stock options were outstanding under the Plan. The weighted average fair value of the options granted during the period was HK$0.09. As of September 30, 2007, the weighted average remaining contractual term of the option was 4.37 years. Stock-based compensation expenses for the six months ended September 30, 2007 and September 30, 2006 was HK$0.9 million and HK$4.5 million, respectively.

9. Acquisition

On April 12, 2007, MSIL totally acquired an additional 6% interest in a project located in Zhuji, the PRC (the “CP&J Project”) and an assignment of a loan in an amount equivalent to approximately HK$10,560,000 for a total consideration of HK$60,000,000. As a result of this acquisition, the Company, through Smartest Man Holdings Limited, an indirect wholly-owned subsidiary of MSIL, indirectly owns 55% of the issued share capital of China Pearls and Jewellery City Holdings Limited, or CP&J, and a 55% interest in the CP&J Project. The results of operations of CP&J have been included in the consolidated financial statements since that date, under the purchase method according to Statement of Financial Accounting Standard No.141, Business Combinations.

Reconciliation of cash received for the acquisition of 6% controlling interest in CP&J

HK$’000
Purchase price	(49,440)
Loan assignment	(10,560)
Cash received at time of acquisition	135,396

75,396

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

As of
April 12, 2007
HK$’000
Acquisition costs – direct	49,440
Direct costs	1,000

50,440

Current assets	190,402
Property, plant and equipment	207,044
Total assets acquired	397,446

Current liabilities	(269,236)
Deferred tax liabilities	(1,903)
Long term debt	(140,000)
Total liabilities assumed	(411,139)

Net liability assumed	(13,693)

Excess of cost over fair value of net assets acquired, Goodwill	64,133

The minority interest has been reduced to zero and the minority shareholder has not guaranteed the losses and will not provide for additional losses. As such, the Company will absorb 100% of the losses until future earnings materialize, at which time the majority interest shall be credited to the extent of such losses previously absorbed.

No revenue was contributed by CP&J acquired during the six months ended September 30, 2007, a loss of approximately HK$5.3 million was included in the consolidated statement of operations of the Company for period.

Unaudited pro forma results of operation for the six months ended September 30, 2007 and 2006, were as follows. The amounts are shown as if the acquisition had occurred at the beginning of the period presented:-

		Six months ended
		September 30,
		2007	2006
		HK$’000	HK$’000
Pro forma revenues, including rental income		212,701	195,189
Pro forma net income		12,037	7,868
Earnings per share –	Basic pro forma	1.86	1.21
	Diluted pro forma	1.76	1.20

The pro forma results have been prepared for comparative purpose only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of the beginning of the periods presented, or the results that may occur in the future. Furthermore, the pro forma results do not give effect to all cost savings or incremental cost that may occur as a result of the integration and consolidation of the acquisition.

10. Goodwill

The changes in carrying amount of goodwill for the period ended September 30, 2007 are as follows:

HK$’000
Balance as of April 1, 2007	-
Goodwill acquired during the period	64,133
Balance as of September 30, 2007	64,133

11. Secured debt

As of September 30, 2007, secured debt consisted of the following:

HK$’000
Secured debt, varying interest rates per annum from 6.8% to 7.7%,
due December 2007 to September 2010	186,642
Less : current portion	(20,738)
Long term debt	165,904

Secured debt generally requires monthly interest payments and repayment of principal when due. Secured debt is secured by guarantees or land under development in the PRC. As of September 30, 2007, the total gross book value of land securing the debt was HK$136.6 million. As of September 30, 2007, the secured debt bore interest at variable rates, and the weighted average interest rate was 6.97% per annum.

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

Overview

We are one of the world’s largest purchasers and processors of saltwater cultured and freshwater cultured pearls. We are principally engaged in the purchasing, processing, assembling, merchandising and wholesale distribution of pearls, pearl jewelry and other jewelry products. For the six months ended September 30, 2007, net sales of the Company increased by 8.7% to HK$210.1 million as compared to the same period in fiscal 2006. The increase in net sales was mainly due to the increase in sales of assembled pearl and jewelry finished products by 19.0% and increase in sales of South Sea pearls by 5.2% when compared with the same period in 2006. We expect the growth in the pearl segment will continue. For the six months ended September 30, 2007, net sales in the United States market increased by 27.7% compared to the same period in 2006.

Gross profit margin improved by 4.0% from 30.9% for the six months ended September 30, 2006 to 34.9% for the six months ended September 30, 2007. We have continued to make efforts to control costs in order to reduce our processing cost and production efficiency.

During the six months ended September 30, 2007, we acquired additional interests in the CP&J Project located in Zhuji, Zhejiang province, the PRC. Before this acquisition, we owned 49% of the CP&J project. After the acquisition, we owned 55% of the CP&J project. We expect the CP&J project, which is a major trading platform for pearls and jewelry in the PRC, to broaden our customer base.

Future Trends

Defaults in subprime mortgages triggered a global aversion to risk. In the face of economic uncertainty, our customers in the United States appeared to slow-down their purchasing decisions. As a result, the growth of net sales in the United States market slowed down in the second quarter compared with the first quarter. However, we do not expect this slowdown to spread to other regions. In the tradeshow of September 2007 held in Hong Kong, we received a positive response from customers of different regions.

We expect demand for luxury products to continue to increase along with continued improvement in global economic conditions. These factors should benefit our core business segment of South Sea pearls and assembled jewelry products.

We expect that the phase one of the CP&J project will be completed in 2008 as planned. The tenants of approximately 600 units which previously occupied the existing old jewelry market in Zhuji have agreed to move into our newly-built Zhuji’s jewelry city (“Jewelry City”), and will occupy approximately 30% of the total units of the Jewelry City. We expect it will help push forward the attraction of our market.

We expect our property development segment will continue to be one of our core businesses and will contribute sustainable growth.

Results of Operations

For the Six-Month Period Ended September 30, 2007 compared to the Six-Month Period Ended September 30, 2006.

Sales and Gross Profit

Net sales for the six months ended September 30, 2007 increased by HK$16.8 million, or 8.7% to HK$210.1 million, compared to net sales of HK$193.3 million for the six months ended September 30, 2006. The increase in net sales was mainly due to the increase in sales of assembled pearl and jewelry finished products by 19.0% and the increase in sales of South Sea pearls by 5.2% compared to the same period in 2006.

Gross profit for the six months ended September 30, 2007 increased by HK$13.5 million, or 22.7%, to HK$73.2 million, as compared to gross profit of HK$59.7 million for the six months ended September 30, 2006. As a percentage of net sales, gross profit margin increased by 4.0% to 34.9% for the six months ended September 30, 2007 from 30.9% for the six months ended September 30, 2006. The increase in gross profit margin was mainly attributable to a reduction in cost of sales.

Rental Income

Gross rental income for the six months ended September 30, 2007 increased by HK$0.7 million or 42.3% to HK$2.6 million from HK$1.9 million for the same period in 2006. The increase in gross rental income was mainly attributable to the increase in the occupancy rate of Man Sang Industrial City located in the PRC and the increase in the rentals for the properties in Hong Kong.

Selling, General and Administrative Expense ("SG&A expense")

SG&A expense for the six months ended September 30, 2007 was HK$49.1 million, consisting of HK$37.8 million attributable to pearl operations and HK$11.3 million attributable to the property development segment. SG&A expense for the six months ended September 30, 2007 increased approximately HK$10.4 million, or 26.8%, compared to SG&A expense of HK$38.7 million for the six months ended September 30, 2006, consisting of HK$38.7 million attributable to pearl operations and HK$nil attributable to the property development segment. The SG&A expense attributable to pearl operations increased by HK$7.7 million, excluding the reversal of provision for doubtful accounts of HK$5.0 million and the decrease in stock compensation expenses of HK$3.6 million recognized in the income statement for the six months ended September 30, 2007. This increase was primarily attributable to the increase in staff cost and selling expenses during the six months ended September 30, 2007.

As a percentage of net sales, SG&A expenses attributable to pearl operations decreased by 2.0% to 18.0% for the six months ended September 30, 2007 from 20.0% for the six months ended September 30, 2006.

Interest Income

Interest income increased by HK$4.7 million, or 114.5%, to HK$8.8 million for the six months ended September 30, 2007, as compared to that of HK$4.1 million for the six months ended September 30, 2006. The increase was principally due to higher cash balances at banks during the six months ended September 30, 2007.

Income Tax Expense

Income tax expense for the six months ended September 30, 2007 was HK$5.1 million, compared to HK$2.4 million for the six months ended September 30, 2006. The increase was due to the increase in taxable income generated for the six months ended September 30, 2007.

Net Income

Net income for the six months ended September 30, 2007 was HK$12.6 million, compared to net income of HK$9.8 million for the six months ended September 30, 2006. The increase was mainly attributable to the increase in gross profit and higher interest income.

Results of Operations

For the Three-Month Period Ended September 30, 2007 compared to the Three-Month Period Ended September 30, 2006.

Sales and Gross Profit

Net sales for the three months ended September 30, 2007 increased by HK$14.0 million, or 14.7%, to HK$109.4 million, as compared to HK$95.4 million for the three months ended September 30, 2006. The increase in net sales was mainly due to the increase in sales of assembled pearl and jewelry finished products by 24.7% and increase in sales of South Sea pearls by 7.7% compared to the same period in 2006.

Gross profit for the three months ended September 30, 2007 increased by HK$8.6 million, or 28.8%, to HK$38.2 million, compared to HK$29.6 million for the three months ended September 30, 2006. As a percentage of net sales, gross profit margin increased by 3.8% to 34.9% for the three months ended September 30, 2007, compared to gross profit margin of 31.1% for the three months ended September 30, 2006. The increase in gross profit margin was mainly attributable to a reduction in cost of sales.

Rental Income

Gross rental income for the three months ended September 30, 2007 increased by HK$0.5 million, or 51.5%, to HK$1.4 million from HK$0.9 million for the same period in 2006. The increase in gross rental income was mainly attributable to the increase in the occupancy rate of Man Sang Industrial City located in the PRC and the increase in the rentals for the properties in Hong Kong.

Selling, General and Administrative Expense ("SG&A expense")

SG&A expense was HK$32.1 million for the three months ended September 30, 2007, consisting of HK$24.4 million attributable to pearl operations and HK$7.7 million attributable to property development segment. SG&A expense for the three months ended September 30, 2007, increased by HK$14.4 million, or 81.6%, from HK$17.7 million for the three months ended September 30, 2006, consisting of HK$17.7 million attributable to pearl operations and HK$nil attributable to property development segment. The SG&A expense attributable to pearl operations increased by HK$7.3 million, excluding the decrease in stock compensation expenses of HK$0.6 million recognized in the income statement for the three months ended September 30, 2007. This increase was primarily attributable to the increase in staff cost and selling expense during the three months ended September 30, 2007.

As a percentage of net sales, SG&A expense attributable to pearl operations increased by 3.8% to 22.3% for the three months ended September 30, 2007 from 18.5% for the three months ended September 30, 2006.

Interest Income

Interest income increased by HK$3.6 million, or 176.6%, to HK$5.6 million for the three months ended September 30, 2007, compared to HK$2.0 million for the three months ended September 30, 2006. The increase was principally due to higher cash balances at banks during the three months ended September 30, 2007.

Income Tax Expense

Income tax expense for the three months ended September 30, 2007 was HK$2.9 million, compared to HK$1.3 million for the three months ended September 30, 2006. The increase in income tax expense was due to the increase in taxable income generated for the three months ended September 30, 2007.

Net Income

Net income for the three months ended September 30, 2007 was HK$3.7 million, compared to net income of HK$5.5 million for the three months ended September 30, 2006. The decrease in net income was mainly attributable to the increase in the outlay for the property development segment and the increase in the SG&A expenses, partially offset by the increase in gross profit and interest income.

Liquidity and Capital Resources

Our primary liquidity needs are funded by sales of inventory. As of September 30, 2007, we had working capital of HK$487.3 million, which included a cash balance of HK$572.1 million. The current ratio was 2.5 to 1 as of September 30, 2007. Net cash provided by operating activities was approximately HK$68.3 million for the six months ended September 30, 2007. Net cash used in investing activities for the six months ended September 30, 2007 was HK$80.5 million and net cash provided by financing activities was HK$295.8 million.

In July 2007, MSIL entered into a placing agreement to place 200 million existing shares of MSIL with institutional or professional investors at a price of HK$1.48 per placing share to raise approximately HK$296.0 million. In August 2007, we received HK$285.3 million in cash after deducting fees and expenses incurred in connection with the placing.

Inventories accounted for HK$31.3 million as of September 30, 2007. The inventory turnover period was 1.7 months, compared to 2.2 months for the same period in 2006.

Accounts receivable were HK$93.0 million as of September 30, 2007. Debtors' turnover period was 80.8 days, compared to 76.5 days for the same period in 2006.

Secured debt (including current portion) was HK$186.6 million as of September 30, 2007. The gearing ratio was 0.48. Secured debt consists of financing for the CP&J Project for property development. See “Part I – Item 1 – Notes to Condensed Financial statements – Note 11” for detailed debt information, including the weighted average interest rate and scheduled maturities.

We had available credit facilities of HK$351.6 million with various banks as of September 30, 2007. Such banking facilities include bank loan, letter of credit arrangements, import loans, overdrafts and other facilities. All such banking facilities bear interest at floating rates generally offered by banks in Hong Kong and the PRC, which are subject to periodic review.

As of September 30, 2007, we had utilized HK$186.6 million of these bank loans.

We believe that our existing cash and cash equivalents, cash generated from operations and borrowings available under our credit facilities will be sufficient to meet our anticipated future liquidity requirements.

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

Contractual Obligations

The following table sets forth information regarding our outstanding contractual and commercial commitments as of September 30, 2007:

	Payments due by period
Contractual obligations
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	HK$”000	HK$”000	HK$”000	HK$”000	HK$”000
Long-Term Debt Obligations	-	-	-	-	-
Capital Lease Obligations	237,146	219,087	18,059	-	-
Operating Lease Obligations	2,784	2,653	131	-	-
Purchase Obligations	-	-	-	-	-
Total	239,930	221,740	18,190	-	-

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

We denominate our sales in either US dollars or Hong Kong dollars. During the six months ended September 30, 2007, we made approximately 42.3% of our purchases in US dollars, and 40.3% in Hong Kong dollars and RMB combined. Since the Hong Kong Dollar remained "pegged" to the US dollar at a consistent rate, we feel that the exposure of our sales proceeds to foreign exchange fluctuations is minimal. Furthermore, the potential revaluation of the RMB will not be considered significant to our operations as we believe that the risk of a substantial fluctuation of the RMB exchange rate remains low. At September 30, 2007, we had bank borrowings of RMB180.0 million.

As most of our purchases are made in currencies that we believe have a low risk of appreciation or devaluation and our sales are made in US dollars, we have determined that our currency risk in the foreseeable future should not be material, and that no derivative contracts, such as forward contracts and options to hedge against foreign exchange fluctuations, were necessary during this quarter. As of September 30, 2007, we had no derivative contracts, such as forward contracts and options to hedge against foreign exchange fluctuations.

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

In connection with the evaluation described above, no new significant changes were identified in our internal controls over financial reporting during the fiscal quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no new legal proceedings initiated or material changes in legal proceedings previously disclosed in Item 3, "Legal Proceedings" of Man Sang Holdings, Inc.’s Annual Report on Form 10–K for the year ended March 31, 2007.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors previously disclosed in Item 1A, "Risk Factors" of Man Sang Holdings, Inc.’s Annual Report on Form 10–K for the year ended March 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On July 10, 2007, Man Sang International (B.V.I.) Limited (the “Vendor”), a wholly–owned subsidiary of Man Sang Holdings, Inc. (the “Registrant”), entered into a Placing Agreement (the “Placing Agreement”) with ICEA Securities Limited as the placing agent (the “Placing Agent”), whereby the Placing Agent agreed to place 200 million existing ordinary shares of MSIL, (the “Placing Shares”), representing approximately 19.93 percent of the existing issued share capital of MSIL as of July 10, 2007, with institutional or professional investors at a price of HK$1.48 per Placing Share (or approximately US$0.19) per share (the “Placing Price”) to raise approximately HK$296 million (or approximately US$38 million), before expenses (the “Placing”). The gross proceeds raised from the Placing were approximately HK$296 million, with net proceeds of approximately HK$285.3 million, representing the approximate dollar value of shares purchased after deducting fees and expenses of approximately HK$10.7 million in connection with the placing, for use for general working capital of MSIL and its subsidiaries.

The Placing Shares offered and sold in the private placement are not registered under the U.S. Securities Act of 1933 (the “Securities Act”), and therefore may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The offer and sale of the Placing Shares was made in reliance on the statutory exemption from registration in Section 4(2) of the Securities Act. The Vendor relied on this exemption based on the fact that (i) the Placing Agreement was executed in Hong Kong, pursuant to Hong Kong requirements, and (ii) the Vendor obtained representations from the Placing Agent that it would not offer, sell or deliver any Placing Shares in any country or jurisdiction except where such offer, sale or delivery would constitute a breach of any applicable laws and regulations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities with respect to any indebtedness of Man Sang Holdings, Inc. or any of its significant subsidiaries during the quarterly period ended September 30, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on August 1, 2007 in Tsimshatsui, Kowloon, Hong Kong, during which the following matters were submitted to a vote of shareholders:

1) Election of Directors

All six incumbent directors were re-elected without opposition to serve one-year terms in office. The results of this election were as follows:

Name of Director	For	Against	Abstentions
Cheng Chung Hing, Ricky	3,879,989 votes of common stockholders	None	71,364
	and 100,000 votes of preferred stockholders

Cheng Tai Po	3,879,864 votes of common stockholders	None	71,489
	and 100,000 votes of preferred stockholders

Hung Kwok Wing, Sonny	3,864,569 votes of common stockholders	None	86,784
	and 100,000 votes of preferred stockholders

Lai Chau Ming, Matthew	3,933,808 votes of common stockholders	None	17,545
	and 100,000 votes of preferred stockholders

Tsui King Chung, Francis	3,945,103 votes of common stockholders	None	6,250
	and 100,000 votes of preferred stockholders

Wong Gee Hang, Henry	3,945,103 votes of common stockholders	None	6,250
	and 100,000 votes of preferred stockholders

2) Adoption of Man Sang Holdings, Inc. 2007 Stock Option Plan

The adoption of Man Sang Holdings, Inc. 2007 Stock Option Plan was approved. The results of the shareholder vote were as follow:

	For	Against	Abstentions
Adoption of Man Sang Holdings,	3,925,329 votes of common stockholders	12,699	13,325
Inc. 2007 Stock Option Plan	and 100,000 votes of preferred stockholders

3) Ratification of Independent Auditors

The appointment of Grant Thornton as independent auditors for the fiscal year 2007 was ratified. The results of the shareholder vote were as follows:

	For	Against	Abstentions
Appointment of Grant Thornton	3,949,308 votes of common stockholders	2,025	20
as independent auditors	and 100,000 votes of preferred stockholders

ITEM 6 EXHIBITS

(A) Exhibits

3.1	Restated Articles of Incorporation including the Certificate of Designation, of the Series A Preferred Stock. (1)

3.2	Certificate of Designation of the Series B Preferred Stock. (2)

3.3	Amended and Restated Bylaws. (3)

3.4	Certificate of Amendment to Certificate of Designation of the Series A Preferred Stock. (4)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

(1)	Incorporated by reference to the Company's current report on Form 8-K dated January 8, 1996.

(2)	Incorporated by reference to the Company's registration statement on Form 8-A dated June 17, 1996.

(3)	Incorporated by reference to the Company’s quarterly report on Form 10-Q dated August 11, 2005.

(4)	Incorporated by reference to the Company’s current report on Form 8-K dated November 23, 2005.

(B) Reports on Form 8-K

A report on Form 8-K was filed on September 13, 2007 to announce sale of common stock of the Company by Cheng Chung Hing to DKR Soundshore Oasis Holding Fund Ltd.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAN SANG HOLDINGS, INC.

Date: November 13, 2007

	By:	/s/ CHENG Chung Hing, Ricky
CHENG Chung Hing, Ricky
Chairman of the Board, President,
Chief Executive Officer