Form 10-Q
period 2007-12-31
MAN SANG HOLDINGS INC
filed 2008-02-14
CIK 807630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007
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

     As of February 14, 2008, 6,382,582 shares of the Registrant's common stock were outstanding.

MAN SANG HOLDINGS, INC.
TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as at
	December 31, 2007 and March 31, 2007	F-1

	Condensed Consolidated Statements of Operations and
	Comprehensive Income for the Three and Nine Months Ended
	December 31, 2006 and 2007	F-3

	Condensed Consolidated Statements of Cash Flows for
	the Nine Months Ended December 31, 2006 and 2007	F-4

	Notes to Condensed Consolidated Financial Statements	F-6

ITEM 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	1

ITEM 3.	Quantitative and Qualitative Disclosures About
	Market Risk	7

ITEM 4.	Controls and Procedures	8

PART II - OTHER INFORMATION

ITEM 6.	Exhibits	9

SIGNATURES		10

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts expressed in thousands, except per share amounts)

	As at December 31, 2007		As at March 31, 2007
	US$	HK$	HK$
ASSETS
Current assets:
Cash and cash equivalents	73,421	572,682	296,969
Marketable securities	801	6,246	8,350
Accounts receivable, net of allowance for doubtful
accounts of HK$29,816 and HK$22,436 as of
December 31, 2007 and March 31, 2007, respectively	9,361	73,015	56,921
Inventories:
Raw materials	1,790	13,965	17,914
Work in progress	1,288	10,048	-
Finished goods	2,388	18,624	28,281
	5,466	42,637	46,195

Prepaid expenses	1,014	7,912	3,516
Deposits and other receivables, net of allowance for
doubtful accounts of HK$2,919 and HK$3,766 as of
December 31, 2007 and March 31, 2007, respectively	2,493	19,444	12,906
Properties under development for sale	9,799	76,429	-
Deposit on acquisition of land for development	6,244	48,705	-
Receivable for sales proceeds of a property	2,828	22,058	-
Other current assets	283	2,207	141
Income taxes receivable	111	867	1,620
Total current assets	111,821	872,202	426,618

Deferred tax assets	7	53	254

Property, plant and equipment	79,982	623,862	159,647
Accumulated depreciation	(7,976)	(62,211)	(54,976)
	72,006	561,651	104,671

Real estate investment	7,261	56,633	75,290
Accumulated depreciation	(1,485)	(11,579)	(14,311)
	5,776	45,054	60,979

Investment in and advance to affiliates	14	107	86,587
Goodwill	8,222	64,133	-

Total assets	197,846	1,543,200	679,109

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - continued
(Unaudited)
(Amounts expressed in thousands, except per share amount)

	As at December 31, 2007		As at March 31, 2007
	US$	HK$	HK$
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Secured debts – current portion	4,115	32,100	-
Accounts payable	2,920	22,776	19,776
Accrued payroll and employee benefits	1,278	9,972	8,428
Receipt in advance	35,406	276,163	-
Loan from minority interests	10,154	79,200	-
Other accrued liabilities	3,902	30,430	12,000
Income taxes payable	451	3,517	2,396
Total current liabilities	58,226	454,158	42,600

Deferred tax liabilities	525	4,094	2,290
Secured debts	17,833	139,100	-
Minority interests	71,239	555,668	313,860

Stockholders' equity:
Series A preferred stock, par value US$0.001	-	1	1
- authorized, issued and outstanding: 100,000 shares;
(entitled in liquidation to US$2,500 (HK$19,500))
Series B convertible preferred stock, par value US$0.001	-	-	-
- authorized: 100,000 shares; no shares outstanding
Common stock, par value US$0.001	6	49	49
- authorized: 31,250,000 shares;
issued and outstanding: 6,382,582 shares
as at December 31, 2007 and March 31, 2007, respectively
Additional paid-in capital	15,024	117,184	69,350
Retained earnings	33,655	262,508	245,686
Accumulated other comprehensive income	1,338	10,438	5,273
Total stockholders' equity	50,023	390,180	320,359
Total liabilities and stockholders' equity	197,846	1,543,200	679,109

See accompanying notes to condensed consolidated financial statements.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(Amounts expressed in thousands except per share amounts)

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2007		2006	2007		2006
	US$	HK$	HK$	US$	HK$	HK$
Net sales	13,925	108,616	106,780	40,856	318,675	300,112
Cost of goods sold	(9,566)	(74,614)	(83,061)	(27,109)	(211,450)	(216,736)
Gross profit	4,359	34,002	23,719	13,747	107,225	83,376
Rental income, gross	194	1,511	1,055	532	4,153	2,912
Expenses from real estate investment	(185)	(1,442)	(1,034)	(559)	(4,358)	(4,189)
	9	69	21	(27)	(205)	(1,277)
Selling, general and administrative expenses	(4,957)	(38,665)	(20,315)	(11,256)	(87,801)	(59,053)
Operating income	(589)	(4,594)	3,425	2,464	19,219	23,046
Non-operating items
- Interest income	707	5,511	2,328	1,833	14,294	6,423
- Other income	88	689	585	136	1,060	1,449
- Gain on sale of a real estate investment	1,344	10,485	-	1,344	10,485	-
- Realized gain on sale of marketable securities	-	-	4,769	289	2,257	4,769
Income before income taxes and minority interest	1,550	12,091	11,107	6,066	47,315	35,687
Income taxes	1	11	(1,290)	(650)	(5,067)	(3,705)
Income before minority interests	1,551	12,102	9,817	5,416	42,248	31,982
Minority interests	(1,009)	(7,873)	(5,603)	(3,259)	(25,426)	(17,936)
Net income	542	4,229	4,214	2,157	16,822	14,046
Other comprehensive income, net of taxes and
minority interests
- Foreign currency translation adjustments	287	2,238	1,720	660	5,148	2,036
- Unrealized holding gain on marketable
securities	9	72	(304)	50	390	(219)
- Reclassification adjustment for realized gain
upon sale of marketable securities
included in net income for the period	-	-	(1,034)	(48)	(374)	(1,034)
Other comprehensive income, net of taxes
and minority interests	296	2,310	382	662	5,164	783
Comprehensive income	838	6,539	4,596	2,819	21,986	14,829

Basic earnings per common share	0.08	0.65	0.65	0.33	2.59	2.17
Diluted earnings per common share	0.08	0.62	0.65	0.32	2.47	2.14
Weighted average number of shares of common
stock
- for basic earnings per share	6,382,582	6,382,582	6,382,582	6,382,582	6,382,582	6,382,582
- for diluted earnings per share	6,382,582	6,382,582	6,382,582	6,382,582	6,382,582	6,382,582

See accompanying notes to condensed consolidated financial statements

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31
(Unaudited)
(Amounts expressed in thousands)

	Nine Months Ended December 31,
	2007		2006
	US$	HK$	HK$
Cash flow from operating activities:
Net income	2,157	16,822	14,046
Adjustments to reconcile net income to net cash
provided by operating activities:
Bad debts provision	946	7,380	-
Inventory write-down	1,588	12,386	9,450
Stock-based compensation expense	165	1,290	5,224
Depreciation and amortization	1,024	7,987	6,147
Gain on sales of marketable securities	(289)	(2,257)	(4,769)
Gain on sale of real estate investment	(1,344)	(10,485)	-
Gain on sale of property, plant and equipment	(17)	(135)	(161)
Minority interests	3,260	25,426	17,936
Changes in operating assets and liabilities:
Accounts receivable	(3,009)	(23,474)	(24,920)
Inventories	(1,052)	(8,208)	16,230
Prepaid expenses	(560)	(4,365)	(1,733)
Deposits and other receivables	(362)	(2,822)	(1,031)
Other current assets	13	105	122
Income taxes receivable	97	753	519
Deferred tax assets	26	201	447
Accounts payable	380	2,961	3,849
Accrued payroll and employee benefits	140	1,092	(533)
Receipt in advance	23,962	186,900	-
Other accrued liabilities	584	4,552	(2,681)
Deferred tax liabilities	549	4,283	(53)
Income taxes payable	144	1,121	2,479
Net cash provided by operating activities	28,402	221,513	40,568

Cash flow from investing activities:
Purchase of property, plant and equipment	(39,248)	(306,132)	(4,814)
Purchase of marketable securities	(2)	(13)	-
Investment in and advance to affiliates	(14)	(107)	(84,746)
Deposit on acquisition of land held for development	(1,059)	(8,261)	-
Acquisition of 6% controlling interest in CP&J, net
of cash acquired	9,666	75,396	-
Net proceeds from disposal of property, plant and
equipment	17	135	772
Net proceeds from sale of real estate investment	377	2,942	-
Net proceeds from sales of marketable securities	545	4,250	9,405
Net cash used in investing activities	(29,718)	(231,790)	(79,383)

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31
(Unaudited)
(Amounts expressed in thousands)

	Nine Months Ended December 31,
	2007		2006
	US$	HK$	HK$
Cash flow from financing activities:
Net proceeds from issuance of common stock of a
listed subsidiary	37,227	290,370	-
Return of capital to stockholders	(4,630)	(36,112)	-
Repayment of secured debts	(2,744)	(21,400)	-
Increase in secured debts	5,267	41,084	-
Net cash provided by financing activities	35,120	273,942	-

Net increase (decrease) in cash and cash equivalents	33,804	263,665	(38,815)
Cash and cash equivalents at beginning of period	38,073	296,969	304,753
Exchange adjustments	1,544	12,048	3,427
Cash and cash equivalents at end of period	73,421	572,682	269,365

Supplementary disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest paid	1,194	9,313	-
Net income taxes refunded	(79)	(619)	(172)

See accompanying notes to condensed consolidated financial statements.

Man Sang Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 31, 2007
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

The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of Hong Kong dollar amounts into United States dollars are for convenience only and have been made at the rate of HK$7.8 to US$1, the approximate free rate of exchange as at December 31, 2007. Such translations should not be construed as representations that Hong Kong dollar amounts could be converted into United States dollars at that rate or any other rate.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning April 1, 2009 and will apply prospectively to business combinations completed on or after that date. While the Company has not yet evaluated this statement for the impact, if any, that SFAS 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after March 31, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning April 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial statements.

On April 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The first step is recognition, whereby a determination is made whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is to measure a tax position that meets the recognition threshold to determine the amount of benefit to recognize. The Company does not believe there are significant unrecognized tax benefits, and the adoption of FIN 48 does not result in material impact on the Company's position.

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

	Three Months Ended	Nine Months Ended
	December 31, 2006	December 31, 2006
	(HK$ in thousands)
Net income	4,214	14,046
Allocation of Series A preferred stock	(65)	(217)
Net income available to common stockholders,
adjusted	4,149	13,829
Stock options granted by a listed subsidiary	(22)	(173)
Net income available to common stockholders
including conversion	4,127	13,656

	No. of shares	No. of shares
Weighted average-shares outstanding	6,382,582	6,382,582

	HK$	HK$
Net earnings per share
Basic	0.65	2.17
Diluted	0.65	2.14

	Three Months Ended	Nine Months Ended
	December 31, 2007	December 31, 2007
	(HK$ in thousands)
Net income	4,229	16,822
Allocation of Series A preferred stock	(65)	(259)
Net income available to common stockholders,
adjusted	4,164	16,563
Stock options granted by a listed subsidiary	(175)	(782)
Net income available to common stockholders
including conversion	3,989	15,781

	No. of shares	No. of shares
Weighted average-shares outstanding	6,382,582	6,382,582

	HK$	HK$
Net earnings per share
Basic	0.65	2.59
Diluted	0.62	2.47

5. Disclosure of Geographic Information

All of the Company's sales of pearls are coordinated through its Hong Kong subsidiaries. The following is an analysis by destination:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2007	2006	2007	2006
	(HK$ in thousands)
Net Sales:
Hong Kong	9,109	5,665	27,888	19,995
Export:
North America	26,891	38,735	87,743	86,397
Europe	42,207	45,375	119,822	118,280
Other Asian countries	21,624	13,682	63,066	60,351
Others	8,785	3,323	20,156	15,089
	108,616	106,780	318,675	300,112

The Company operates primarily in one geographic area: Hong Kong and other regions of the People's Republic of China (“PRC”). The locations of the Company's identifiable assets are as follows:

	As at December 31,	As at March 31,
	2007	2007
	(HK$ in thousands)
Hong Kong	823,110	484,882
People’s Republic of China	720,090	194,227
	1,543,200	679,109

6. Disclosure of Major Customers

During the three months ended December 31, 2007, two customers accounted for 19.1% and 10.4% of total sales, respectively. During the nine months ended December 31, 2007, one customer accounted for 15.7% of total sales. During the three months ended December 31, 2006, two customers accounted for 20.4% and 11.5% of total sales, respectively. During the nine months ended December 31, 2006, one customer accounted for 17.3% of total sales. Generally, a substantial percentage of the Company's sales has been made to a small number of customers and is typically on an open account basis.

7. Segment Information

Reportable segment profit or loss and segment assets are disclosed as follows:

Reportable Segment Profit or Loss, and Segment Assets
	Three Months Ended,		Nine Months Ended,
	December 31		December 31
	2007	2006	2007	2006
	(HK$ in thousands)
Revenues from external
customers:
Pearls	108,616	106,780	318,675	300,112
Real estate investment	1,511	1,055	4,153	2,912
	110,127	107,835	322,828	303,024

Operating income (loss):
Pearls	1,658	3,404	37,040	24,323
Real estate investment	69	21	(205)	(1,277)
Property development	(6,321)	-	(17,616)	-
	(4,594)	3,425	19,219	23,046

Depreciation and amortization:
Pearls	1,767	1,622	5,183	4,291
Real estate investment	391	392	1,184	1,167
Property development	396	-	931	-
Corporate assets	230	230	689	689
	2,784	2,244	7,987	6,147

Capital expenditure for segment
assets:
Pearls	939	3,454	5,300	4,814
Real estate investment	-	-	-	-
Property development	145,083	-	300,832	-
	146,022	3,454	306,132	4,814

	As at	As at
	December 31,	March 31,
	2007	2007
	(HK$ in thousands)
Segment assets:
Pearls	712,451	572,466
Real estate investment	45,054	60,979
Property development	741,603	-
Corporate assets	44,092	45,664
	1,543,200	679,109

8. Common Stock and Stock Compensation Plans

A summary of the number of outstanding and exercisable options under the share option scheme adopted on August 2, 2002 by Man Sang International Limited, or MSIL, a subsidiary of the Company (the “Plan”), as at December 31, 2007, and changes during the period then ended is presented as follows:

		Exercise price with the
	Number of	weighted average exercise
	MSIL Options	price in parenthesis

Outstanding as at April 1, 2007	-
Granted	60,000,000	HK$0.253, HK$0.233 and HK$0.500
		(HK$0.267)
Exercised	(21,000,000)	HK$0.253 and HK$0.233 (HK$0.241)

Outstanding as at December 31, 2007	39,000,000	HK$0.253, HK$0.233 and HK$0.500
		(HK$0.281)

Exercisable as at December 31, 2007	34,000,000	HK$0.253 and HK$0.233 (HK$0.249)

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

During the period ended December 31, 2007, 8,000,000 and 13,000,000 stock options were exercised at prices of HK$0.253 and HK$0.233, respectively. As of December 31, 2007, 34,000,000 exercisable options and 5,000,000 non-vested stock options were outstanding under the Plan. The weighted average fair value of the options granted during the period was HK$0.10. As of December 31, 2007, the weighted average remaining contractual term of the option was 4.21 years. Stock-based compensation for the nine months ended December 31, 2007 and December 31, 2006 were HK$1.3 million and HK$5.2 million, respectively.

9. Acquisition and Investment in affiliates

On April 12, 2007, MSIL acquired an additional 6% interest in a project located in Zhuji, China (the “CP&J Project”) and an assignment of a loan under which we are obligated to pay an amount equivalent to approximately HK$10,560,000 for a total consideration of HK$60,000,000. As a result of this acquisition, the Company, through Smartest Man Holdings Limited, an indirect wholly-owned subsidiary of MSIL, indirectly owns 55% of the issued share capital of China Pearls and Jewellery City Holdings Limited, or CP&J, and a 55% interest in the CP&J Project. The results of operations of CP&J have been included in the consolidated financial statements since that date, under the purchase method of accounting according to Statement of Financial Accounting Standard No.141, Business Combinations.

Reconciliation of cash received for the acquisition of 6% controlling interest in CP&J
(HK$ in thousands)
Purchase price	(49,440)
Loan assignment	(10,560)
Cash received at time of acquisition	135,396
75,396

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

As at
April 12, 2007
(HK$ in thousands)
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

No revenue was contributed by CP&J acquired during the nine months ended December 31, 2007. A loss of approximately HK$7.2 million was included in the consolidated statement of operations of the Company for the period.

Unaudited pro forma results of operation for the nine months ended December 31, 2007 and 2006, are as follows. The amounts are shown as if the acquisition had occurred at the beginning of the period presented:-

		Nine Months Ended
		December 31,
		2007	2006
		(HK$ in thousands)
Pro forma revenues, including rental income		322,828	303,024
Pro forma net income		16,228	7,057
Earnings per share –	Basic pro forma	2.54	1.11
	Diluted pro forma	2.38	1.04

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as at the beginning of the periods presented, or the results that may occur in the future. Furthermore, the pro forma results do not give effect to all cost savings or incremental cost that may occur as a result of the integration and consolidation of the acquisition.

In addition, during the three months ended December 31, 2007, CP&J, a subsidiary of the Company, invested HK$107,000 to establish a property management service company. We are currently negotiating the service arrangements for this affiliate, and the affiliate has not yet begun operations.

10. Goodwill

The changes in carrying amount of goodwill for the period ended December 31, 2007 are as follows:

(HK$ in thousands)
Balance as at April 1, 2007	-
Goodwill acquired during the period	64,133
Balance as at December 31, 2007	64,133

11. Secured debt

As at December 31, 2007, secured debt consisted of the following:

(HK$ in thousands)
Secured debt, varying interest rates per annum from 6.8% to 7.7%,
due December 2008 to September 2010	171,200
Less : current portion	(32,100)
Long term debt	139,100

Secured debt generally requires monthly interest payments and repayment of principal when due. Secured debt is secured by guarantees or land under development in the PRC. As at December 31, 2007, the total gross book value of land securing the debt was HK$142.2 million. As at December 31, 2007, the secured debt bore interest at variable rates, and the weighted average interest rate was 7.02% per annum.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are, by their nature, subject to risks and uncertainties. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Form 10-Q are forward looking. Words such as “may,” "believes," “will,” "expect," "project," “estimate,” "intend," “anticipate,” “plan,” “continue” and similar expressions may identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to: our future performance, our expansion efforts, demand for our products; the state of economic conditions and our markets; currency and exchange rate fluctuations; and our ability to meet our liquidity requirements. These forward-looking statements are based on assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe to be appropriate in particular circumstances. However, whether actual results and developments will meet our expectations and predictions depend on a number of known and unknown risks and uncertainties and other factors, any or all of which could cause actual results, performance or achievements to differ materially from our expectations, whether expressed or implied by such forward-looking statements (which may relate to, among other things, the Company's sales, costs and expenses, income, inventory performance, and receivables). Primarily engaged in the processing and trading of pearls and pearl jewelry products, and in real estate investment, our ability to achieve our objectives and expectations are derived at least in part from assumptions regarding economic conditions, consumer tastes, and developments in our competitive environment. The following assumptions, among others, could materially affect the likelihood that we will achieve our objectives and expectations communicated through these forward-looking statements: (i) that low or negative growth in the economies or the financial markets of our customers, particularly in the United States and in Europe, will not occur and reduce discretionary spending on goods that might be perceived as "luxuries"; (ii) that the Hong Kong dollar will remain pegged to the U.S. dollar at US$1 to HK$7.8; (iii) that customer's choice of pearls vis-à-vis other precious stones and metals will not change adversely; (iv) that we will continue to obtain a stable supply of pearls in the quantities, of the quality and on terms we require; (v) that there will not be a substantial adverse change in the exchange relationship between the renminbi ("RMB") and the Hong Kong or U.S. dollar; (vi) that there will not be a substantial increase in the tax burdens of our subsidiaries operating in the People’s Republic of China; (vii) that there will not be a substantial change in climate and environmental conditions at the source regions of pearls that could have a material adverse effect on the supply and pricing of pearls; and (viii) that there will not be a substantial adverse change in the real estate market conditions in the People’s Republic of China and in Hong Kong. The following discussion of our results of operation, and liquidity and capital resources should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Form 10-Q and with our annual report on Form 10-K for the year ended March 31, 2007, which contains a further description of risks and uncertainties related to forward-looking statements, as well as other aspects of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as at the date of this report. We will not publicly release any revisions to these forward-looking statements after the date hereof. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.

Overview

We are one of the world’s largest purchasers and processors of saltwater cultured and freshwater cultured pearls. We are principally engaged in the purchasing, assembling, merchandising and wholesale distribution of pearls, pearl jewelry and other jewelry products. For the nine months ended December 31, 2007, net sales of the Company was HK$318.7 million, representing an increase of 6.2%, or HK$18.6 million, compared to HK$300.1 million for the same period in fiscal 2007. The increase in net sales was mainly due to the increase in net sales of South Sea pearls by 13.9% and increase in net sales of assembled pearl and jewelry products by 11.3%, when compared with the same period in 2006. Net sales in Europe and the United States were HK$119.8 million and HK$87.7 million, representing growth of 1.3% and 1.6%, respectively, when compared with the same period in fiscal 2007.

Gross profit margin improved by 5.8%, from 27.8% for the nine months ended December 31, 2006 to 33.6% for the nine months ended December 31, 2007. We have continued to make efforts to implement effective cost controls and enhance our production efficiency.

The Company is also organizing a grand opening event for the CP&J project, expected to launch in April 2008 as part of two major pearl trade events, the “China (International) Pearl Festival ” and “Xishi Cultured Festival ”, and aiming to both promote the culture and business of the pearl trade worldwide and to demonstrate the large scale and wide scope of the CP&J project.

Future Trends

Emerging weaknesses relating to recent developments in the subprime lending market in the United States and the impact of such developments on the United States economy may threaten market conditions in the United States and globally. Despite negative developments in the subprime lending market, we expect to meet expected growth estimates for the year. We are diversified geographically and are well-positioned to react to fluctuating market conditions. We therefore expect to maintain steady growth in our Pearls and Jewelry segment.

Reviewing the performance of the Phase One of the CP&J Project, many of the potential purchasers have signed up contracts for their preferred units. The market feedback has met our expectations. In this regard, the Company is taking a positive view on the contributions of the CP&J Project.

In response to concerns about China’s high growth rate in certain economic sectors, the PRC government has recently introduced a number of macroeconomic measures to tighten monetary control and slow economic growth to a more manageable level. These measures are designed to slow the rapid economic growth of the PRC’s economy in certain sectors to a more sustainable level by, among other things, curbing such sectors, including the property market. Despite the introduction of these measures, we expect our property development segment to remain one of our core businesses and to continue to contribute to our sustainable growth. Further, we do not believe the introduction of these measures will adversely impact the CP&J Project as this project involves the integration of numerous business sectors outside of real estate developments, including trading, exhibition, manufacturing and processing, business services and supporting facilities. Construction of the CP&J Project is progressing as scheduled and the management and staff expect to complete construction of the first phase of the CP&J Project by March 2008.

Results of Operations

The Nine-Month Period Ended December 31, 2007 compared to the Nine-Month Period Ended December 31, 2006.

Sales and Gross Profit

Net sales for the nine months ended December 31, 2007 increased by HK$18.6 million, or 6.2%, to HK$318.7 million, from net sales of HK$300.1 million for the nine months ended December 31, 2006. The increase in net sales was mainly due to the increase in net sales of South Sea pearls by 13.9% and increase in net sales of assembled pearl and jewelry products by 11.3%, compared with the same period in 2006.

Gross profit for the nine months ended December 31, 2007 increased by HK$23.8 million, or 28.6%, to HK$107.2 million from HK$83.4 million for the nine months ended December 31, 2006. As a percentage of net sales, gross profit margin increased by 5.8% to 33.6% for the nine months ended December 31, 2007, compared to 27.8% for the nine months ended December 31, 2006. The increase in gross profit margin was mainly attributable to a reduction in cost of sales.

Rental Income

Gross rental income for the nine months ended December 31, 2007 increased by HK$1.3 million, or 42.6%, to HK$4.2 million from HK$2.9 million for the nine months ended December 31, 2006. The increase in gross rental income was mainly attributable to the increase in the occupancy rate of Man Sang Industrial City located in the PRC and the increase in the rental rates of properties in Hong Kong.

Selling, General and Administrative Expense ("SG&A expense")

SG&A expense for the nine months ended December 31, 2007 was HK$87.8 million, consisting of HK$70.2 million attributable to pearl operations and HK$17.6 million attributable to property development operations. SG&A expense for the nine months ended December 31, 2007 increased by approximately HK$28.7 million, or 48.7%, from HK$59.1 million for the nine months ended December 31, 2006. SG&A expense for the nine months ended December 31, 2006 was wholly attributable to pearl operations. The increase in SG&A expense attributable to pearl operations was mainly due to an increase in allowance for doubtful debt of HK$7.4 million and an increase in staff cost and selling expense during the nine months ended December 31, 2007. This increase was partially offset by a HK$3.9 million reduction in stock compensation expense recognized.

As a percentage of net sales, SG&A expense attributable to pearl operations increased by 2.3%, to 22.0% for the nine months ended December 31, 2007, from 19.7% for the nine months ended December 31, 2006.

Interest Income

Interest income increased by HK$7.9 million, or 122.5%, to HK$14.3 million for the nine months ended December 31, 2007 from HK$6.4 million for the nine months ended December 31, 2006. The increase was principally due to higher cash balances at banks during the nine months ended December 31, 2007.

Income Tax Expense

Income tax expense for the nine months ended December 31, 2007 was HK$5.1 million, compared to the HK$3.7 million during the nine months ended December 31, 2006. The increase was due to the increase in deferred tax expenses for the nine months ended December 31, 2007.

Net Income

Net income for the nine months ended December 31, 2007 was HK$16.8 million, compared to net income of HK$14.0 million for the nine months ended December 31, 2006. The increase was mainly attributable to the increase in gross profit and higher interest income and gain on sale of a real estate investment, but partially offset by an increase in allowance for doubtful debt.

The Three-Month Period Ended December 31, 2007 compared to the Three-Month Period Ended December 31, 2006.

Sales and Gross Profit

Net sales for the three months ended December 31, 2007 increased by HK$1.8 million, or 1.7%, to HK$108.6 million from HK$106.8 million for the three months ended December 31, 2006. The increase in net sales was mainly due to the increase in net sales of South Sea pearls by 54.6%.

Gross profit for the three months ended December 31, 2007 increased by HK$10.3 million, or 43.4%, to HK$34.0 million from HK$23.7 million for the three months ended December 31, 2006. As a percentage of net sales, gross profit margin increased by 9.1% to 31.3% for the three months ended December 31, 2007 from 22.2% for the three months ended December 31, 2006. The increase in gross profit margin was mainly attributable to a reduction in cost of sales.

Rental Income

Gross rental income for the three months ended December 31, 2007 was approximately HK$1.5 million representing an increase of approximately HK$0.4 million, or 43.2%, compared to HK$1.1 million for the three months ended December 31, 2006. The increase in gross rental income was mainly attributable to the increase in the occupancy rate of Man Sang Industrial City located in the PRC and the increase in the rental of properties in Hong Kong.

SG&A expense

For the three months ended December 31, 2007, SG&A expense was HK$38.7 million, consisting of HK$32.4 million attributable to pearl operations and HK$6.3 million attributable to property development operations. SG&A expense increased by approximately HK$18.4 million, or 90.3%, from HK$20.3 million for the three months ended December 31, 2006, which was mainly attributable to pearl operations. The increase was mainly due to an increase in allowance for doubtful debt.

As a percentage of net sales, SG&A expense attributable to pearl operations increased by 10.8% to 29.8% for the three months ended December 31, 2007 from 19.0% for the three months ended December 31, 2006.

Interest Income

Interest income increased by HK$3.2 million, or 136.7%, to HK$5.5 million for the three months ended December 31, 2007 from HK$2.3 million for the three months ended December 31, 2006. The increase was principally due to higher cash balances at banks compared to the three months ended December 31, 2006.

Income Tax Expense

Income tax credit for the three months ended December 31, 2007 was HK$11,000, compared to income tax expense of HK$1.3 million for the three months ended December 31, 2006. The change from income tax expense to income tax credit was due to an decrease in taxable income during the three months ended December 31, 2007. This decrease was partially offset by an increase in deferred tax expense.

Net Income

Net income for the three months ended December 31, 2007 and 2006 were HK$4.2 million. Gross profit increased, and there was higher interest income and a gain on sale of a real estate investment in the three months ended December 31, 2007 compared to the three months ended December 31, 2006, but these increases were offset by an increase in allowance for doubtful debt and an increase in staff costs and selling expensesin the three months ended December 31, 2007.

Liquidity and Capital Resources

Our primary liquidity needs are funded by the collection of accounts receivable and sales of inventory. As of December 31, 2007, we had working capital of HK$418.0 million, which included cash balances of HK$572.7 million. Our current ratio was 1.9 to 1 as at December 31, 2007. Net cash provided by operating activities was approximately HK$221.5 million for the nine months ended December 31, 2007. Net cash used in investing activities for the nine months ended December 31, 2007 was HK$231.8 million and net cash provided by financing activities for the nine months ended December 31, 2007 was HK$273.9 million.

In July 2007, MSIL entered into a placing agreement to place 200 million existing shares of MSIL with institutional or professional investors at a price of HK$1.48 per placing share to raise approximately HK$296.0 million. In August 2007, we received HK$285.3 million in cash after deducting fees and expenses incurred in connection with the placing.

Inventories were HK$42.6 million as at December 31, 2007. The inventory turnover period was 1.9 months as at December 31, 2007, compared to 1.8 months as at December 31, 2006.

Accounts receivable were HK$73.0 million as at December 31, 2007. Debtors' turnover period was 62.7 days as at December 31, 2007, compared to 65.9 days as at December 31, 2006.

Secured debt (including current portion) was HK$171.2 million as at December 31, 2007. The gearing ratio was 0.44. Secured debt consists of financing for the CP&J Project for property development. See “Part I – Item 1 – Notes to Condensed Consolidated Financial statements – Note 11” for detailed debt information, including the weighted average interest rate and scheduled maturities.

We had available credit facilities of HK$386.2 million with various banks at December 31, 2007. Such banking facilities include letter of credit arrangements, import loans, overdraft and other facilities commonly used in the jewelry business. All such banking facilities bear interest at floating rates generally offered by banks in Hong Kong and are subject to periodic review.

As at December 31, 2007, we had utilized HK$171.2 million of these bank loans.

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

Contractual Obligations

The following table sets forth information regarding our outstanding contractual and commercial commitments as at December 31, 2007:

	Payments due by period
Contractual obligations
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	HK$”000	HK$”000	HK$”000	HK$”000	HK$”000
Long-Term Debts	171,200	32,100	139,100	-	-
Capital Commitments	162,362	144,461	17,901	-	-
Operating Lease Obligations	1,900	1,796	104	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities	-	-	-	-	-
Total	335,462	178,357	157,105	-	-

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As at December 31, 2007, we had no derivative contracts, such as forward contracts and options to hedge against foreign exchange fluctuations.

We denominate our sales in either U.S. dollars or Hong Kong dollars. During the nine months ended December 31, 2007, we made approximately 39.3% of our purchases in U.S. dollars and 39.6% of our purchases in Hong Kong dollars and RMB combined. Since the Hong Kong Dollar remained "pegged" to the U.S. dollar at a consistent rate, we feel that the exposure of our sales proceeds to foreign exchange fluctuations is minimal. Furthermore, the potential revaluation of the RMB will not be considered significant to our operations as we believe that the risk of a substantial fluctuation of the RMB exchange rate remains low. As at December 31, 2007, we have no short-term RMB bank borrowings.

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

We are exposed to interest rate risk resulting from fluctuations in interest rates. As at December 31, 2007, we had borrowed approximately HK$171.2 million under floating rate credit facilities. All such banking facilities bear interest at floating rates generally offered by banks in Hong Kong and the PRC and are subject to periodic review. Fluctuations in interest rates can lead to significant fluctuations in the fair value of our debt obligations. We closely monitor interest rate risk and consider using appropriate financial instruments to hedge any exposure. However, we do not currently use any derivative instruments to manage our interest rate risk. Given the relative price stability associated with the raw materials used in our products, we believe our commodity price risk should not be material.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities and Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)–15(e) under the Securities Exchange Act of 1934) as at December 31, 2007.

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

In connection with the evaluation described above, no new significant changes were identified in our internal controls over financial reporting during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 6. EXHIBITS

(A) Exhibits
3.1	Amended and Restated Bylaws of Man Sang Holdings, Inc., amended and effective as of December 14, 2007.
3.2	Restated Articles of Incorporation including the Certificate of Designation of Series A Preferred Stock. (1)
3.3	Certificate of Designation of the Series B Preferred Stock. (2)
3.4	Amended and Restated Bylaws. (3)
3.5	Certificate of Amendment to Certificate of Designation of the Series A Preferred Stock. (4)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

(1)	Incorporated by reference to the Company’s current report on Form 8-K dated January 8, 1996.
(2)	Incorporated by reference to the Company's registration statement on Form 8-A dated June 17, 1996.
(3)	Incorporated by reference to the Company's quarterly report on Form 10-Q dated August 11, 2005.
(4)	Incorporated by reference to the Company's current report on Form 8-K dated November 23, 2005.

(B) Reports on Form 8-K

(1)	A report on Form 8-K was filed on December 14, 2007 to announce approval by the Board of Directors of the Company of amendments to Article V, Sections 5.01 and 5.02 in the Company’s bylaws to comply with a new American Stock Exchange listing requirement that all listed companies become “Direct Registration System Eligible” by January 1, 2008.

(2)	A report on Form 8-K was filed on December January 8, 2008 to announce the resignation of Hung Kwok Wing, Sonny as Executive Director from the Board of Directors of the Company.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAN SANG HOLDINGS, INC.

Date: February 14, 2008

	By:	/s/ CHENG Chung Hing, Ricky
CHENG Chung Hing, Ricky
Chairman of the Board, President,
Chief Executive Officer