Form 10-K
period 2008-03-31
MAN SANG HOLDINGS INC
filed 2008-06-27
CIK 807630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File No. 33-10639-NY

MAN SANG HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

NEVADA	87-0539570
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Suite 2208-14, 22/F., Sun Life Tower, The Gateway,
15 Canton Road, Tsim Sha Tsui, Kowloon, Hong Kong
(Address of principal executive offices)

Registrant’s telephone number, including area code: (852) 2317 5300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange in Which Registered

Common stock, $0.01 par value per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $36,607,357 as of September 28, 2007, based upon the closing sale price as reported on the American Stock Exchange reported for such date.

As of June 26, 2008, the Registrant had 6,382,582 shares of its Common Stock issued and outstanding

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

The foundation of the group of companies comprising the Company and its subsidiaries (the “Group”) was laid in the early 1980’s when Cheng Chung Hing, Ricky formed Man Sang Trading Hong, a freshwater pearl trading company, and Cheng Tai Po formed Peking Pearls Company, a Japanese cultured pearl trading company. As the business of the Group developed, Man Sang Jewellery Company Limited (“MSJ”) and Peking Pearls Company Limited were formed in Hong Kong in 1988 and 1991, respectively, to continue the trading operations of the Group. Subsequently, the Group expanded its operations to include pearl processing with the establishment of Man Hing Industry Development (Shenzhen) Co., Ltd. (“Man Hing”) in 1992 to process and assemble freshwater pearls and Chinese cultured pearls, and Damei Pearls Jewellery Goods (Shenzhen) Co., Ltd. (“Damei”) in 1995 to assume and expand the Chinese cultured pearl processing operations of Man Hing. In view of the continuous expansion of the Chinese cultured pearls business, in December 1996, the Group established a subsidiary, Tangzhu Jewellery Goods (Shenzhen) Co., Ltd. (“Tangzhu”) in the PRC to specialize in the purchasing and processing of Chinese cultured pearls of larger sizes with diameters from 6mm and above and, to a lesser extent, in processing other cultured pearls. As a result, Damei started to concentrate on the purchasing and processing of cultured pearls of smaller sizes with diameters below 6mm. The business of purchasing and processing of Chinese freshwater pearls was also transferred from Man Hing to Tangzhu while Man Hing started to concentrate on the pearl jewelry assembling business.

During the period from April to July 1996, the Company, in reliance on Regulation S promulgated under the U.S. Securities Act of 1933, as amended, sold and issued 6,760 shares of Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”), for an aggregate purchase price of $6.76 million. All 6,760 shares of Series B Preferred Stock were converted into 5,223,838 shares of Common Stock, of which 5,219,448 shares were issued in fiscal year 1997 before a 1-for-4 reverse stock split which the Company effected in October 1996, and the balance of 4,390 shares of Common Stock issuable upon conversion of Series B Preferred Stock were issued as 1,098 shares of Common Stock (post reverse stock split) during fiscal year 1998.

      * Unless otherwise indicated as “Hong Kong dollars” or “HK$,” all financial information contained herein is presented in US dollars. The translations of Hong Kong dollar amounts into US dollars are for reference purpose only and have been made at the exchange rate of HK$7.80 for US$1, the approximate free rate of exchange at March 31, 2008. The Hong Kong dollar has been “pegged” to the US dollar since October 1983. The so-called “peg” is the Linked Exchange Rate System under which certificates of indebtedness issued by the Hong Kong Exchange Fund, which the three banks that issue the Hong Kong currency are required to hold as backing for the issue of Hong Kong dollar notes, are issued and redeemed against US dollars at a fixed exchange rate of HK$7.8 to US$1. In practice, therefore, any increase in note circulation is matched by a US dollar payment to the Exchange Fund, and any decrease in note circulation is matched by US dollar payment from the Exchange Fund. In the foreign exchange market, the exchange rate of Hong Kong dollar continues to be determined by forces of supply and demand. Against the fixed exchange rate for the issue and redemption of certificates of indebtedness, the market exchange rate generally stays close to the rate of HK$7.80 to US$1.

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

On August 12, 1998, at the 1998 Annual General Meeting of MSIL, MSIL’s shareholders approved a final dividend for the year ended March 31, 1998 of HK$0.03 per Share, settled by way of allotment of fully paid shares in the capital of MSIL (“Scrip Shares”) with a cash option (“Scrip Dividend Scheme”). Man Sang BVI elected to receive part of its final dividend in cash and part of it in 10,000,000 Scrip Shares. As some of MSIL’s shareholders elected to receive cash dividend and some elected Scrip Shares, a total of 11,963,456 Scrip Shares were allotted on October 8, 1998. After the allotment, Man Sang BVI legally and beneficially owns approximately 73.28% of MSIL, or 355 million Shares.

On August 2, 1999, at the 1999 Annual General Meeting of MSIL, MSIL’s shareholders approved (i) a final dividend for the year ended March 31, 1999 in the amount of HK$0.01 per share; and (ii) a “Bonus Issue of Warrants” (i.e. a distribution of warrants (each a “Bonus Warrant”)) to MSIL’s shareholders on the basis of 1 Bonus Warrant for every 5 Shares of MSIL held on August 2, 1999. Pursuant to such shareholder approval, MSIL paid a cash dividend of HK$4,844,635.06 to its shareholders on September 7, 1999. Each Bonus Warrant entitles the holder thereof to subscribe in cash at an initial subscription price of HK$0.40 per Share (subject to adjustment), and is exercisable at any time from September 14, 1999 to September 13, 2001, both dates inclusive. 45,603 Shares were issued in fiscal year 2000 upon exercise of the Bonus Warrants; all other Bonus Warrants expired without exercise.

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

On April 12, 2007, MSIL indirectly acquired additional 6.0% interest in the Zhuji project at a consideration of HK$60,000,000, including an assignment of loan in an amount equivalent to approximately HK$10,560,000. As a result of such acquisition, the Company, through Smartest Man Holdings Limited, an indirect wholly-owned subsidiary of MSIL, currently indirectly owns 55.0% of the issued and outstanding share capital of China Pearls and Jewellery City Holdings Limited (which has become a subsidiary of MSIL), and therefore 55.0% interest in the Zhuji project.

1  On July 22, 2005, the Company effected a five-for-four stock split of the Company’s Common Stock, effective August 5, 2005. Accordingly, such number or price of shares of the Company’s Common Stock has not been adjusted for the five-for-four stock split.

On April 18, 2008, MSIL organized a grand opening event for the Zhuji project as part of two major pearl trade events, the “China (International) Pearl Festival” and “Xishi Culture Festival,” aiming to both promote the culture and business of the pearl trade worldwide and to demonstrate the large scale and wide scope of the Zhuji project.

In order to facilitate the growth in existing operations and expansion into processing operations, and to diversify its revenues, in 1991, the Group commenced construction of 24 buildings in an industrial facility in Shenzhen, the PRC (“Man Sang Industrial City”) for use in pearl processing and corporate administration (5 buildings) and for lease to third party industrial users (19 buildings). During fiscal year 2005, 2 additional buildings which comprised of living quarters were completed. During fiscal year 2006, one additional factory building was completed. See “Item 1 — Business — Real Estate Leasing Operations” and “Item 2 — Properties.”

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

The PRC is a major supplier of freshwater pearls. In addition to the traditional smaller freshwater pearls ranging in size from 5mm to 7mm, there is a supply of high quality freshwater pearls ranging in size from 8mm to 15mm. These larger freshwater pearls contribute a higher gross profit margin than the traditional smaller freshwater pearls due to the fact that larger freshwater pearls take longer to cultivate, are in shorter supply than the traditional smaller freshwater pearls and may therefore be sold at higher prices.

The PRC has emerged as a major supplier of cultured pearls, ranging in size from 5mm to 8mm. Since 1996, Japan has been losing its long held dominance in the cultured pearl industry due to poor harvests of Japanese cultured pearls. Meanwhile, Chinese cultured pearls have been improving in quality and have been competitively priced. Presently, the Company no longer focuses on this market because we consider its potential growth and profit margin to be relatively unattractive.

Tahitian pearls are sourced from French Polynesia and the Cook Islands, while South Sea pearls are sourced mainly from Australia, Papua New Guinea, Indonesia and the Philippines. These pearls are generally more expensive and are considered superior in quality compared to either Japanese or Chinese cultured pearls. As a result, Japanese and Chinese cultured pearls cannot be easily substituted for Tahitian pearls and South Sea pearls.

Products

We presently offer six product lines: Freshwater pearls; Chinese / Japanese cultured pearls; South Sea pearls and Tahitian pearls; Pearl jewelry; and Other jewelry products. Freshwater pearls are available in a variety of shapes and sizes. The most commonly available sizes range from 2mm to 8mm, which are generally less expensive in price than cultured pearls with wholesale prices typically ranging from $2 to $300 per 16 inch strand depending on size, grade and shape. However, since 1998, larger size freshwater pearls are available in the market ranging from 8mm to 10mm, or even sometimes up to 15mm, and the price for the larger size freshwater pearls can reach up to $1,000 per 16 inch strand depending on size, grade and shape. Saltwater cultured pearls generally are round in shape and range in size from 5mm to 18mm. South Sea and Tahitian pearls are considered to be the highest quality saltwater cultured pearls and typically the largest and most expensive followed by Japanese cultured pearls and Chinese cultured pearls. Wholesale prices of cultured pearls typically range from $13 to $70,000 per 16-inch strand.

The following table illustrates by pearl category the typical range of size and wholesale price of cultured pearls we sell, with price variations within each category reflecting size and qualitative differences:

	Size	Price/16 Inch Strand
	mm	$

Freshwater pearls	2 - 13	2 - 1,000
Chinese cultured pearls	5 - 7.5	10 - 400
Japanese cultured pearls	7 - 10	100 - 2,000
Tahitian pearls	8 - 16	120 - 15,000
South Sea pearls	8 - 18	300 - 70,000

We also offer fully assembled pearl and other jewelry, including necklaces, earrings, rings, pendants, brooches, bracelets, cufflinks, and similar miscellaneous pearl and other products. For the three years ended March 31, 2008, freshwater pearls, cultured pearls and non-pearl jewelry products sales as a percentage of our net sales were as follows:

	Freshwater		Cultured		Non-pearl
	Loose and	Assembled	Loose and	Assembled	Assembled
	Strands	Pearl Jewelry	Strands	Pearl Jewelry	Jewelry
	%	%	%	%	%

2008	4.7	27.0	38.4	18.6	11.4
2007	6.7	26.0	41.7	17.4	8.2
2006	10.3	22.0	42.9	9.3	14.3

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

Our purchases of pearls are conducted by our full-time, well-trained and experienced purchasing staff from our offices in Hong Kong and Shenzhen in the PRC. The purchasing staff maintains regular contacts with pearl farms and other suppliers in the PRC, Japan, Hong Kong, Philippines and Tahiti, enabling us to buy directly from farmers whenever possible, to secure the best prices available for pearls and to gain access to a larger quantity of pearls. Our management and purchasing staff meet regularly to assess existing and anticipated pearl demand. The purchasing staff in turn inspects and purchases pearls in the quantities and of the quality and nature necessary to meet existing and estimated demand.

We have no long-term purchase contracts, and instead negotiate the purchase of pearls on an as-needed basis to correspond with expected demand. While we constantly seek to capitalize on volume purchasing and relationships with farmers and suppliers to secure the best pricing and quality when purchasing pearls and other jewelry raw materials, we generally purchase raw materials from suppliers at approximately prevailing market prices. We believe that there are numerous alternate supply sources and that the termination of our relationship with any of our existing sources would not materially adversely affect us. To date, we have not experienced any significant difficulty in purchasing raw materials.

In fiscal year 2008, our five largest suppliers accounted for approximately 47.1% (2007: 51.9%) of our total purchases, with the largest supplier accounting for approximately 16.2% (2007: 16.3%) of our total purchases.

In fiscal year 2008, approximately 27.6% of our purchases were made in Hong Kong dollars, with the remaining amount settled in United States dollars, French Polynesian francs, Renminbi or Japanese Yen. It is our policy not to enter into derivative contracts such as forward contracts and options, unless we consider it necessary to hedge against foreign exchange fluctuations. No such derivative contract was entered into during fiscal year 2008.

Processing and Assembly

Pearl processing and assembly are conducted at our facilities in Shenzhen, PRC. Freshwater pearl processing and assembly operations presently occupy approximately 17,007 square feet and employ 181 workers while jewelry production and assembly operations occupy approximately 51,624 square feet and employ 600 workers. The average compensation per factory worker is HK$1,741 per month while average supervisory compensation is HK$2,645 per month.

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

Where appropriate, the processed pearls are then incorporated into finished jewelry products. Assembly and finishing may include the addition of clasps, decorative jewelry pieces, or other specialty work requested by the customers to produce finished jewelry pieces.

We presently have facilities and pearl processing personnel to produce approximately 25,000 kg (2007: 29,000 kg) of freshwater pearls and 3,000 kg (2006: 10,000 kg) of cultured pearls annually. Fiscal year 2008 production totaled approximately 18,000 kg of freshwater pearls and 2,631 kg of cultured pearls, compared to the production of 21,000 kg of freshwater pearls and 2,351 kg of cultured pearls in fiscal year 2007. We presently also have adequate assembly and finishing personnel and facilities to produce approximately 1.6 million pieces (2007: 1.8 million pieces) of finished jewelry annually. The production of finished jewelry totaled approximately 1.3 million pieces (2007: 1.3 million pieces) in fiscal year 2008.

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

Our marketing and sales staff maintains on-going communications with a broad range of jewelry distributors, manufacturers and retailers worldwide to assure that customers’ pearls and jewelry requirements are fully satisfied. Our marketing and sales staff regularly visits all major pearl markets and jewelry trade shows to display products, establish contacts with potential customers and evaluate market trends. Apart from attending trade shows and servicing customers, our marketing and sales force principally operates from our headquarters in Hong Kong, where buyers personally visit and inspect our products and place orders. As part of our marketing efforts, we have established Internet web pages (www.man-sang.com) to market our products. In addition, we have increased our efforts to market pearls and jewelry products to customers in Europe and North America.

Customers

Our customers consist principally of wholesale distributors and mass merchandisers in Europe, the United States, Hong Kong and other Asian countries. For fiscal year 2008, one of our customers accounted for more than 10.0% of our total sales, and our five largest customers accounted for approximately 41.9% (2007:

41.1%), with the largest customer accounting for approximately 16.3% (2007: 16.0%) of our total sales. As of March 31, 2008, we had approximately 900 customers. We have no long-term contract with customers. Most of our customers have been in business with us for a number of years. We do not believe that the loss of any one customer will have a material adverse effect on our financial condition or results of operations.

Our policy is to denominate predominantly all our sales in either U.S. dollars or Hong Kong dollars. Since the Hong Kong dollar remained “pegged” to the U.S. dollar throughout fiscal year 2008, our sales proceeds have thus far had minimal exposure to foreign exchange fluctuations.

The following table sets forth by region and by product our net sales for the periods indicated:

	Fiscal Year Ended March 31,
	2008			2007			2006
	(HK$ in thousands, except for percentages)

Cultured Pearls
North America	HK$	39,806	9.8%	HK$	47,616	12.0%	HK$	46,460	12.3%
Europe		26,554	6.6		28,121	7.1		27,938	7.4
Hong Kong		22,442	5.5		22,462	5.6		29,701	7.8
Other Asian countries		58,032	14.3		58,681	14.7		49,941	13.2
Others		8,281	2.1		6,325	1.6		8,517	2.3

Sub-total	HK$	155,115	38.3%	HK$	163,205	41.0%	HK$	162,557	43.0%

Freshwater Pearls
North America	HK$	3,389	0.8%	HK$	3,569	0.9%	HK$	5,611	1.5%
Europe		4,496	1.1		7,188	1.8		9,814	2.6
Hong Kong		1,639	0.4		2,296	0.6		2,666	0.7
Other Asian countries		12,430	3.1		13,969	3.5		18,068	4.7
Others		2,199	0.6		1,194	0.3		2,762	0.7

Sub-total	HK$	24,153	6.0%	HK$	28,216	7.1%	HK$	38,921	10.2%

Assembled Jewelry
North America	HK$	60,990	15.0%	HK$	62,891	15.8%	HK$	57,396	15.2%
Europe		137,566	33.9		119,706	30.1		95,717	25.3
Hong Kong		2,767	0.7		5,171	1.3		6,069	1.6
Other Asian countries		8,453	2.1		6,653	1.6		9,085	2.4
Others		16,400	4.0		12,437	3.1		8,552	2.3

Sub-total	HK$	226,176	55.7%	HK$	206,858	51.9%	HK$	176,819	46.8%

Total	HK$	405,444	100.0%	HK$	398,279	100.0%	HK$	378,297	100.0%

A majority of sales (by dollar amount) in Hong Kong is for re-export to North America, Europe and other Asian countries.

Intellectual Property

As of March 31, 2008, we owned 56 trademarks in 14 jurisdictions. We primarily use our trademarks for our pearl and jewelry products. We believe our trademarks are important to the competitiveness of our business. We therefore take all appropriate actions to register and protect these trademarks in the jurisdictions in which we are active. As of March 31, 2008, we are not aware of any infringements against our trademarks. A substantial majority of our trademarks may be renewed after their expiration dates an indefinite number of times.

Man Sang Innovations Limited, an indirect subsidiary of the Company, owns 13 registered trademarks in Hong Kong. The validity periods of these registered trademarks will expire between December 3, 2008 and January 19, 2017. In addition, it owns a registered trademark in each of New Zealand, Macau, Australia,

Switzerland, Thailand, Indonesia, South Korea, Japan, Mexico, Taiwan, Brazil and European Union for its pearl and jewelry products. The validity periods of these registered trademarks will expire between March 15, 2009 and April 24, 2017 (there is no expiry date for the registered trademarks in South Korea and Japan).

Man Sang Jewellery Company Limited, an indirect subsidiary of the Company, owns six registered trademarks in Hong Kong. The validity periods of these registered trademarks will expire between December 3, 2008 and May 16, 2016. In addition, it owns a registered trademark in each of Switzerland, Thailand, Japan, South Korea, Taiwan and European Union for its pearl and jewelry products. The validity periods of these registered trademarks will expire between March 7, 2012 and May 31, 2013 (there is no expiry date for the registered trademarks in South Korea).

Arcadia Jewellery Limited, an indirect subsidiary of the Company, owns four registered trademarks in Hong Kong. The validity periods of these registered trademarks will expire between November 19, 2009 and January 22, 2010.

Man Hing Industry Development (Shenzhen) Co., Ltd., an indirect subsidiary of the Company, owns 16 registered trademarks in the PRC. The validity periods of these registered trademarks will expire between January 27, 2013 and May 6, 2015.

Seasonality

Our sales are seasonal in nature and past experience indicates that this seasonality will continue in the future. The bulk of our sales occur during the months of March, June and September (during major international jewelry trade shows held in Hong Kong in these three months). Accordingly, the results of any interim period are not necessarily indicative of the results that might be expected during a full year.

The following table sets forth our unaudited net sales for the fiscal years indicated:

	Fiscal Year Ended March 31,
	2008			2007			2006
	(HK$ in thousands, except for percentages)

First Quarter	HK$	100,652	24.8%	HK$	97,937	27.5%	HK$	104,158	24.0%
Second Quarter		109,407	27.0		95,395	28.5		107,709	26.2
Third Quarter		108,616	26.8		106,780	23.8		90,174	26.5
Fourth Quarter		86,769	21.4		98,167	20.2		76,256	23.3

Total	HK$	405,444	100.0%	HK$	398,279	100.0%	HK$	378,297	100.0%

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

We believe that we are competitive in the industry because of our advanced pearl processing and bleaching techniques, and processing facilities in the PRC which allow us to process pearls at a cost that is lower than many of our competitors and because we are a leading purchaser and distributor of Chinese cultured pearls. In addition, we provide one-stop shopping convenience to customers and have historically maintained a close relationship with our customers. Therefore, although competition is intense, we believe that we are well positioned in the pearl industry.

However, in a highly competitive industry where many competitors have substantially greater technical, financial and marketing resources than us, new competitors may enter into the market and customer preferences may change unpredictably, and there can be no assurance that we will remain competitive.

Real Estate Development and Investment

The Company operates real estate development and investment in two areas:

•	Real estate in Man Hing, an industrial complex (“Man Sang Industrial City”) located in Gong Ming Zhen, Shenzhen Special Economic Zone, PRC with a total site area of approximately 470,000 square feet.

•	Real estate in China Pearl and Jewellery City (“CP&J City”), a market center with various supporting facilities, including manufacturing, processing, exhibition, hotel and residential facilities, among others, having a total gross floor area of approximately 1.2 million square meters, located in Shanxiahu, Zhuji, Zhejiang Province, PRC.

Real Estate in Shenzhen

Facilities

In connection with our expansion into pearl processing and assembling operations, we acquired land use rights with respect to, and constructed, an industrial complex (“Man Sang Industrial City”) located in Gong Ming Zhen, Shenzhen Special Economic Zone, PRC in September 1991. The land use rights, for a total site area of approximately 470,000 square feet, for Man Sang Industrial City have a duration of 50 years starting from September 1, 1991. We paid approximately HK$3.4 million for acquiring the land use rights relating to Man Sang Industrial City and for the costs of constructing the facility.

As of March 31, 2008, Man Sang Industrial City consisted of 27 completed buildings encompassing a total gross floor area of approximately 813,000 square feet. Of the 27 completed buildings in Man Sang Industrial City, 18 buildings are rental properties, and the remaining 9 buildings are for the Company’s own use. In addition to factories, dormitories and shops, Man Sang Industrial City has green zones, playgrounds and other amenities typically offered in industrial/living complexes in the PRC.

Leasing and Management

During fiscal year 2008, we utilized 9 buildings in Man Sang Industrial City for pearl processing, pearl and jewelry assembly, administration, and staff accommodation. The remaining facilities were leased to third party industrial users, primarily foreign investors and non-polluting light industry.

During fiscal year 2008, we employed a staff of 19 persons to provide required management, leasing, maintenance and security for Man Sang Industrial City.

As of March 31, 2008, the 18 buildings in Man Sang Industrial City, excluding the 9 buildings utilized for our pearl operations, were used for leasing purposes to independent third parties and industrial users not connected with us. Such facilities are typically offered under leases ranging in duration from 1 to 3 years. The gross rental income from Man Sang Industrial City for fiscal year 2008 was approximately HK$4.9 million compared to approximately HK$3.6 million for fiscal year 2007. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Year Ended March 31, 2008 Compared to Year Ended March 31, 2007 — Rental Income.”

Real Estate in Hong Kong

We own rental properties in Hong Kong (“Hong Kong Rental Properties”) which were leased to independent third parties. The Hong Kong Rental Properties consist of the following properties:

•	2,643 square feet on the 17th Floor and car parking space No. 16 on the 2nd Floor of Silvercrest, No. 24 Macdonnell Road, Midlevels, Hong Kong. We entered into a tenancy agreement for a term of two years starting from October 24, 2006 at a rental of HK$61,000 per month. We sold the property for HK$25.0 million in December

2007. Total rental income for this property prior to the date of sale was approximately HK$545,000 for fiscal year 2008 and approximately HK$576,000 for fiscal year 2007. See “Item 2 — Properties — Hong Kong.”

•	Parking space No. 3 on Floor L3 of Valverde, 11 May Road, Hong Kong. This parking space has been vacant since January 2006. See “Item 2 — Properties — Hong Kong.”

•	1,063 square feet at Flat A on 33rd Floor, Valverde, 11 May Road, Hong Kong. This property has been vacant since January 2006. See “Item 2 — Properties — Hong Kong.”

•	957 square feet at Room 407, Wing Tuck Commercial Centre, 177-183 Wing Lok Street, Sheung Wan, Hong Kong. We entered into a tenancy agreement for a term of three years starting from September 22, 2005 at a rental of HK$7,000 per month. Total rental income was approximately HK$32,900 for fiscal year 2008 and approximately HK$84,000 for fiscal year 2007. This property has been vacant since September 2007, when our previous tenant vacated the premises. See “Item 2 — Properties — Hong Kong”

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

Real Estate in Zhuji

Market

As an extension to our core pearl and jewelry business, we are in the process of developing a market center in Shanxiahu, Zhuji, Zhejiang Province, the PRC as a wholesale trade platform for pearls and jewelry. Zhuji is regarded as one of China’s pearl capitals and has a long history in pearl production and trade. Zhuji is commonly recognized as one of the largest freshwater raw pearl distribution centers and one of the largest sources of farmed freshwater pearls, in terms of volume produced, in the PRC. Recognizing Zhuji’s status as one of China’s centers for pearl production and trade, we have developed a market center, CP&J City, which also has supporting facilities, with a view to provide a “one-stop” service, including manufacturing, processing, exhibition, sales and logistics solutions for both domestic and foreign wholesale pearls and jewelry traders in the PRC.

Product and Services

The total site area of CP&J City is approximately 1.2 million square meters. We expect to complete phase one construction of CP&J City in the first half of 2009. Upon its completion, we expect phase one of CP&J City to comprise two blocks of market centers with a number of shops and booths, a convention and exhibition center, hotels and apartments, office and multi-functional buildings, a residential district area, factory blocks, a research and development center and a high-tech industrial park. As of March 31, 2008, we have incurred development costs (including costs to obtain necessary land use rights, construction costs and capitalized finance costs) of approximately $123.8 million for the construction of phase one of CP&J City. We estimate that we will incur approximately $135.0 million in additional development costs for completion of phase one of CP&J City.

Phase one of CP&J City development comprises a market center, four blocks of manufacturing and processing areas, residential areas and multi-complex buildings. In March 2008, we completed construction of a market center which includes a total of 2,380 units (including 1,252 shop units and 1,128 booths), covering a total gross floor area of approximately 130,286 square meters. As of March 31, 2008, we had sold shop units covering a gross floor area of approximately 16,279 square meters, representing approximately 32% of the total planned saleable area of the project (51,361 square meters), and had leased shop and booth units covering a gross floor area of approximately 15,521 square meters, representing approximately 20% of the total leaseable gross floor area of the project (78,926 square meters). Tenants of CP&J City are primarily pearl, jewelry and jewelry-related product traders from domestic and foreign countries.

We plan to complete construction of CP&J City within three years, at which time we expect it to be one of the world’s largest and most up-to-date pearl and jewelry trading platforms, offering one-stop service, including manufacturing, processing, exhibition, sales and world-class logistics solutions in the pearl and jewelry industry.

Competition

Presently, we are not aware of any competitors who offer comparable services on the size and scale of CP&J City. However, smaller regional competitors include the Weitang Pearl Trade Center in Jiangsu Province.

Research and Development

Research and development has not historically played an important role in our operations. We did not have any material research and development expenditures for fiscal years 2007 and 2008.

Government Regulation of our Products and Services

We believe that we currently hold all required government approvals and certifications relating to the products and services we offer. We are committed to maintaining these approvals and certifications and apply stringent quality requirements in this regard.

We are subject to extensive government regulation in the PRC, including (i) regulations relating to foreign investment, which the PRC has been gradually relaxing since the 1990s; (ii) regulations relating to foreign currency exchange, which restrict our ability to convert Renminbi for capital account payments, such as direct investment, loans or investments in securities outside the PRC unless prior approval is obtained from the State Administration of Foreign Exchange; (iii) regulations relating to dividend distribution, which require us to set aside a percentage of our after-tax income each year for employee bonus and welfare funds and may restrict our ability to pay dividends out of our accumulated profits, if any; and (iv) tax regulations applicable to foreign investment enterprises, which, as of 2008, impose a uniform tax rate of 25% on all enterprises incorporated or resident in China, which may significantly increase our income tax liability in the future.

In addition, as a property developer, we are subject to a number of measures and regulations recently introduced by the PRC Government to restrict the ability of property developers to raise capital through external financing and other methods. Among other restrictions, these measures (i) restrict the ability of PRC banks to extend loans to property development companies; (ii) restrict the ability of property development companies to distribute funds downstream in the form of shareholders loans; and (iii) impose elevated registered capital requirements on foreign investment real estate enterprises.

Environmental Quality

We believe we are in material compliance with existing environmental standards relating to our business. We believe our manufacturing processes do not generate excess levels of noise, wastewater, gaseous wastes or other industrial wastes and we have adopted internal policies to ensure that our manufacturing processes are in compliance with relevant environmental laws and regulations. Our operations have not been subject to payment of material fines or penalties for violations of environmental regulations. Due to the relatively low impact of our operations on the environment, our environmental compliance costs were approximately HK$85,000 and HK$74,000 for fiscal years 2007 and 2008, respectively.

Employees

As of April 30, 2008, we had 1,143 full-time employees. No employee is governed by a collective bargaining agreement and we consider our relations with our employees to be satisfactory. The following table sets forth a breakdown of employees by function and according to geographic region.

	Hong Kong	PRC	Total

Senior management	5	7	12
Marketing and sales	26	38	64
Purchasing	2	1	3
Finance and accounting	15	17	32
Processing and logistics	16	840	856
Human resources and administration	12	51	63
Real estate leasing	—	19	19
Property development	—	85	85
Information technology	5	4	9

Total	81	1,062	1,143

Segment Information

The following table sets forth a breakdown of revenues, depreciation and amortization, operating income, capital expenditures and assets by our reportable segments for the periods indicated.

	Fiscal Year Ended March 31,
	2008		2007		2006
			(HK$ in thousands)

Revenues from external customers
Pearls	HK$	405,444	HK$	398,279	HK$	378,297
Real estate		235,049		4,225		3,362

		640,493		402,504		381,659

Depreciation and amortization
Pearls		6,440		5,820		5,361
Real estate		4,211		1,561		1,323
Corporate assets		918		918		918

		11,569		8,299		7,602

Operating income
Pearls		39,824		28,565		35,443
Real estate		124,088		(1,663)		(3,440)

		163,912		26,902		32,003

Capital expenditures
Pearls		6,881		8,929		4,657
Real estate		466,147		—		2,085

		473,028		8,929		6,742

Segment assets
Pearls		648,480		572,467		487,925
Real estate		1,090,346		60,979		62,838
Corporate assets		42,811		45,664		58,012

	HK$	1,781,637	HK$	679,110	HK$	608,775

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding Man Sang Holdings, Inc. and other companies that file materials with the SEC electronically. You may also obtain copies of our annual reports on Form 10-K, Forms 10-Q and Forms 8-K, free of charge on the Company’s website at www.man-sang.com.

ITEM 1A.	RISK FACTORS

We may be unable to purchase adequate supplies of pearls

The principal raw materials used by the Company and its subsidiaries (the “Group”) are pearls. As pearls are commodities and their value is subject to prevailing market conditions, buyers and sellers of pearls do not customarily enter into any long-term contracts. The Group purchases different types of pearls from different sources around the world but does not currently have any fixed term purchase contracts with any pearl farmers or suppliers. Rather, the Group negotiates the purchase of pearls on an as needed basis at prevailing market prices.

If the availability or cost of pearls is adversely affected (for example, due to a decrease in the number of suppliers, or a reduction in the overall availability, whether due to a lack of supply, the loss of a supply contract, or increased demand from our competitors), we may have to bear greater expenses for, or be unable to acquire, adequate supplies of pearls of the quality or on the terms required by the Group. Any such adverse changes may require us to increase prices or stop producing certain products and could adversely affect our business, results of operations, financial condition and future prospects.

Changes in climate or environmental conditions may lead to fluctuations in pearl prices

Any adverse change in the climate or environmental conditions in the areas where we obtain our source of supply of pearls may have an adverse effect on pearl harvesting, the supply of pearls and the business of the Group.

Over the years, the Group has developed relationships with a network of suppliers in an attempt to ensure a steady supply of different varieties of pearls. In order to reduce the impact of fluctuations in pearl prices, the Group has adopted policies aimed at both diversifying its product range as well as the sources and suppliers from which it purchases pearls. In so doing, the Group believes it is less susceptible to fluctuations in pearl supply due to changes in climate or environmental conditions in any particular region of supply. However, pearls remain the Group’s primary product. Any adverse change in the climate or environmental conditions in any region of supply of pearls may have an adverse effect on the prices of pearls in the entire market and may adversely affect the profitability of the Group.

Changes in the purchasing decisions of the Group’s customers may affect its future operating results

The Group’s customer network consists principally of wholesale distributors and mass merchandisers in Europe, the United States, Hong Kong and other Asian countries. In accordance with industry practice, the Group generally does not have long-term sales arrangements with its customers. As a result, short-term changes to these customers’ purchasing decisions could affect the Group’s year-to-year sales volumes. In addition, the Group’s customers’ purchase orders may vary significantly from period to period. As a result, it may be difficult for the Group to forecast its revenues in future periods. Because the Group’s current expense levels are based in part on its expectations for future revenues, the Group may be unable to adjust our purchases of supplies, and as a result reduce our expenses, in a timely manner in response to unexpected disruptions in purchase orders from customers. This could have a material and adverse effect on the Group’s business, results of operations and financial condition.

Global or regional recessions may adversely affect consumer purchases of the Group’s products

The Group’s revenues are dependent on cycles in general global and regional economic conditions and macroeconomic factors such as employment levels, salary levels, business conditions, tax rates and credit availability, all of which affect consumer spending on discretionary items such as jewelry, which are perceived as luxuries. Volumes and values of sales of jewelry tend to decrease faster than sales and values of essential goods during economic downturns. Declining confidence in the global economy or regional economies where we are active could therefore adversely affect consumers’ ability and willingness to purchase the Group’s products. Regionally, purchases made by the Group’s customers in North America, Europe and Hong Kong and other Asian countries accounted for approximately 25.7%, 41.6% and 26.1% of the Group’s total revenues in fiscal year 2008. Should any of these economies suffer a serious economic downturn, it could have a material and adverse effect on the Group’s business, results of operations and financial condition.

Foreign Currency Exposure

The Group makes the majority of its purchases in U.S. dollars, Hong Kong dollars, Japanese Yen and Renminbi, and denominates its sales in either U.S. dollars or Hong Kong dollars. Accordingly, changes in currency exchange rates (including revaluation of the Renminbi) and costs of conversion between U.S. dollars, Hong Kong dollars and such other currencies may have an adverse effect on the Group’s business. These exposures may change over time as business practices evolve and could result in increased costs or reduced revenue that could impact the Group’s cash flow and operating results. Currency devaluations and unfavorable changes in international monetary and tax policies could also have a material adverse effect on the Group’s profitability.

The implementation of new tax laws may significantly increase the Group’s income tax liability

The Company’s subsidiaries operate in foreign jurisdictions, including the PRC, and are subject to taxation in those jurisdictions. Any increase in the Group’s foreign tax liability may have a material adverse effect on the Group’s profitability. For example, on March 16, 2007, the PRC National People’s Congress, the PRC legislature, adopted a new tax law, the Enterprise Income Tax Law of the People’s Republic of China (the ”Enterprise Income Tax Law”), which became effective January 1, 2008. On December 6, 2007, the State Council promulgated the Implementation Regulations of the Enterprise Income Tax Law (the ”Implementation Regulations”), which also became effective January l, 2008. The Enterprise Income Tax Law imposes a uniform tax rate of 25% for all enterprises incorporated or resident in China, including foreign investment enterprises, and eliminates many tax exemptions, reductions and preferential treatments formerly applicable to foreign investment enterprises. The Group has one PRC subsidiary, its primary manufacturing subsidiary, which enjoyed a preferential enterprise income tax rate of 15% on its taxable income prior to and during fiscal year 2008. Under the Enterprise Income Tax Law and the Implementation Regulations, increases in income tax rates will continue gradually over a period of five years until this subsidiary pays income tax at a rate of 25%. Additional increases in the Group’s tax liabilities in the PRC or other jurisdictions may have a material adverse effect on the Group’s profitability.

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

Mr. Cheng Chung Hing, Ricky and Mr. Cheng Tai Po have substantial control over our Company and can affect decisions made by our stockholders

Mr. Cheng Chung Hing, Ricky and Mr. Cheng Tai Po beneficially own 3,437,501 shares of Common Stock, respectively, as of June 26, 2008. They control a majority of our total voting power (based on 6,382,582 shares of Common Stock outstanding as of June 26, 2008). In addition, they beneficially own 100,000 Series A Preferred Stock of the Company which entitles them to a fixed number of votes of 3,191,225 shares of Common Stock (subject to adjustments for stock splits, stock dividends, combinations, and occurrence of similar events). As a result, Mr. Cheng Chung Hing, Ricky and Mr. Cheng Tai Po have the requisite voting power to exert significant influence over actions which require stockholder approval and generally to direct our affairs, including the election of directors, potential acquisitions and sales or otherwise to prevent or delay changes in control of our Company that may be otherwise viewed as beneficial by shareholders other than Mr. Cheng Chung Hing, Ricky and Mr. Cheng Tai Po.

The price of our Common Stock may fluctuate significantly, which may result in losses for investors

The market price for the Common Stock has been and may continue to be volatile. For example, during the period from April 1, 2008 to May 31, 2008, the closing prices of the Common Stock as reported on the American Stock Exchange (“AMEX”) ranged from a high of $8.2 per share on May 16, 2008 to a low of $6.7 per share on April 1, 2008. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include and are not necessarily limited to:

•	actual or anticipated variations in operating results from guidance provided by us;

•	announcements relating to strategic relationships or acquisitions;

•	changes in financial estimates or other statements by securities analysts or research firms;

•	changes in general economic conditions; and

•	changes in the economic performance and/or market valuations of other competitors.

Because of this volatility, we may fail to meet the expectations of our stockholders or of securities analysts in the future, and our stock price could decline as a result.

Any future outbreak of Severe Acute Respiratory Syndrome, avian influenza or any other epidemic may adversely affect the Group’s operational results

In the first half of 2003, certain regions of Asia, including China, encountered an outbreak of Severe Acute Respiratory Syndrome, or SARS, a highly contagious form of atypical pneumonia. There have also been media reports regarding the spread of the H5N1 virus, or avian influenza, among birds and in particular poultry, as well as some isolated cases in countries outside Hong Kong and China of transmission of the virus to humans. If an outbreak of SARS, avian influenza or any other epidemic occurs in the future and any of the Group’s employees or customers are suspected of having contracted SARS, avian influenza or any other epidemic, the Group may be required to quarantine certain employees suspected of infection, as well as others that have come into contact with these employees. Furthermore, such an outbreak would likely restrict the level of economic activity in affected areas, which would also adversely affect our business operations.

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

Hong Kong

Headquarters.  We have entered into a tenancy agreement for a property at Suites 2208-14, 22nd Floor, Sun Life Tower, The Gateway, 15 Canton Road, Tsimshatsui, Kowloon, Hong Kong, which is our new head office in Hong Kong, for a term of three years commencing from March 17, 2008. The property has a gross floor area of approximately 20,002 square feet.

Our headquarters was formerly located at 21st Floor and 19th Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong. We moved out of this office in May 2008 and have not renewed our tenancy agreement for this property.

Property for lease.  We own the property at Room 407, Wing Tuck Commercial Centre, 177 — 183 Wing Lok Street, Sheung Wan, Hong Kong, which we operate as a property for lease. The gross floor area of the premises is approximately 957 square feet. Our current tenancy agreement for this property expires in September 2008.

Residential facilities.  We own two residential flats with a combined gross floor area of approximately 1,784 square feet on Flat C and Flat D on 15th Floor, Windsor Mansion, 29-31 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong, which we use as quarters for PRC employees on business trips to Hong Kong.

We own a residential flat with a gross floor area of approximately 1,063 square feet on 33rd Floor, and a parking space at No. 3 on L3 Floor of Valverde, 11 May Road, Hong Kong, which we had leased to an independent third party until January 2006. This property has been left vacant since January 2006. See “Item 1 — Business — Real Estate Leasing Operations — Leasing and Management” above.

We own a residential flat with a gross floor area of approximately 2,838 square feet on 20th Floor, The Mayfair, 1 May Road, Hong Kong, which we use as our Chairman’s residence since February 6, 2002.

As of March 31, 2008, the residential flat at 33rd Floor, a parking space at No. 3 on L3 Floor of Valverde, 11 May Road, Hong Kong and our former headquarters in Hong Kong were pledged as collateral for bank credit facilities. There are no restrictions under these bank credit facilities on the use of these properties.

People’s Republic of China

Manufacturing facilities.  We own the land use rights to the site of Man Sang Industrial City for a term of 50 years from September 1, 1991 to September 1, 2041. On March 31, 2008, Man Sang Industrial City consisted of 27 completed buildings covering a total gross floor area of approximately 813,000 square feet. Throughout fiscal year 2008, we used most of the units in nine buildings covering a gross floor area of approximately 268,000 square feet, and representing approximately 33.0% of the total gross floor area of Man Sang Industrial City, for pearl processing, manufacturing, pearl and jewelry assembly, administration and staff accommodation.

Properties for lease.  We have leased units in 18 buildings of Man Sang Industrial City, covering a gross floor area of approximately 545,000 square feet and representing approximately 67.0% of the total gross floor area of Man Sang Industrial City, to independent third parties and industrial users not connected with us.

In addition, as of the grand opening of the phase one CP&J market center on April 18, 2008, we had leased approximately 57 shop and booth units, covering a gross floor area of approximately 15,521 square meters and representing approximately 20.0% of the total leaseable gross floor area of the project (78,926 square meters). Tenants of CP&J City are primarily pearl, jewelry and jewelry-related product traders from domestic and foreign countries.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any material litigation, and we are not aware of any pending or threatened litigation or similar proceedings which could reasonably be expected to have a material adverse effect on our financial condition or results of operations. From time to time, we may be subject to various claims and legal actions arising in the ordinary course of business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended March 31, 2008.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the AMEX under the symbol “MHJ” since August 8, 2006. Our Common Stock was previously reported on the Over-The-Counter (OTC) Electronic Bulletin Board from 1987 to 2006 under the symbol “MSHI.OB.”

The following table sets forth, for the periods indicated, the high and low sales prices for our Common Stock on the AMEX.

	Over the Quarter		On the Last Day of Quarter
Period	High	Low	High	Low
	$	$	$	$

2008
First Quarter (April — June, 2007)	9.34	5.62	8.88	8.38
Second Quarter (July — September, 2007)	15.95	6.92	12.91	12.05
Third Quarter (October — December, 2007)	16.46	8.06	9.83	8.80
Fourth Quarter (January — March, 2008)	9.00	5.30	6.90	5.90
2007
First Quarter (April — June, 2006)	5.89	4.75	5.08	4.85
Second Quarter (July — September, 2006)	5.10	3.52	4.24	3.91
Third Quarter (October — December, 2006)	5.45	3.95	4.90	4.80
Fourth Quarter (January — March, 2007)	6.93	4.50	6.19	5.95

Holders

The number of record holders of our Common Stock as of March 31, 2008 was approximately 181. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

Dividends

On June 28, 2007, we returned capital in the amount of $1,595,642 ($0.25 per share (in US dollars) of Common Stock) to our stockholders of record on July 24, 2007. We did not pay cash dividends in fiscal years 2007 and 2008.

Common Stock

The company has 6,382,582 shares of Common Stock authorized at $0.01 par value per share, all of which were issued and outstanding as of March 31, 2008 and 2007, respectively.

Preferred Stock

The company has 100,000 shares of Preferred Stock with a liquidation value of $2,500 per share (in US dollars), all of which were issued and outstanding as of March 31, 2008 and 2007.

Unregistered Sale of Equity Security

On July 10, 2007, MSIL (the “Vendor”) entered into a placing agreement (the “Placing Agreement”) with ICEA Securities Limited as the placing agent (the “Placing Agent”), whereby the Placing Agent agreed to place 200,000,000 existing shares of MSIL (the “Placing Shares”) with institutional or professional investors at a price of HK$1.48 per Placing Share (or approximately $0.19) per share (the “Placing Price”) to raise approximately HK$296 million (or approximately US$38 million), before expenses (the “Placing”). The Placing Shares offered and sold in the private placement were not registered under the Securities Act and the offer and sale of the Placing Shares was made in reliance on the statutory exemption from registration in Section 4(2) of the Securities Act. The Vendor relied on this exemption based on the fact that: (i) the Placing Agreement was executed in Hong Kong, pursuant to Hong Kong requirements, and (ii) the Vendor obtained representations from the Placing Agent that it would not offer, sell or deliver any Placing Shares in any country or jurisdiction except where such offer, sale or delivery would constitute a breach of any applicable laws and regulations. Pursuant to the Placing Agreement, the Placing Agent was entitled to receive two percent (2%) of the aggregate value of the Placing Shares at the Placing Price. The Placing Shares represented approximately 19.93 percent of the existing issued share capital of MSIL at the time of the Placing.

Equity Compensation Plan Information

The following table sets forth, as of March 31, 2008 (a) the number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average of exercise price of such outstanding options, warrants and rights, and (c) the number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a)), under (i) equity compensation plans that have been approved by security holders and (ii) equity compensation plans that have not been approved by security holders of the Company.

(c)
Number of
Securities
	(a)		Remaining Available
	Number of		for Future Issuance
	Securities to be	(b)	Under Equity
	Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in Column
Plan Category	and Rights	and Rights	(a))

Equity compensation plans approved by security holders(1)	—	—	—
Equity compensation plans not approved by security holders	—	—	75,187,093 (2)

(1)	Per agreement with AMEX, the Company shall not issue any more options under its 1996 Stock Option Plan.

(2)	Shares indicated are those issuable under MSIL’s share option scheme adopted by its shareholders on August 2, 2002 (the “Share Option Scheme”). The Share Option Scheme is administered by the MSIL Board of Directors, whose decisions are final and binding on all parties. The Compensation Committee of the Company takes up a monitoring function.

Under the Share Option Scheme, the MSIL Board of Directors may grant options to an employee, officer, agent or consultant of MSIL or any of its subsidiaries, including any executive or non-executive director of MSIL or any of its subsidiaries, who satisfy certain criteria set out in the Share Option Scheme. The per share exercise price must be at least the highest of (i) the closing price of MSIL shares as stated in The Stock Exchange of Hong Kong Limited’s daily quotations sheets on the date of grant (which must be a “Business Day,” defined as a day on which The Stock Exchange of Hong Kong Limited is open for business of dealing in securities); (ii) the average closing price of MSIL shares as stated in The Stock Exchange of Hong Kong Limited’s daily quotations sheets for the five business days immediately preceding the date of grant, and (iii) the nominal value of an MSIL share.

The total number of shares in respect of the Share Option Scheme and any other share option scheme of MSIL and/or any of its subsidiaries, is not permitted to exceed 10% of the number of shares in issue at the date of adoption of the Share Option Scheme or such number of shares as result from a sub-division or consolidation of the number of shares at that date. MSIL may seek approval from its shareholders in general meeting to refresh this 10% limit, but the limit on the total number of MSIL shares that may be issued upon exercise of all outstanding options granted and yet to be exercised under the Share Option Scheme, together with all outstanding options granted and yet to be exercised under any other share option scheme(s) of MSIL and/or any of its subsidiaries, must not exceed 30% of the number of MSIL’s issued shares from time to time. No option may be granted if such grant will result in said 30% limit being exceeded. Options lapsed or cancelled in accordance with the terms of the Share Option Scheme or any other share option scheme(s) of MSIL and/or any of its subsidiaries are not counted for the purpose of calculating said 30%-limit.

The Share Option Scheme has other terms and conditions designed to comply with certain rules of The Stock Exchange of Hong Kong Limited.

On May 2, 2006, MSIL granted a total of 48,000,000 share options to purchase shares of MSIL, including (a) 1,000,000 share options to Mr. Cheng Chung Hing, Ricky, Chairman of the Board, President and Chief Executive Officer of the Company, (b) 1,000,000 share options to Mr. Cheng Tai Po, Vice Chairman of the Company, (c) 10,000,000 share options to Ms. Yan Sau Man, Amy, Sales Director of MSIL, (d) 10,000,000 share options to Mr. Hung Kwok Wing, Sonny, Assistant to Chairman and Director, and (e) 16,000,000 share options to other employees. The exercise price of each share option is $0.0324 (HK$0.253), which is determined by the arithmetic average of the closing price of MSIL shares for each of the five trading days immediately prior to and including May 2, 2006.

On September 18, 2006, MSIL granted a total of 20,000,000 share options to purchase shares of MSIL to other employees. The exercise price of each share option is $0.0298 (HK$0.233), which is determined by the arithmetic average of the closing price of MSIL shares for each of the five trading days immediately prior to and including September 18, 2006.

On March 13, 2007, MSIL granted a total of 5,000,000 share options to Mr. Pak Wai Keung, Martin, Chief Financial Officer of the Company. The exercise price of each stock option is $0.0641 (HK$0.500), which is determined by the arithmetic average of the closing price of MSIL shares for each of the five trading days immediately prior to and including March 13, 2007.

Performance Graph

The following graph shows a five-year comparison of cumulative total stockholder returns, calculated on a dividend reinvested basis for the Common Stock of the Company, Lazare Kaplan International Inc. (“LKI”), a peer issuer selected by the Company, and the AMEX Composite Index. The graph assumes that $100 was invested in the Common Stock of each of the Company and LKI, and in the AMEX Composite Index, on March 31, 2003.

The comparisons in this graph are required by the United States Securities and Exchange Commission and are not intended to forecast or be indicative of future stock price performance or the financial performance of the Company. Stockholders are encouraged to review the Financial Statements of the Company contained in this Form 10-K.

	3/31/03	3/31/04	3/31/05	3/31/06	3/31/07	3/31/08
The Company’s Common Stock	$100.00	$363.63	$682.74	$661.35	$684.08	$752.26
LKI’s Common Stock	$100.00	$145.34	$212.87	$145.52	$150.75	$150.19
AMEX Composite Index	$100.00	$151.92	$176.45	$234.02	$262.90	$269.78

On August 8, 2006, we listed our shares on AMEX, and as a result we do not have a history of share price performance for the prior years on AMEX. Accordingly, we continue to use LKI as a peer issuer for comparison as LKI is engaged primarily in the design, assembly, merchandising and wholesale distribution of jewelry. In addition, we have incorporated the AMEX Composite Index for comparison purposes.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the Company and its subsidiaries for the periods indicated and the selected balance sheet data at March 31 of each such year. This summary should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements provided in Items 7, 7A and 8 respectively, of this Report on Form 10-K.

	Fiscal Year Ended March 31,
Income Statement Data	2008	2007	2006	2005	2004
	(HK$ in thousands, except percentages and per share data)

Net sales	633,691	398,279	378,297	412,262	382,123
Gross profit	281,496	112,699	105,854	117,248	104,147
Rental income — gross	6,802	4,225	3,362	4,646	6,220
Expenses from rentals	5,956	5,888	6,802	11,207	9,558
SG&A expenses	118,430	84,134	70,411	81,862	79,838
Operating income	163,912	26,902	32,003	29,005	20,971
Interest expenses	—	—	—	100	380
Interest income	17,872	9,394	7,140	1,067	279
Gain on sale of a real estate investment	10,485	—	—	34,248	—
Non-operating income	3,686	29,981	2,312	1,617	2,889
Other than temporary decline in fair value of marketable securities	—	—	—	—	(2,474)
Income before income taxes and minority interest(1)	195,955	65,277	41,455	65,837	21,285
Income tax expense	75,267	6,776	4,095	6,129	7,027
Minority interests	80,753	30,536	19,748	32,792	11,266
Net income(1)	39,935	27,965	17,612	26,916	2,992
Net income available to common stockholders(2)	39,319	27,534	17,323	26,436	2,939
Net income available to common stockholders — per share(3)	6.16	4.31	2.90	4.80	0.53
Depreciation and amortization	11,569	8,299	7,602	8,157	9,427
Gross profit margin (%)	44.42	28.3	27.98	28.44	27.25

	As of March 31,
Balance Sheet Data	2008	2007	2006	2005	2004
	(HK$ in thousands, except percentages and per share data)

Working capital	508,868	384,018	405,069	357,028	262,645
Property, plant and equipment, net	107,497	104,671	102,295	119,061	115,791
Property under development, net	123,767	—	—	—	—
Real estate investments, net	409,695	60,979	62,838	47,144	88,673
Total assets	1,781,637	679,109	608,775	559,241	516,874
% return on total assets (%)	2.24	4.12	2.89	4.81	0.58
Non-current portion of long-term debts	166,500	—	—	—	6,016
Total liabilities (excluding minority interests)	742,185	44,890	37,890	36,963	55,572
Minority interests	623,475	313,860	279,989	257,562	224,437
Stockholders’ equity	415,977	320,359	290,896	264,716	236,865
Net book value per share(3)	65.17	50.19	48.64	48.04	42.56
% return on stockholders’ equity (%)	9.60	8.73	6.05	10.17	1.26
Gearing ratio(4)	0.48	—	—	—	0.05
Weighted average shares outstanding(3)	6,382,582	6,382,582	5,980,870	5,509,847	5,564,861

(1)	Income before income taxes and net income is from continuing operations.

(2)	Net incomes attributable to common stockholder are derived by net income minus net income attributable to preferred stockholder.

(3)	The figures for fiscal year 2003 to fiscal year 2006 have been restated to reflect the capital structure subsequent to the five-for-four stock split, which became effective on August 5, 2005.

(4)	“Gearing ratio” represents the ratio of the Company’s total debts to stockholders’ equity.

No dividend was paid in fiscal years 2004 through 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-looking Statements

This section and other parts of this Form 10-K contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), which are, by their nature, subject to risks and uncertainties. The Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Form 10-K are forward looking. Words such as “may,” “anticipate,” “believe,” “will,” “project,” “estimate,” “plan,” “continue,” “expect,” “future” and “intend” and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to: our future performance, our expansion efforts, demand for our products; the state of economic conditions and our markets; currency and exchange rate fluctuations; and our ability to meet our liquidity requirements. These forward-looking statements are based on assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe to be appropriate in particular circumstances. However, whether actual results and developments will meet our expectations and predictions depend on a number of known and unknown risks and uncertainties and other factors, any or all of which could cause actual results, performance or achievements to differ materially from our expectations, whether expressed or implied by such forward-looking statements (which may relate to, among other things, the Company’s sales, costs and expenses, income, inventory performance, and receivables). Primarily engaged in the processing and trading of pearls and pearl jewelry products, and in real estate investment, our ability to achieve our objectives and expectations are derived at least in part from assumptions regarding economic conditions, consumer tastes, and developments in our competitive environment. The following assumptions, among others, could materially affect the likelihood that we will achieve our objectives and expectations communicated through these forward-looking statements: (i) that low or negative growth in the economies or the financial markets of our customers, particularly in the United States and in Europe, will not occur and reduce discretionary spending on goods that might be perceived as “luxuries”; (ii) that the Hong Kong dollar will remain pegged to the U.S. dollar at US$1 to HK$7.8; (iii) that customer’s choice of pearls vis-à-vis other precious stones and metals will not change adversely; (iv) that we will continue to obtain a stable supply of pearls in the quantities, of the quality and on terms we require; (v) that there will not be a substantial adverse change in the exchange relationship between the Renminbi and the Hong Kong or U.S. dollar; (vi) that there will not be a substantial increase in the tax burdens of our subsidiaries operating in the PRC; (vii) that there will not be a substantial change in climate and environmental conditions in those regions from which we source pearls that could have a material adverse effect on the supply and pricing of pearls; and (viii) that there will not be a substantial adverse change in the real estate market conditions in the PRC and in Hong Kong. The following discussion of our results of operation, and liquidity and capital resources should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Form 10-K and this Form 10-K, which contains a further description of risks and uncertainties related to forward-looking statements, as well as other aspects of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K. We will not publicly release any revisions to these forward-looking statements after the date hereof. Readers are urged, however, to review the factors set forth in periodic reports that we file from time to time with the Securities and Exchange Commission.

Overview

The Group had two main business segments during the year. One business segment is engaged in the purchase, processing, assembling, merchandising and wholesale distribution of pearls and jewelry products and the other is engaged in real estate development and real estate leasing. Net sales in fiscal year 2008 increased by HK$235.4 million to HK$633.7 million, consisting of HK$405.4 million attributable to pearl operations and HK$228.3 million attributable to real estate sales, representing an increase of 59.1% when compared to net sales of HK$398.3 million in fiscal year 2007 which was wholly attributable to pearl operations.

Gross profit for fiscal year 2008 was HK$281.5 million, consisting of HK$118.9 million attributable to pearl operations and HK$162.6 million attributable to real estate sales. Gross profit for pearl operations for fiscal year 2007 was HK$112.7 million.

Net income for fiscal year 2008 increased by HK$11.9 million, or 42.8%, to HK$39.9 million from HK$28.0 million for fiscal year 2007.

Pearl Operations

Net sales to United States customers decreased by approximately HK$9.9 million, or 8.7%, from approximately HK$114.1 million in fiscal year 2007 to approximately HK$104.2 million in fiscal year 2008 while net sales to European customers increased by approximately HK$13.6 million or 8.8%, from approximately HK$155.0 million in fiscal year 2007 to approximately HK$168.6 million in fiscal year 2008. Together, this resulted in a net increase in sales from pearl operations by approximately HK$7.2 million, or 1.8%, from approximately HK$398.3 million in fiscal year 2007 to approximately HK$405.4 million in fiscal year 2008. The Group’s sales of South Sea pearls remained at approximately HK$149.5 million, or 36.9% of total sales, in fiscal years 2007 and 2008. The Group’s sales of jewelry products increased by approximately HK$17.4 million, or 8.5%, from approximately HK$205.5 million in fiscal year 2007 to approximately HK$223.0 million in fiscal year 2008.

Gross profit increased by HK$6.2 million, or 5.5%, from approximately HK$112.7 million in fiscal year 2007 to approximately HK$118.9 million in fiscal year 2008. Gross profit margin increased from approximately 28.3% in fiscal year 2007 to approximately 29.3% in fiscal year 2008. The increase in gross profit margin is mainly due to cost reductions on the production line of assembled jewelry sectors following the implementation of effective cost controls and the enhancement of production efficiency.

Real Estate Operations

The Group launched sales of phase one market centers in CP&J City in the fourth quarter of fiscal year 2008 and recorded net sales of approximately HK$228.3 million, representing 32% of the total planned saleable area of the project. The Group recorded rental income of approximately HK$6.8 million, consisting of approximately HK$5.5 million attributable to the property rental in Man Hing and approximately HK$1.3 million attributable to property rental in CP&J City. As of March 31, 2008, the occupancy rate, representing leasing area of property in Man Hing and CP&J City, was 71.9% and 20.0%, respectively.

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

The PRC economy continued its rapid growth in 2007, continuing the pattern of double-digit growth in Gross Domestic Product of the past 5 years. The Gross Domestic Product of the PRC increased by approximately RMB2.4 trillion, or 11%, from approximately RMB21.1 in 2006 to approximately RMB23.5 trillion in 2007.

Recently, there have been indications that rates of inflation have increased. According to the National Bureau of Statistics of China, China’s overall national inflation rate, as represented by the general consumer price index, was approximately 1.5% and 4.8% in 2006 and 2007, respectively. From January 1, 2008 to May 2008, the inflation rate in China was approximately 7.0%. Increases in inflation affect our financial performance by increasing certain of our operating expenses including labor costs, leases, selling and general administrative expenses. Although inflation has not had a material impact on our operations in the past, if such increases continue, it may have a material impact on our operations in the future.

In response to concerns about China’s high growth rate in certain economic sectors, the PRC government has recently introduced a number of macroeconomic measures to tighten monetary control and slow economic growth to a more manageable level. These measures are designed to slow the rapid economic growth of the PRC’s economy in certain sectors to a more sustainable level by, among other things, curbing such sectors, including the property market. Despite the introduction of these measures, we expect our property development segment to remain one of our core businesses and to continue to contribute to our sustainable growth. Further, we do not believe the introduction of these measures will adversely impact the CP&J Project as this project involves the integration of numerous business sectors outside of real estate developments, including trading, exhibition, manufacturing and processing, business services and supporting facilities. Construction of the phase one market center of the CP&J Project was completed in March 2008. Despite the measures and restrictions implemented by the government to control direct foreign investments in the real estate sector, the property sector remained active with rising transaction volume and rent levels due to the support of strong economic growth, appreciation of the Renminbi and improving results of foreign-invested enterprises in the PRC.

The disposable income of citizens residing in urban cities or towns grew by 12% while the consumer goods prices grew by only 5%. With increased spending power of customers in PRC, there will still be much room for an expansion of our pearl and jewelry trading platform including the trading of pearls and jewelry, the processing, manufacturing, research and development of jewelry products in Zhuji of Zhejiang Province, the PRC.

During 2008, the Group commenced phase two construction of CP&J City with a planned gross floor area of approximately 100,000 square meters, including manufacturing processing areas, residential areas and multi-complex buildings. We have fully capitalized on our thorough research efforts into local market demand and consumer preference, together with our excellent project management expertise and extensive cost control experience. This adds value to every aspect of the CP&J City’s development so as to provide quality properties catering specifically to our target customers. We expect to complete phase two construction of CP&J City in the next three years.

Results of Operations

The following discussion of our results of operations is based on the financial information derived from our consolidated financial statements prepared in accordance with U.S. GAAP. In the following discussion, references to increases or decreases in any year are made by comparison with the corresponding prior year, as applicable, except as the context otherwise indicates.

The following table sets forth for the fiscal years indicated certain items from the Consolidated Statement of Income, and these items as a percentage of net sales:

	Year Ended March 31,
	2008			2007			2006
	(HK$ in thousands, except for percentages)

Net sales	HK$	633,691	100.0%	HK$	398,279	100.0%	HK$	378,297	100.0%
Cost of sales		(352,195)	(55.6)		(285,580)	(71.7)		(272,443)	72.0

Gross profit		281,496	44.4		112,699	28.3		105,854	28.0
Rental income, gross		6,802	1.1		4,225	1.1		3,362	0.9
Expenses from rentals		(5,956)	(0.9)		(5,888)	(1.5)		(6,802)	(1.8)

		846	0.2		(1,663)	(0.4)		(3,440)	(0.9)
Selling, general and administrative expenses		(118,430)	(18.7)		(84,134)	(21.1)		(70,411)	(18.6)

Operating income		163,912	25.9		26,902	6.8		32,003	8.5
Interest income		17,872	2.8		9,394	2.3		7,140	1.9
Non-operating income		14,171	2.2		28,981	7.3		2,312	0.6

Income before income taxes and minority interests		195,955	30.9		65,277	16.4		41,455	11.0
Income tax expenses		(75,267)	(11.9)		(6,776)	(1.7)		(4,095)	(1.1)

Net income before minority interests		120,688	19.0		58,501	14.7		37,360	9.9
Minority interests		(80,753)	(12.7)		(30,536)	(7.7)		(19,748)	(5.2)

Net income	HK$	39,935	6.3%	HK$	27,965	7.0%	HK$	17,612	4.7%

Year Ended March 31, 2008 Compared to Year Ended March 31, 2007

Net Sales and Gross Profit

Net sales increased by approximately HK$235.4 million, or 59.1%, from approximately HK$398.3 million in fiscal year 2007 to approximately HK$633.7 million in fiscal year 2008, due primarily to presales of approximately HK$228.3 million of phase one market center units prior to the grand opening of CP&J City in the fourth quarter of fiscal year 2008.

Gross profit increased by approximately HK$168.8 million, or 149.8%, from approximately HK$112.7 million in fiscal year 2007 to approximately HK$281.5 million in fiscal year 2008, due primarily to gross profits of approximately HK$157.0 million attributable to presales of phase one market center units prior to the grand opening of CP&J City in the fourth quarter of fiscal year 2008. Gross profit margin increased from 28.3% in fiscal year 2007 to 44.4% in fiscal year 2008. The increase in gross profit margin was primarily due to higher gross profits associated with our increased real estate sales.

The presales of phase one market center units of CP&J City accounted for approximately 36.0% of our total sales in fiscal year 2008. The sale of assembled pearl and jewelry products accounted for approximately 36.4% and 51.6% of our total sales in fiscal years 2008 and 2007, respectively.

Pearl operations

Net sales for our pearl operations increased by approximately HK$7.1 million, or 1.8%, from approximately HK$398.3 million in fiscal year 2007 to approximately HK$405.4 million in fiscal year 2008. The increase in net sales for pearl operations was due primarily to an increase of approximately HK$13.6 million, or 8.8% in net sales in Europe, which was attributable to increased sales of our higher value pearl products in the region. The increase in net sales for pearl operations was partially offset by a decrease of approximately HK$9.9 million, or 8.7%, in net sales in the United States, which was attributable to decreased sales of our higher value pearl products in the region. Net sales of assembled jewelry products increased by approximately HK$17.5 million, or 8.5%, from approximately HK$205.5 million for fiscal year 2007 to approximately HK$223.0 million for fiscal year 2008, primarily due to increased sales of our higher value assembled jewelry products in the region.

Gross profit for our pearl operations increased by approximately HK$11.8 million, or 10.5%, from approximately HK$124.5 million in fiscal year 2007 to approximately HK$118.9 million in fiscal year 2008. The gross profit margin of our pearl operations increased from 28.3% to 30.7%, primarily due to cost reductions on the production lines of our assembled jewelry sectors following the implementation of effective cost controls and the enhancement of production efficiency.

Real estate operations

We commenced presales of phase one market center units in CP&J City in the fourth quarter of fiscal year 2008. As of March 31, 2008, we have sold approximately 32% of the planned saleable area of CP&J City with net sales of approximately HK$228.2 million.

Gross profit for the presale of phase one market center units in CP&J City was approximately HK$162.6 million. The gross profit margin for the presale of phase one market center units in CP&J City was approximately 71.2%. As we commenced real estate sales activity with the presales of phase one market center units in CP&J City in the fourth quarter of fiscal year 2008, we do not have comparable figures for fiscal year 2007.

Rental Income and Rental Expenses

Rental income increased by approximately HK$2.6 million, or 61.0%, from approximately HK$4.2 million for fiscal year 2007 to approximately HK$6.8 million for fiscal year 2008. The increase in rental income was due primarily to the increase in rental rates for units leased at Man Hing and the commencement of property leasing at CP&J City. During fiscal year 2008, property leases at Man Hing and CP&J City accounted for rental income of approximately HK$5.5 million and HK$1.3 million, respectively.

Rental expenses remained at approximately HK$5.9 million for fiscal years 2008 and 2007.

Selling, General and Administrative Expenses (“SG&A expenses”)

SG&A expenses increased by approximately HK$34.3 million, or 40.8%, from approximately HK$84.1 million for fiscal year 2007 to approximately HK$118.4 million for fiscal year 2008. SG&A expenses for fiscal year 2008 consisted of approximately HK$84.7 million attributable to pearl operations and approximately HK$33.7 million attributable to real estate sales.

SG&A expenses attributable to pearl operations increased by approximately HK$0.5 million from fiscal year 2007 to fiscal year 2008, primarily due to an increase in staff costs of approximately HK$6.2 million, an increase in selling expenses of approximately HK$2.0 million and an increase in foreign exchange costs of approximately HK$4.1 million. These increases were partially offset by a write-back of allowance for doubtful debts of approximately HK$5.3 million and a reduction in stock compensation expenses of approximately HK$3.9 million.

SG&A expenses as a percentage of net sales decreased from approximately 21.1% in fiscal year 2007 to approximately 18.7% in fiscal year 2008, primarily due to an increase in our real estate operations, which have lower SG&A expenses as a percentage of net sales than our pearl operations. SG&A expenses attributable to pearl operations decreased from approximately 21.1% for fiscal year 2007 to approximately 20.9%. for fiscal year 2008, primarily due to a write-back of allowance for doubtful debts of approximately HK$5.3 million included in SG&A expenses in fiscal year 2008.

Interest Income

Interest income increased by approximately HK$8.5 million, or 90.4%, from approximately HK$9.4 million in fiscal year 2007 to approximately HK$17.9 million for fiscal year 2008. The increase in interest income was primarily due to increased bank deposits during fiscal year 2008 as compared to fiscal year 2007.

Income Tax Expenses

Income tax expenses increased by approximately HK$68.5 million, or 1,010.9%, from approximately HK$6.8 million for fiscal year 2007 to approximately HK$75.3 million for fiscal year 2008. The increase was primarily due to an increase in income before income taxes and higher tax rates applied to real estate sales. This increase was partially offset by overprovision of approximately HK$2.7 million for capital gains during fiscal year 2004.

Net Income

Net income for fiscal year 2008 increased by approximately HK$11.9 million, or 42.8%, from approximately HK$28.0 million for fiscal year 2007 to approximately HK$39.9 million for fiscal year 2008. The increase was primarily due to an increase in gross profit of approximately HK$157.0 million attributable to the sale of units at CP&J City, an increase in gross profit of approximately HK$11.8 million attributable to our pearl operations and an increase of approximately HK$8.5 million in interest income, as well as profit of approximately HK$10.5 million attributable to the sale of a separate real estate investment.

Year Ended March 31, 2007 Compared to Year Ended March 31, 2006

Net Sales and Gross Profit

Net sales increased by approximately HK$20.0 million, or 5.3%, from approximately HK$378.3 million in fiscal year 2006 to approximately HK$398.3 million in fiscal year 2007. The increase in net sales was primarily due to the increase of approximately HK$33.0 million in net sales of assembled pearl and jewelry products, which was attributable to increased sales of our higher value assembled pearl and jewelry products. The increase in net sales was partly offset by a decrease of approximately HK$15.9 million in sales of South Sea pearls and freshwater pearls.

Gross profit increased by approximately HK$6.8 million, or 6.5%, from approximately HK$105.9 million for fiscal year 2006 to approximately HK$112.7 million for fiscal year 2007. Gross profit margin increased from 28.0% in fiscal year 2006 to 28.3% in fiscal year 2007. The increases in gross profit and gross profit margin were primarily due to the one-time sales of inventories which were fully written down for a value of approximately HK$22.5 million in previous years. The gross profit margin excluding the sales of these inventories was 30.0%, an increase of 2.0%, primarily due to a change in sales mix including increased sales volumes of assembled pearl and jewelry products, which have relatively high prices and gross profit margins as compared with our other pearl and jewelry products.

The sales of assembled pearl and jewelry products increased by approximately HK$33.0 million, or 19.1%, from approximately HK$172.5 million in fiscal year 2006 to approximately HK$205.5 million in fiscal year 2007. The sales of assembled pearl and jewelry products accounted for approximately 51.6% and 45.6% of our total sales in fiscal years 2007 and 2006, respectively.

Rental Income

Gross rental income increased by approximately HK$0.8 million, or 25.7%, from approximately HK$3.4 million for fiscal year 2006 to approximately HK$4.2 million for fiscal year 2007. The increase in gross rental income was primarily due to an increase of approximately HK$1.0 million in rental income attributable to Man Sang Industrial City.

Selling, General and Administrative Expenses (“SG&A expenses”)

SG&A expenses increased by approximately HK$12.8 million, or 16.6%, from approximately HK$77.2 million for fiscal year 2006 to approximately HK$90.0 million for fiscal year 2007.

SG&A expenses increased by approximately HK$13.7 million, or 19.5%, from approximately HK$70.4 million for fiscal year 2006 to approximately HK$84.1 million for fiscal year 2007, primarily due to one-time stock compensation expenses of approximately HK$5.3 million attributable to the grants of share options by MSIL to certain directors and employees during fiscal year 2007 and development and implementation costs of approximately HK$3.8 million associated with a new enterprise resources planning system recognized in our income statement and not capitalized. Apart from these one-time expenses, the operating costs of the rental of our headquarters and salaries of our employees increased by approximately HK$2.7 million in fiscal year 2007 compared to fiscal year 2006.

SG&A expenses attributable to our real estate operations decreased by approximately HK$0.9 million, or 13.4%, from approximately HK$6.8 million for fiscal year 2006 to approximately HK$5.9 million for fiscal year 2007. This decrease was primarily due to a decrease in maintenance costs in fiscal year 2007 following completion of specified maintenance works in fiscal year 2006.

SG&A expenses as a percentage of net sales, wholly attributable to pearl operations increased from approximately 18.6% in fiscal year 2006 to approximately 21.1% in fiscal year 2007.

Interest Income

Interest income increased by approximately HK$2.3 million, or 32.4%, from approximately HK$7.1 million for fiscal year 2006 to approximately HK$9.4 million for fiscal year 2007. The increase in interest income was principally due to higher interest rates and increased bank deposits in fiscal year 2007 as compared to fiscal year 2006.

Interest Expenses

No interest expenses were paid in fiscal year 2007 and fiscal year 2006 because of no bank borrowings during these two fiscal years.

Income Tax Expenses

Income tax expenses increased by approximately HK$2.7 million, or 65.9%, from approximately HK$4.1 million for fiscal year 2006 to approximately HK$6.8 million for fiscal year 2007, primarily due to higher taxable income in fiscal year 2007.

Net Income

Net income increased by approximately HK$10.4 million, or 59.1%, from approximately HK$17.6 million for fiscal year 2006 to approximately HK$28.0 million for fiscal year 2007. The increase was mainly due to an increase of gross profits of approximately HK$6.8 million, an increase of interest income of approximately HK$2.3 million and a one-time realized gain of approximately HK4.8 million on the sale of marketable securities, of which there was other-than-temporary impairment of approximately HK$2.1 million recognized in fiscal year ended March 31, 2003, but partly offset by an increase in SG&A expenses of HK$13.7 million.

Off-Balance Sheet Arrangements

We do not currently utilize any off-balance sheet arrangements with unconsolidated entities.

Indebtedness

As of March 31, 2008, we had total outstanding bank borrowings of approximately HK$199.8 million, consisting of long-term borrowings and short-term borrowings. As of March 31, 2008, we had long-term bank borrowings of approximately HK$166.5 million. The terms of these long-term bank borrowings range between one and four years, and are payable between one and four years. Of our long-term bank borrowings, almost all are variable interest rate loans. As of March 31, 2008, the average interest rate of all long-term borrowings was approximately 7.11% per annum. As of March 31, 2008, we had short-term bank borrowings of HK$33.3 million. All of our short-term bank borrowings are variable interest rate loans, with an average interest rate of approximately 7.34% as of March 31, 2008. We have agreed with a bank to comply with one restrictive financial covenant in respect to certain credit facilities, being a restriction on the gearing ratio of MSIL.

As of March 31, 2008, our banking facilities were secured by mortgages of our leasehold land and buildings of approximately HK$281.9 million and real estate investments in the amount of approximately HK$12.6 million.

Contractual Obligations

We are subject to various financial obligations and commitments in the normal course of operations. These contractual obligations represent known future cash payments that we are required to make and relate primarily to long-term debt, capital commitment obligations with respect to property under development and operating leases.

The following table summarizes our contractual obligations as of March 31, 2008.

		Less than 1			More than
Contractual Obligations	Total	Year	1-3 Years	3-5 Years	5 Years
	(HK$ in thousands)

Long-term debt(1)	199,800	33,300	166,500	—	—
Capital commitment obligations	165,084	132,450	32,634	—	—
Operating lease obligations	37,009	13,896	21,113	—	—

Total contractual obligations	401,893	179,646	220,247	—	—

(1)	Excluding interest on long-term bank loans.

Capital Expenditures

Capital expenditures in fiscal years 2006, 2007 and 2008 were approximately HK$6.7 million, HK$8.9 million and HK$293.8 million, respectively, representing approximately 1.8%, 2.2% and 46.4% of net sales, respectively. Capital expenditures during fiscal years 2006 and 2007 were focused primarily on enhancing existing manufacturing facilities. Capital expenditures during fiscal year 2008 were focused primarily on the construction of the phase one market center for CP&J City. We anticipate investing approximately HK$135.0 million for capital expenditures in fiscal year 2009, nearly all of which will be dedicated to the construction of the phase two market center for CP&J City.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the Emerging Issues Task Force (EITF) Issue 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement,” (EITF 06-3). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, including but not limited to sales and value-added taxes. In EITF 06-3 a consensus was reached that entities may adopt a policy of presenting these taxes in the income statement on either a gross or net basis. If these taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes if reflected on a gross basis in the income statement. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company has adopted EITF 06-3 in the first quarter of 2007. The Company presents revenues net of sales and value-added taxes in its consolidated statement of operations.

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

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”), which gives entities the option to measure eligible financial assets, and financial liabilities at fair value under other instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The Company is currently evaluating the impact of adopting this statement.

On April 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The first step is recognition, whereby a determination is made whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is to measure a tax position that meets the recognition threshold to determine the amount of benefit to recognize. The Company does not believe there are significant unrecognized tax benefits, and the adoption of FIN 48 does not result in a material impact on the Company’s position.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for us beginning April 1, 2009 and will apply prospectively to business combinations completed on or after that date. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after March 31, 2009.

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

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin 110 (SAB 110) to amend the SEC’s views discussed in Staff Accounting Bulletin 107 (SAB 107) regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). SAB 110 is effective for us beginning in the first quarter of fiscal year 2008. We will continue to use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB 107, as amended by SAB 110.

Liquidity and Capital Resources

We operate in a capital intensive industry. Our sources of funds have been cash generated from accounts receivable and sales of inventories, as well as bank borrowings and placements of equity securities by our Subsidiaries. Our liquidity requirements relate primarily to investing in real estate development, purchases of fixed assets and servicing our indebtedness and working capital.

Our liquidity position is primarily affected by our inventory levels of raw materials such as pearls and diamonds, the amount of completed properties held for sale, the level of our accounts payables and receivables and our ability to obtain external financing to meet our debt obligations and to finance our capital expenditures.

Our liquidity resources include cash-on-hand, banking facilities, funds generated from internal operations, disposition of properties, proceeds from the issuance of subordinated debts to minority interests and proceeds from the issuance of common stock.

Working Capital

Working capital increased by HK$124.9 million, or 32.5%, from HK$384.0 million as at March 31, 2007 to HK$508.9 million as at March 31, 2008. This increase was primarily due to an increase of HK$306.7 million in cash and cash equivalents, an increase of HK$108.5 million in accounts receivable and an increase of HK$158.1 million in completed properties held for sale. This increase was partially offset by an increase in accounts payable of HK$104.2 million, an increase in receipts in advance of HK$181.9 million and an increase in loans from minority interests of HK$114.3 million arising as a result of the consolidation of CP&J City in fiscal year 2008.

Cash Balances

Cash balances increased by HK$306.7 million, or 103.3%, from HK$297.0 million as at March 31, 2007 to HK$603.7 million as at March 31, 2008. This increase was primarily due to an increase in net cash of HK$322.3 million resulting from operating activities and net cash of HK$336.1 million from financing activities. This increase was partially offset by an increase of HK$368.5 in net cash used in investing activities, primarily used for construction payments for the development of CP&J City.

Current Ratio

Our current ratio decreased from 10.3 in fiscal year 2007 to 1.9 in fiscal year 2008. This decrease was primarily due to increased costs associated with the construction of CP&J City. Our current assets less current liabilities increased by HK$124.9 million, but the ratio of current assets to current liabilities decreased to 1.9.

Cash Flows

Net cash provided by operating activities

Net cash provided by operating activities increased by HK$247.1 million, or 328.4%, from HK$75.2 million for fiscal year 2007 to HK$322.3 million for fiscal year 2008. This increase was primarily due to an increase in operating income of HK$83.8 million, and an increase of HK$202.5 million in accounts payable and receipt in advance. This increase was partially offset by a decrease in accounts receivable of HK$56.6 million.

Net cash used in investing activities

Net cash used in investing activities increased by HK$284.4 million, or 338.1%, from HK$84.1 million for fiscal year 2007 to HK$368.5 million for fiscal year 2008. This increase was primarily due to primarily due to cash outflow of HK$465.7 million for construction payments for the development of CP&J City. This increase was offset by proceeds HK$25 million from sales of real estate investments and cash of HK$75.4 million acquired as part of the acquisition of a 6% controlling interest in CPJC.

Share Placement

In July 2007, MSIL entered into a placement of 200 million existing shares of MSIL with institutional investors at a price of HK$1.48 per placing share to raise approximately HK$296.0 million. In August 2007, we received HK$285.3 million in cash after deducting fees and expenses incurred in connection with the placing.

Inventories for our Pearl Operations

Inventories for our pearl operations increased by HK$3.2 million, or 6.9%, from HK$46.2 million as at March 31, 2007 to HK$49.4 million as at March 31, 2008. This increase in inventories was in response to increased orders from our customers and an increase in the range and quantity of products that we offer.

Accounts Receivable for Pearl Operations

Accounts receivable for pearl operations increased by HK$28.7 million, or 50.5%, from HK$56.9 million as at March 31, 2007 to HK$85.7 million as at March 31, 2008. This increase was primarily due to an increase in net sales made to the customers on credit as opposed to cash and a decrease of HK$5.3 million in allowance for doubtful debt.

The average debtor turnover period increased by 24.9 days, from 52.2 days in fiscal year 2007 to 77.1 days in fiscal year 2008.

Secured Debt

Secured debt consists primarily of long-term and short-term bank borrowings in Renminbi for the development of CP&J City and is secured primarily by the land of CP&J City.

Working Capital Facilities

Available working capital facilities increased by HK$309.8 million, or 295.0%, from HK$105.0 million as at March 31, 2007 to HK$414.8 million as at March 31, 2008. This increase was primarily due to increased bank facilities which we have taken out to meet our anticipated future liquidity requirements. Available working capital facilities include letter of credit arrangements, import loans, overdraft and other facilities. All such banking facilities bear interest at floating rates generally offered by banks in Hong Kong and the PRC, and are subject to periodic review. As at March 31, 2008, we had secured loans of HK$199.8 million, all of which we have utilized.

We expect to require additional cash in order to fund our ongoing business needs and expansion of our future operations. We have not encountered any difficulties in meeting our current cash obligations and expect to continue meeting our liquidity and cash needs through revenue generated by our business, bank borrowings. In this regard, we believe that our existing cash, cash equivalents, banking facilities and funds to be generated from internal operations will be sufficient to meet our anticipated future liquidity requirements for the next 12 months.

Inflation

Historically, inflation has not had a significant effect on our business. According to the National Bureau of Statistics of China, China’s overall national inflation rate, as represented by the general consumer price index, was approximately 1.5% and 4.8% in 2006 and 2007, respectively. Recently, the inflation rate in China has risen from 2007 levels. From January 1, 2008 to May 2008, the inflation rate in China was approximately 7.0%. Although neither inflation nor deflation in the past had any material adverse impact on our results of operations, increases in the national inflation rate of the Chinese economy in the future may materially and adversely affect our financial condition and results of operations.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements. These statements have been prepared in accordance with U.S. GAAP. These principles require management to make certain estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. The most significant estimates and assumptions include valuation of inventories, provisions for income taxes and uncollectible accounts, the recoverability of non-consolidated investments and long-lived assets. Actual results could differ from these estimates. Periodically, the Company reviews all significant estimates and assumptions affecting the financial statements and records the effect of any necessary adjustments.

The following critical accounting policies rely upon assumptions and estimates that were used in the preparation of the Company’s consolidated financial statements:

Allowance for doubtful accounts.  We maintain an allowance for doubtful accounts based on estimates of the credit-worthiness of our customers. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories write-downs.  We write down the amount by which the cost of inventories (determined by the weighted average method) exceeds their estimated market values based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Long-lived assets.  We periodically evaluate the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, whenever events and circumstances indicate that the carrying value of the asset may no longer be recoverable. An impairment loss, measured based on the estimated fair value of the asset, is recognized if expected future undiscounted cash flows are less than the carrying amount of the assets.

Non-consolidated investments.  An adverse change in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments (which we determine by referring to the operating results of, and the return generated from, such investments), thereby possibly requiring an impairment charge.

Marketable securities.  We hold for long-term investment purposes certain publicly traded securities, which are classified as available for sale. Management periodically reviews these investments for other than temporary decline in value. In our review in fiscal year 2004, taking into account the length of time and the extent to which the market value of certain securities have been below cost, and other qualitative factors, management determined that a decline in value of such securities was other than temporary, which we recognized in our income statement. Management will continue to periodically review the market value of our investments in securities, and if it determines in the future, based at least in part on the length of time and the extent to which the market value is less than cost as well as the financial conditions and prospects of the respective issuers, that an other than temporary decline in value occurs, we may be required to make further write-downs for such decline in value.

Allowances for Deferred Income Tax Assets.  Tax benefits arising from deductible temporary differences, unused tax credits and net operating loss carry forwards are recognized as deferred tax assets. We record a valuation allowance to reduce our deferred income tax assets to an amount that we believe will more likely than not be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need and amount for the valuation allowance. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of our net recorded amount, an adjustment to our deferred income tax assets would increase income in the period such determination was made. Alternatively, should we determine that we would not be able to realize all or part of our net deferred income tax assets in the future, an adjustment to our deferred income tax assets would decrease income in the period such determination was made.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As at March 31, 2008, we had no derivative contracts, such as forward contracts and options to hedge against exchange fluctuations.

We denominate our sales in either US dollars or Hong Kong dollars. In fiscal year 2008, we made approximately 41.8% of our purchases in US dollars and approximately 27.6% of our purchases in Hong Kong dollars and 14.7% of our purchases in Renminbi. Since the Hong Kong dollar remained “pegged” to the US dollar at a consistent rate, we feel that the exposure of our sales proceeds to foreign exchange fluctuations is minimal. Furthermore, the potential revaluation of the Renminbi will not be considered significant to our operations as we believe that the risk of a substantial fluctuation of the Renminbi exchange rate remains low. As at March 31, 2008, we have bank borrowings of HK$199.8 million.

Because most of our purchases are made in currencies in which we believe there is a low risk of appreciation or devaluation and our sales are made in US dollars, we have determined that our currency risk in the foreseeable future should not be material, and that no derivative contracts, such as forward contracts and options to hedge against foreign exchange fluctuations, were necessary during this quarter.

We are exposed to interest rate risk resulting from fluctuations in interest rates. As at March 31, 2008, we had borrowed approximately HK$199.8 million under floating rate credit facilities. All such banking facilities bear interest at floating rates generally offered by banks in Hong Kong and the PRC and are subject to periodic review. Fluctuations in interest rates can lead to significant fluctuations in the fair value of our debt obligations. We closely monitor interest rate risk and consider using appropriate financial instruments to hedge any exposure. However, we do not currently use any derivative instruments to manage our interest rate risk. Given the relative price stability associated with the raw materials used in our products, we believe our commodity price risk should not be material.

ITEM 8.	FINANCIAL STATEMENTS

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Statements of Income and Comprehensive Income for the years ended March 31, 2008, 2007 and 2006	F-3
Consolidated Balance Sheets as of March 31, 2008 and 2007	F-4
Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2008, 2007 and 2006	F-6
Consolidated Statements of Cash Flows for the years ended March 31, 2008, 2007 and 2006	F-5
Notes to Consolidated Financial Statements	F-7

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 31, 2007, our Audit Committee approved the resignation of Moores Rowland Mazars (“MRM”) as our independent auditors, effective May 31, 2007. On May 31, 2007, the Audit Committee appointed Grant Thornton as the Company’s new independent auditors, effective from June 1, 2007. There was no disagreement between the Company and MRM as our independent auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MRM, would have caused MRM to make reference to the subject matter of the disagreement in connection with its report. We reported the change of independent auditors on Form 8-K filed on June 4, 2007 with the Securities and Exchange Commission, which is incorporated herein by reference.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in our reports under the Securities and Exchange Act of 1934, as amended. In accordance with Rule 13a-15(b) of the Securities and Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008, the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008 to ensure that information we are required to disclose under applicable laws and regulations is (1) recorded, processed, summarized and reported in a timely manner; and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. No change was made in our internal control over financial reporting during the fiscal year ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting includes, among others (i) maintaining records that are in reasonable detail and accurately and fairly reflect our transactions and dispositions of assets; (ii) providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; (iii) providing reasonable assurance that our receipts and expenditures are made in accordance with management authorization; and (iv) providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements is prevented or detected on a timely basis.

Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this report based on (a) the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. In order to assist our management to evaluate the effectiveness of our internal control over financial reporting, we also engaged BDO McCabe Lo Limited, an independent registered public accounting firm, to perform a high level risk assessment. Based on this evaluation, we identified a material weakness in our internal control over financial reporting as of March 31, 2008.

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of March 31, 2008, we identified a material weakness in the design of accounting policies, procedures, and controls specifically related to the application of U.S. GAAP principles in accounting for the sale of properties and the corresponding recognition of revenue.

During fiscal year 2008, we significantly expanded our property development operations, which involve property development and sales of new properties. Accounting for these transactions involves complex accounting principles and requires specialized personnel with specific U.S. GAAP knowledge and experience. Absent such personnel or knowledge, during this period we accounted for portions of our new property sales as liabilities, which is not in accordance with U.S. GAAP principles. In addition, we accounted for portions of our new property sales as revenues without reference to U.S. GAAP principles, which set specific initial investment thresholds to account for such transactions as sales. As a result of this practice, we were required to make adjustments in our financial statements to properly reflect U.S. GAAP principles. These adjustments have been made prior to the issuance of this Form 10-K. We recognize that our internal control over financial reporting is ineffective in this regard and are committed to strengthening our resources to treat all such transactions in accordance with U.S. GAAP principles in the future. In addition, we are actively seeking to identify other potential weaknesses in our internal control system given the expansion of our existing operations.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in the Company’s proxy statement for its 2008 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2008 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company’s proxy statement for its 2008 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2008 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the heading “Equity Compensation Plan Information” is included in Item 5 of this Annual Report on Form 10-K. The remaining information required by this Item will be included in the Company’s proxy statement for its 2008 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2008 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the Company’s proxy statement for its 2008 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2008 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in the Company’s proxy statement for its 2008 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2008 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Items Files as Part of Report:

1.	Financial Statements

The financial statements of the Company as set forth in the Index to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K are hereby incorporated by reference.

2.	Financial Statements Schedules

Schedule II — Valuation and qualifying accounts

	Balance at	Charged/
	Beginning	(Credited)	Deductions	Balance at End
Description	of the Year	to Expenses	Note(a)	of the Year

Year ended March 31, 2008
Allowance for doubtful debt	26,201	(5,303)	(856)	20,042
Deferred tax asset valuation allowance	2,010	10,041	—	12,051
Year ended March 31, 2007
Allowance for doubtful debt	26,031	1,551	(1,379)	26,201
Deferred tax asset valuation allowance	2,622	(612)	—	2,010
Year ended March 31, 2006
Allowance for doubtful debt	26,528	286	(783)	26,031
Deferred tax asset valuation allowance	3,887	(1,265)	—	2,622

Note (a) Bad debts write-offs

(b)	Report on Form 8-K

A report on Form 8-K was filed on January 8, 2008 to announce the resignation of Hung Kwok Wing, Sonny as Executive Director from the Board of Directors of the Company.

(c)	Exhibits

The exhibits listed under Item 15(c) are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission, and are incorporated by reference as indicated below.

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Man Sang Holdings, Inc., including the Certificate of Designation, Preferences and Rights of a Series of 100,000 Shares of Preferred Stock, $.001 Par Value, Designated “Series A Preferred Stock,” filed on January 12, 1996(1)
3.2	Certificate of Designation, Preferences and Rights of a Series of 100,000 Shares of Preferred Stock, $.001 Par Value, Designated “Series B Preferred Stock,” dated April 1, 1996(2)
3.3	Amended Bylaws of Man Sang Holdings, Inc., effective as of January 10, 1996(1)
3.4	Amended and Restated Bylaws of Man Sang Holdings, Inc., amended and effective as of August 4, 2005(8)
3.5	Amended and Restated Bylaws of Man Sang Holdings, Inc., amended and effective as of December 14, 2007(13)
10.1	Acquisition Agreement, Dated December 1995, between Unix Source America, Inc. and the Shareholders of Man Sang International (B.V.I.) Limited(1)
10.2	Tenancy Agreement, dated June 24, 1996, between Same Fast Limited and Man Sang Jewellery Company Limited(3)
10.3	Man Sang Holding, Inc. 1996 Stock Option Plan(3)

Exhibit No.	Description

10.4	Service Agreement, dated September 8, 1997, between Man Sang International Limited and Cheng Chung Hing(5)
10.5	Service Agreement, dated September 8, 1997, between Man Sang International Limited and Cheng Tai Po(5)
10.6	Service Agreement, dated September 8, 1997, between Man Sang International Limited and Hung Kwok Wing(5)
10.7	Service Agreement, dated September 8, 1997, between Man Sang International Limited and Sio Kam Seng(5)
10.8	Service Agreement, dated September 8, 1997, between Man Sang International Limited and Ng Hak Yee(5)
10.9	Service Agreement, dated September 8, 1997, between Man Sang International Limited and Yan Sau Man Amy(5)
10.10	Contract dated November 8, 1997, between Nan’ao Shaohe Pearl Seawater Culture Co., Ltd. of Guangdong Province, People’s Republic of China, Man Sang Jewellery Co., Ltd. of Hong Kong and Chung Yuen Company o/b Golden Wheel Jewellery Mfr. Ltd. of Hong Kong to establish a cooperative joint venture in Nan’ao County, Guangdong Province, People’s Republic of China(6)
10.11	Agreement dated January 2, 1998, between Overlord Investment Company Limited and Excel Access Limited, a subsidiary of the Company, pursuant to which Excel Access Limited will purchase certain real property located at Flat A, 33rd Floor, of Valverde, 11 May Road, Hong Kong for HK$15,050,000(6)
10.12	Agreement for Sale and Purchase dated March 7, 1998, between City Empire Limited and Wealth-In Investment Limited, a subsidiary of the Company, pursuant to which Wealth-In Investment Limited purchased certain real property located at Flat B on the 20th Floor of The Mayfair, One May Road, Hong Kong, at a purchase price of HK$39,732,200(7)
10.13	Service Agreement, dated February 10, 2000, between Man Sang International Limited and Wong Ka Ming(9)
10.14	Service Agreement, dated August 31, 2000, between Man Sang International Limited and Cheng Chung Hing(10)
10.15	Service Agreement, dated August 31, 2000, between Man Sang International Limited and Cheng Tai Po(10)
10.16	Service Agreement, dated August 31, 2000, between Man Sang International Limited and Yan Sau Man, Amy(10)
10.17	Service Agreement, dated August 31, 2003, between Man Sang International Limited and Cheng Chung Hing(11)
10.18	Service Agreement, dated August 31, 2003, between Man Sang International Limited and Cheng Tai Po(11)
10.19	Service Agreement, dated August 31, 2003, between Man Sang International Limited and Yan Sau Man, Amy(11)
10.20	Service Agreement, dated August 31, 2006, between Man Sang International Limited and Cheng Chung Hing
10.21	Service Agreement, dated August 31, 2006, between Man Sang International Limited and Cheng Tai Po
10.22	Agreement for the Sale and Purchase of Shares in China Pearls and Jewelry City Holdings Limited dated March 8, 2007 by and between Tiptop Sky Holdings Limited and Smartest Man Holdings Limited(12)
13.1	Annual report to security holders(4)
21.1	Subsidiaries of the Company
24.1	Power of Attorney (included on page 41)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit No.	Description

32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K dated January 8, 1996

(2)	Incorporated by reference to the exhibits filed with the Company’s Registration Statement on Form 8-A dated June 17, 1996

(3)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10- QSB for the quarterly period ended December 31, 1996

(4)	Incorporated by reference to the Form 10- KSB/A for the fiscal year ended March 31, 1997

(5)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997

(6)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997

(7)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998

(8)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005

(9)	Incorporated by reference to the exhibits filed with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000

(10)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000

(11)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003

(12)	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K dated March 12, 2007

(13)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAN SANG HOLDINGS, INC.

By:	/s/ CHENG Chung Hing, Ricky
CHENG Chung Hing, Ricky
Chairman of the Board, President and
Chief Executive Officer

Date: June 26, 2008

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Cheng Chung Hing, Ricky and Pak Wai Keung, Martin, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHENG Chung Hing, Ricky CHENG Chung Hing, Ricky	Chairman of the Board, President, and Chief Executive Officer	June 26, 2008

/s/ PAK Wai Keung, Martin PAK Wai Keung, Martin	Chief Financial Officer	June 26, 2008

/s/ CHENG Tai Po CHENG Tai Po	Vice Chairman of the Board	June 26, 2008

Consolidated Financial Statements
MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
For the year ended March 31, 2008

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of
Man Sang Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Man Sang Holdings, Inc. and subsidiaries (the “Company”) as of March 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2008 in conformity with U.S. generally accepted accounting principles.

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

As described in Note 2 to the consolidated financial statements the Company has adopted FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, effective as of April 1, 2007, and as described in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, effective as of April 1, 2006.

Grant Thornton
Hong Kong

June 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of
Man Sang Holdings, Inc.

We have audited the accompanying consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows of Man Sang Holdings, Inc. and subsidiaries (the “Company”) for the year ended March 31, 2006 all expressed in Hong Kong dollars. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended March 31, 2006 in conformity with U.S. generally accepted accounting principles.

Our audits also comprehended the translation of Hong Kong dollar amounts into U.S. dollar amounts and, in our opinion, such translation has been made in conformity with the basis stated in Note 2. Such U.S. dollar amounts are presented solely for the convenience of readers in the United States of America.

Moores Rowland Mazars
Chartered Accountants
Certified Public Accountants
Hong Kong

June 28, 2006

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended March 31,
	2008	2008	2007	2006
	US$	HK$	HK$	HK$
	(Dollars in thousands except share data)

Net sales — Pearl operations	51,980	405,444	398,279	378,297
— Real estate operations	29,262	228,247	—	—

Total net sales	81,242	633,691	398,279	378,297
Cost of sales	(45,153)	(352,195)	(285,580)	(272,443)

Gross profit	36,089	281,496	112,699	105,854
Rental income, gross	872	6,802	4,225	3,362
Expenses from rentals	(764)	(5,956)	(5,888)	(6,802)

	108	846	(1,663)	(3,440)
Selling, general and administrative expenses	(15,183)	(118,430)	(84,134)	(70,411)

Operating income	21,014	163,912	26,902	32,003
Equity in loss of an affiliate	(1)	(7)	—	—
Interest income	2,291	17,872	9,394	7,140
Gain on sale of a real estate investment	1,344	10,485	—	—
Other income	474	3,693	28,981	2,312

Income before income taxes and minority interests	25,122	195,955	65,277	41,455
Income taxes expense	(9,649)	(75,267)	(6,776)	(4,095)
Minority interests	(10,353)	(80,753)	(30,536)	(19,748)

Net income	5,120	39,935	27,965	17,612

Other comprehensive income, net of taxes:
Foreign currency translation adjustments	1,047	8,169	661	998
Unrealized holding gain on marketable securities arising during the year	7	54	360	1,618
Reclassification adjustment for realized gain upon sale of marketable securities included in net income for the year	(48)	(374)	(1,632)	—

Other comprehensive income, net of taxes	1,006	7,849	(611)	2,616

Comprehensive income	6,126	47,784	27,354	20,228

Basic earnings per common share	0.79	6.16	4.31	2.90

Diluted earnings per common share	0.76	5.94	4.23	2.74

Weighted average number of shares of common stock outstanding:
— basic earnings per share	6,382,582	6,382,582	6,382,582	5,980,870

— diluted earnings per share	6,382,582	6,382,582	6,382,582	6,323,848

See accompany notes to consolidated financial statements.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	2008	2007
	US$	HK$	HK$
	(Dollars in thousands
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	77,392	603,657	296,969
Marketable securities	694	5,411	8,350
Accounts receivable, net of allowance for doubtful accounts of HK$17,124 and HK$22,436 in 2008 and 2007, respectively	21,210	165,436	56,921
Completed properties held for sale	20,269	158,101	—
Inventories, net	6,333	49,395	46,195
Prepaid expenses	1,040	8,114	3,516
Deposits and other receivables, net of allowance for doubtful accounts of HK$2,918 and HK$3,766 in 2008 and 2007, respectively	3,843	29,975	12,906
Deposits on acquisition of land for development	6,478	50,526	—
Other current assets	3	25	141
Income taxes receivable	722	5,630	1,620

Total current assets	137,984	1,076,270	426,618
Property, plant and equipment, net	13,782	107,497	104,671
Real estate investment, net	52,525	409,695	60,979
Property under development	15,867	123,767	—
Investment in an affiliate	13	104	86,587
Deferred tax assets	65	505	254
Goodwill	8,179	63,799	—

Total assets	228,415	1,781,637	679,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Secured debts — current portion	4,269	33,300	—
Accounts payable	15,888	123,928	19,776
Accrued payroll and employee benefits	1,261	9,838	8,428
Receipt in advance	23,315	181,859	—
Loan from minority interests	14,654	114,300	—
China tax payable	1,848	14,409	—
Other accrued liabilities	2,372	18,502	12,000
Income taxes payable	9,137	71,266	2,396

Total current liabilities	72,744	567,402	42,600

Secured debts	21,346	166,500	—

Deferred tax liabilities	1,062	8,283	2,290

Minority interests	79,933	623,475	313,860

Commitments and contingencies (note 11 & 12)	—	—
Stockholders’ equity:
Series A preferred stock US$0.001 par value
— authorized, issued and outstanding 100,000 shares in 2008 and 2007 (entitled in liquidation to US$2,500 (HK$19,500))	—	1	1
Series B preferred stock US$0.001 par value
— authorized 100,000 shares; no shares outstanding		—	—
Common stock of par value US$0.001
— authorized 31,250,000 shares; issued and outstanding, 6,382,582 shares in 2008 and 2007	6	49	49
Additional paid-in capital	15,024	117,184	69,350
Retained earnings	36,617	285,621	245,686
Accumulated other comprehensive income	1,683	13,122	5,273

Total stockholders’ equity	53,330	415,977	320,359

Total liabilities and stockholders’ equity	228,415	1,781,637	679,109

See accompany notes to consolidated financial statements.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2008	2008	2007	2006
	US$	HK$	HK$	HK$
	(Dollars in thousands except share data)

Cash flow from operating activities
Net income	5,120	39,935	27,965	17,612
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful debts	(680)	(5,303)	1,551	286
Inventory write down	2,486	19,386	7,327	25,000
Depreciation and amortization	1,483	11,569	8,299	7,602
Equity in loss of an affiliate	1	7	—	—
Gain on sale of real estate investment	(1,344)	(10,485)	—	—
Gain on sale of property, plant and equipment	(4)	(30)	399	(1)
Minority interest	10,353	80,753	30,536	19,748
Realized gain on sale of marketable securities	(289)	(2,257)	(4,769)	(706)
Stock compensation expense	165	1,290	5,317	—
Changes in operating assets and liabilities, net of effects from sale of subsidiaries:
Accounts receivable	(7,558)	(58,955)	(11,142)	(122)
Inventories	(2,896)	(22,586)	2,855	2,473
Prepaid expenses	(587)	(4,575)	2,267	(1,283)
Deposits and other receivables	(1,717)	(13,392)	(2,662)	(4,769)
Other current assets	15	116	118	123
Income taxes receivable	(514)	(4,010)	(363)	(573)
Deferred tax assets	(32)	(251)	768	(764)
Accounts payable	13,344	104,086	8,226	2,785
Accrued payroll and employee benefits	123	957	(1,000)	(2,568)
Receipt in advance	12,620	98,434	—	—
Other accrued liabilities	(526)	(4,099)	(1,061)	2,224
China tax payable	1,848	14,409	—	—
Income taxes payable	8,829	68,870	347	(2,538)
Deferred tax liabilities	1,086	8,472	259	818

Net cash provided by operating activities	41,326	322,341	75,237	65,347

Cash flow from investing activities
Proceeds from sale of property, plant and equipment	4	32	268	915
Proceeds from sale of real estate investment	3,205	25,000	—	—
Purchase for property under development	(59,706)	(465,695)	—	—
Purchase of property, plant and equipment	(940)	(7,333)	(8,893)	(6,742)
Acquisition of 6% controlling interest in CPJC, net of cash acquired	9,666	75,396	—	—
Acquisition and advance to an affiliate	(14)	(112)	(84,895)	(1,692)
Purchase of marketable securities	(2)	(13)	—	(5,051)
Proceeds from sale of marketable securities	545	4,250	9,405	1,893

Net cash used in investing activities	(47,242)	(368,475)	(84,115)	(10,677)

Cash flow from financing activities
Increase in secured debts	8,538	66,600	—	—
Loan from minority stockholders	4,500	35,100
Net proceeds from issuance of common shares by a subsidiary	37,227	290,370	759	—
Dividend paid by a subsidiary	(2,728)	(21,280)
Repayment of secured debts	(2,846)	(22,200)	—	—
Return of capital to stockholders	(1,596)	(12,446)	—	—
Net proceeds from issuance of common stock	—	—	—	5,952

Net cash provided by financing activities	43,095	336,144	759	5,952

Net increase (decrease) in cash and cash equivalents	37,179	290,010	(8,119)	60,622
Cash and cash equivalents at beginning of year	38,073	296,969	304,753	243,297
Exchange adjustments	2,140	16,678	335	834

Cash and cash equivalents at end of year	77,392	603,657	296,969	304,753

Supplementary disclosures of cash flow information:
Cash paid during the year for:
Interest and finance charges	1,672	13,041	—	—
Income taxes paid	817	6,374	5,182	9,008

See accompany notes to consolidated financial statements.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

												Accumulated
	Series A		Series B					Additional				Other		Total
	Preferred Stock		Preferred Stock		Common Stock			Paid-in		Retained		Comprehensive		Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount		Capital		Earnings		Income		Equity
		HK$		HK$		HK$		HK$		HK$		HK$		HK$
	(Dollars in thousands except share data)

Balance at March 31, 2005	100,000	1	—	—	5,570,082		35		61,660		199,752		3,268		264,716
Issuance of common stock upon exercise of stock options	—	—	—	—	812,500		14		5,938		—		—		5,952
Translation adjustment	—	—	—	—	—		—		—		—		998		998
Unrealized holding gain on marketable securities	—	—	—	—	—		—		—		—		1,618		1,618
Net income	—	—	—	—	—		—		—		17,612		—		17,612

Balance at March 31, 2006	100,000	1	—	—	6,382,582		49		67,598		217,364		5,884		290,896
Issuance of common stock by a subsidiary	—	—	—	—	—		—		(517)		—		—		(517)
Stock compensation expense	—	—	—	—	—		—		2,626		—		—		2,626
Share options of a subsidiary lapsed	—	—	—	—	—		—		(357)		357		—		—
Translation adjustment	—	—	—	—	—		—		—		—		661		661
Unrealized holding gain on marketable securities	—	—	—	—	—		—		—		—		(1,272)		(1,272)
Net income	—	—	—	—	—		—		—		27,965		—		27,965

Balance at March 31, 2007	100,000	1	—	—	6,382,582		49		69,350		245,686		5,273		320,359
Issuance of common stock by a subsidiary	—	—	—	—	—		—		(4,436)		—		—		(4,436)
Stock compensation expense	—	—	—	—	—		—		573		—		—		573
Deemed receipt from shareholders	—	—	—	—	—		—		64,143		—		—		64,143
Return of capital to shareholders	—	—	—	—	—		—		(12,446)		—		—		(12,446)
Translation adjustment	—	—	—	—	—		—				—		8,169		8,169
Unrealized holding gain on marketable securities	—	—	—	—	—		—				—		54		54
Reclassification adjustment for realized gain upon sale of marketable securities included in net income for the year	—	—	—	—	—		—				—		(374)		(374)
Net income	—	—	—	—	—		—				39,935				39,935

Balance at March 31, 2008	100,000	1	—	—	6,382,582		49		117,184		285,621		13,122		415,977

		—		—		US$	6	US$	15,024	US$	36,617	US$	1,683	US$	53,330

As of March 31, 2008, 2007 and 2006, retained earnings in the amounts of HK$4,867, HK$4,867 and HK$4,867, respectively, have been reserved by the subsidiaries in the People’s Republic of China (the “PRC”) in accordance with the relevant PRC regulations, this reserve is only distributable in the event of liquidation of these PRC subsidiaries.

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

As a result of this transaction the Company’s equity interest in MSIL, was reduced to 49.4%. The Company continues to account for MSIL as a consolidated subsidiary during the year and as of the balance sheet date because it continues to have control over the operating and financial decisions of MSIL.

During fiscal 2007, a total of 3,000,000 options to purchase MSIL shares were exercised, resulting in the Company’s equity interest in MSIL being reduced to 49.3%.

During the fiscal 2008, a total of 21,000,000 options to purchase MSIL shares were exercised and a placement of 200,000,000 MSIL shares were made to independent third parties, resulting in the Company’s equity interest in MSIL being reduced to 40.4%. As of March 31, 2008 and 2007, the Company had an equity interest of 40.4% and 49.3% in MSIL, respectively.

Acquisition and divestiture

The Company has also made a number of long-term investments in companies that supply the Company or distribute its products. The Company has an investment of Renminbi 5,100 (HK$4,730) for a 19.5% stake in a pearl farm located in Nan’ao County in Guangdong Province in the PRC through a cooperative joint venture which has a duration of 11 years. In case of termination or liquidation of the joint venture, the Company is entitled to receive 19.5% of the net assets of the joint venture. As a result of the poor operating performance of the pearl farm, the Company recognized impairment losses of HK$3,000 in 2002 and HK$1,730 in 2004 and are included in selling, general and administrative expenses — Pearls in the consolidated statements of income and comprehensive income.

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

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In November 2007, China Pearls and Jewellery International City Co. Ltd. (“CPJI”), a subsidiary of the Company, invested HK$104,000 to establish a company in the PRC and holds 20% of its total stake. The company is inactive as of March 31, 2008.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation — The consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of consolidation — The consolidated financial statements include the assets, liabilities, revenues and expenses of Man Sang Holdings, Inc. and all of its subsidiaries. All material intra-group transactions and balances have been eliminated.

Investment in an affiliate — An affiliate over which the Company has the ability to exert significant influence, but does not have a controlling interest (generally 20% to 50% owned), and thereby has the ability to participate in the investees’ financial and operating policy decisions, is accounted for using the equity method. The Company’s share of earnings of the affiliate is included in the accompanying consolidated statements of income and comprehensive income. As of March 31, 2008 and 2007, it represents advance to the affiliate which is unsecured, non-interest bearing and has no fixed repayment term.

Cash and cash equivalents — Cash and cash equivalents include cash on hand, demand deposits, interest bearing savings accounts, and time certificates of deposit with a maturity of three months or less when purchased.

Completed properties held for sale — Completed properties held for sale are inventories of real estate held for sale. It is stated at the lower of cost or market value.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories — Inventories are stated at the lower of cost determined by the weighted average method, or market value. Finished goods inventories consist of raw materials, direct labor and overhead associated with the processing of pearls and jewelry products.

Marketable securities — The Company classifies its marketable securities as available-for-sale and carries them at market value with a corresponding recognition of net unrealized holding gain or loss (net of tax) as a separate component of stockholders’ equity until realized. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. Gains and losses on sales of securities are computed on a specific identification basis. Marketable securities comprise:

	March 31,	March 31,
	2008	2007
	HK$	HK$

Publicly traded corporate equity securities listed in Hong Kong, net of other-than-temporary impairment	3,560	5,540
Gross unrealized gains	1,851	2,810

Fair value of marketable securities	5,411	8,350

Long-lived assets — The Company periodically evaluates the carrying value of long-lived assets to be held and used whenever events and circumstances indicate that the carrying value of the asset may no longer be recoverable. An impairment loss, measured based on the fair value of the asset, is recognized if expected future undiscounted cash flows are less than the carrying amount of the assets. Goodwill is not amortized. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.

Property, plant and equipment — Property, plant and equipment is stated at cost. Depreciation is provided using the straight-line method based on the estimated useful lives of the assets as follows:

Leasehold land and buildings	50 years, or less if the lease period is shorter
Plant and machinery	4 to 5 years
Furniture and equipment	4 years
Motor vehicles	4 years

Property under development — Assets under construction are not depreciated until construction is complete and the assets are ready for their intended use. Bank loan interest of HK$16,608 was capitalized for year ended March 31, 2008. No bank loan interest was capitalized for year ended March 31, 2007 and 2006.

Real estate investment — Leasehold land and buildings held for investment are stated at cost. Cost includes the cost of the purchase of the land and construction costs, including finance costs incurred during the construction period. Depreciation of land and buildings is computed using the straight-line method over the term of the underlying lease of the land on which the buildings are located up to a maximum of 50 years.

Long-term investments — The Company’s long-term investments are accounted for under the cost method. The Company periodically evaluates the carrying value of long-term investments held, whenever events and circumstances indicate that the carrying value of the investment may no longer be recoverable. The Company recognizes impairment losses based on the estimated fair value of the investments.

Revenue recognition — The Company recognizes revenue at the time products are shipped to customers and collectibility for such sales is reasonably assured. The Company recognizes gains on sales of real estate pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66 “Accounting for Sales of Real Estate”. The specific timing of a sale is measured against various criteria in SFAS No. 66 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, the Company defers gain recognition and accounts for the continued

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations of the property by applying the deposit, finance, installment or cost recovery methods, as appropriate. Property rental income is recognized on a straight-line basis over the term of the lease, and is stated at the gross amount.

Sales with leaseback transactions — During the year ended March 31, 2008, the Company sold a total of 209 properties from phase one of CP&J City to independent third parties. Net proceeds from these sales were HK$228,247. Concurrent with these sales, the Company entered into an arrangement to lease the properties back from the independent third parties over the lease terms of 3 to 5 years. The Company accounted for all these leases as operating leases. No gain on the sales of the properties was deferred as the transactions meet the criteria for a minor leaseback in accordance with SFAS No. 28. “Accounting for Sales with Leasebacks”.

Income taxes — Deferred income taxes are provided using the asset and liability method. Under this method, deferred income taxes are recognized for all significant temporary differences and classified as current or non-current based upon the classification of the related asset or liability in the financial statements. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all, the deferred tax asset will not be realized.

Net earnings per share (“EPS”) — Basic EPS excludes dilution and is computed by dividing net income attributable to common shareholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (warrants to purchase common stock and common stock options) were exercised or converted into common shares. EPS for all periods presented have been computed in accordance with SFAS No. 128 “Earnings Per Share” issued by the Financial Accounting Standards Board (“FASB”).

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

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of the basic and diluted EPS is as follows:

	For the Year Ended March 31, 2008			For the Year Ended March 31, 2007			For the Year Ended March 31, 2006
	Earnings	Shares	EPS	Earnings	Shares	EPS	Earnings	Shares	EPS
	HK$’000		HK$	HK$’000		HK$	HK$’000		HK$

Basic EPS:
Net income	39,935			27,965			17,612
Allocated to Series A preferred stock	(616)			(431)			(289)

Net income available to common stockholders, adjusted	39,319	6,382,582	6.16	27,534	6,382,582	4.31	17,323	5,980,870	2.90

Effect of dilutive securities
Stock options granted by the Company	—	—		—	—		—	342,978
Stock options granted by a listed subsidiary	(1,429)	—		(537)	—		—	—

Diluted EPS:
Net income available to common stockholders, including conversion	37,890	6,382,582	5.94	26,997	6,382,582	4.23	17,323	6,323,848	2.74

Foreign currency translation — Assets and liabilities of foreign subsidiaries are translated from their functional currency to Hong Kong Dollars at year end exchange rates, while revenues and expenses are translated at average exchange rates during the year. Adjustments arising from translating foreign currency financial statements are reported as a separate component of stockholders’ equity. Gains or losses from foreign currency transactions are included in the statement of income.

Foreign currency risk — The Renminbi (“RMB”) is not a freely convertible currency. The State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. The cash and cash equivalents of the Company included aggregate amounts of HK$117,372 at March 31, 2008 and HK$12,562 at March 31, 2007, which are denominated in RMB.

The PRC subsidiaries conduct their business substantially in the PRC, and their financial performance and position are measured in terms of RMB. Any devaluation of the RMB against the United States dollar would consequently have an adverse effect on the financial performance and asset values of the Company when measured in terms of United States dollars.

Stock-based compensation — Effective April 1, 2006, the Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment (revised 2004)”. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted and recognized over the vesting period. Stock-based compensation expense is included in selling, general and administrative expenses.

Staff retirement plan costs — The Company’s costs related to the defined contribution retirement plans are charged to the consolidated statement of income as incurred.

Translation into United States Dollars — The financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of Hong Kong dollar amounts into U.S. dollars are for the convenience of readers in the United States of America only and have been

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

made at the rate of HK$7.8 to US$1, the approximate free rate of exchange at March 31, 2008. Such translations should not be construed as representations that the Hong Kong dollar amounts could be converted into U.S. dollars at that rate or any other rate.

Advertising and promotion costs — Advertising and promotion expenses are expensed when incurred. Advertising costs included in selling, general and administrative expenses were HK$10,797, HK$803 and HK$969 for the years ended March 31, 2008, 2007 and 2006, respectively.

Use of estimates — The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive income — The Company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”. Accumulated other comprehensive income represents translation adjustments and unrealized holding losses on marketable securities and is included in the stockholders’ equity section of the balance sheet.

Recent changes in accounting pronouncements — In September 2006, the FASB published SFAS No. 157, “Fair Value Measurements”, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among many accounting pronouncements that require fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

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

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2006, the Financial Accounting Standards Board (FASB) ratified the Emerging Issues Task Force (EITF) Issue 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement,” (EITF 06-3). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, including but not limited to sales and value-added taxes. In EITF 06-3 a consensus was reached that entities may adopt a policy of presenting these taxes in the income statement on either a gross or net basis. If these taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes if reflected on a gross basis in the income statement. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company has adopted EITF 06-3 in the first quarter of 2007. The Company presents revenues net of sales and value-added taxes in its consolidated statement of operations.

In December 2007, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 110 (SAB 110) to amend the SEC’s views discussed in Staff Accounting Bulletin 107 (SAB 107) regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123 (R). SAB 110 is effective for us beginning in the first quarter of fiscal year 2008. We will continue to use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB 107, as amended by SAB 110.

New accounting standards — In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 on April 1, 2007, and the adoption did not have a material effect on its results of operations or financial position. During the current year the Company reduced its current tax liabilities as a result of recognizing tax benefits from tax positions of prior years because the statute of limitation for the relevant taxing authority to examine and challenge the tax positions has expired. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

HK$
(in thousands)

Balance as of April 1, 2007	2,700
Reduction for tax positions of prior years	(2,700)

Balance as of March 31, 2008	—

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is subject to income taxes in the U.S. Federal jurisdiction and various foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is not currently under examination by U.S. Federal and state tax authorities. The Company is currently under routine tax enquiry by Hong Kong’s Tax Authority, no material adjustments were made as a result of this enquiry. The Company recognizes interest accrued related to unrecognized tax benefits as interest expense and penalties accrued in operating expenses, if any, for all periods presented. The Company has not accrued interest and penalties related to unrecognized tax benefits as of March 31, 2008.

3.	OTHER INCOME

	Year Ended March 31,
	2008	2007	2006
	HK$	HK$	HK$

Other income consists of the following:
Sale of scrapped inventories	—	22,461	—
Gain on sale of marketable securities	2,257	4,769	706
Others	1,436	1,751	1,606

	3,693	28,981	2,312

4.	INCOME TAXES

Income is subject to taxation in the various countries in which the Company and its subsidiaries operate.

The components of income before income taxes and minority interests are as follows:

	Year Ended March 31,
	2008	2007	2006
	HK$	HK$	HK$

Hong Kong	40,804	60,309	47,899
Other regions in the PRC	157,544	6,514	(6,122)
Corporate expense, net	(2,393)	(1,546)	(322)

	195,955	65,277	41,455

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

The Company has subsidiaries which are incorporated operating in Guangdong Province and Zhejiang Province, China. These companies are subject to PRC income taxes at the applicable tax rate (currently 15%) on taxable income based on income tax laws applicable to foreign enterprises. PRC land appreciation tax is levied at progressive rate ranging from 30% to 60% on the appreciation of land value, being the proceeds of sales of properties less deductible expenditures including cost of land use rights and all property expenditures.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income tax expense (benefit) consists of the following:

	Year Ended March 31,
	2008	2007	2006
	HK$	HK$	HK$

Current tax
Subsidiaries operating in:
Hong Kong	1,515	4,448	5,724
Other regions	68,132	719	172

	69,647	5,167	5,896
Deferred tax
Subsidiaries operating in Hong Kong	5,620	1,609	(1,801)

Total	75,267	6,776	4,095

A reconciliation between the provision for income tax expense computed by applying the United States statutory tax rate to income before income taxes and minority interests and the actual provision for income tax expenses is as follows:

	Year Ended March 31,
	2008	2007	2006
	HK$	HK$	HK$

Applicable U.S. federal tax rate	34%	34%	34%

Provision of income taxes at the applicable U.S. federal tax rate on income for the year	84,732	22,194	14,095
Non-deductible expenses	3,998	1,328	2,347
Non-taxable income	(10,118)	(8,243)	(4,590)
Changes in valuation allowance	(10,041)	1,990	(1,748)
International rate difference	(1,065)	(10,617)	(6,689)
Others	7,761	124	680

	75,267	6,776	4,095

Temporary differences and operating loss carry forwards that give rise to deferred tax assets and liabilities are as follows:

	March 31,
	2008	2007
	HK$	HK$

Deferred tax assets:
Unremitted earnings of non-U.S. subsidiaries	10,638	—
Operating loss carry forwards	1,806	2,357
Valuation allowance	(12,051)	(2,010)

Net deferred tax assets	393	347
Deferred tax liabilities:
Undistributed earnings from foreign subsidiaries	(1,400)	—
Property, plant and equipment	(6,771)	(2,383)

	(7,778)	(2,036)

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The deferred tax balances are classified in the consolidated balance sheet as follows:

	Year Ended March 31,
	2008	2007
	HK$	HK$

Non-current assets	505	254
Non-current liabilities	(8,283)	(2,290)

	(7,778)	(2,036)

As of March 31, 2008, subsidiaries of the Company had total losses available for carry forward for Hong Kong tax purposes, subject to the agreement of the Hong Kong Inland Revenue Department, amounting to approximately HK$10,945, which have no expiration date. The tax loss carry forwards can only be utilized by the subsidiaries generating the losses.

Due to the uncertainty of the ability of the subsidiaries to realize the resultant deferred tax asset of HK$1,806, the Company has established a valuation allowance in the amount of HK$1,413.

U.S. deferred tax liabilities of HK$1,400 have been provided for undistributed earnings of foreign subsidiaries. There are undistributed earnings of foreign subsidiaries of approximately HK$466,000 which U.S. deferred tax liabilities have not been provided for because the Company intends to reinvest those earnings permanently.

5.	INVENTORIES

Inventories by major categories are summarized as follows:

	Year Ended March 31,
	2008	2007
	HK$	HK$

Raw materials	14,418	17,914
Work in progress	8,650	—
Finished goods	26,327	28,281

	49,395	46,195

During the years ended March 31, 2008, 2007 and 2006, the Company made a write-down of inventories, amounting to HK$19,386, HK$7,327 and HK$25,000 respectively.

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

The total contributions made for the years ended March 31, 2008, 2007 and 2006 amounted to HK$1,524, HK$1,376 and HK901, respectively.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the followings:

	Year Ended March 31,
	2008	2007
	HK$	HK$

Leasehold land and buildings	132,076	124,667
Plant and machinery	18,906	15,918
Furniture and equipment	15,262	13,584
Motor vehicles	6,390	5,478

	172,634	159,647
Less: Accumulated depreciation	(65,137)	(54,976)

Net book value	107,497	104,671

8.	REAL ESTATE INVESTMENT

	Year Ended March 31,
	2008	2007
	HK$	HK$

At cost:
Leasehold land and buildings
— Hong Kong	17,622	36,280
— Other regions of the PRC	404,818	39,010

	422,440	75,290
Less: Accumulated depreciation	(12,745)	(14,311)

Net book value	409,695	60,979

The real estate investment in other regions of the PRC represents the Company’s interest in an industrial complex known as Man Sang Industrial City located in Gong Ming Zhen, Shenzhen and a market centre with various complex supporting facilities known as China Pearl Jewellery City (“CP&J City”) located in Shanxiahu, Zhuji, Zhejiang Province, the PRC.

Part of the industrial complex in Shenzhen is used by the Company and is included in property, plant and equipment. The remaining leasehold land and buildings are classified as real estate investment and are leased to unaffiliated third parties under non-cancelable operating lease agreements.

Part of shops in the market centre in Zhuji is held for sale and part of it is held for lease. The part of shops held for lease is classified as real estate investment and are leased to unaffiliated third parties under non-cancelable operating lease agreements.

The real estate investment in Hong Kong principally represents office premises leased to unaffiliated third parties under non-cancelable operating lease agreements. Leases are negotiated for an average term of one to two years and rentals are fixed during the relevant lease period.

Rental income relating to such operating leases is included in gross rental income in the consolidated statements of income and amounted to HK$6,802, HK$4,225 and HK$3,362 for the years ended March 31, 2008, 2007 and 2006, respectively.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The future aggregate minimum rental receivables under non-cancellable operating leases are as follows:

As of
March 31, 2008
HK$

Year ending March 31,
2009	20,558
2010	19,904
2011 and after	19,966

60,428

9.	PROPERTY UNDER DEVELOPMENT

	Year Ended March 31,
	2008	2007
	HK$	HK$

At cost:
Land held for development	94,646	—
Construction cost	29,121	—

	123,767	—

As of March 31, 2008, leasehold land and buildings (note 7) and real estate investment (note 8) with net book values of HK$32,073 and HK$145,122 respectively, and property under development with a net book value of HK$94,646 were pledged as collateral for bank credit facilities of HK$414,800, of which we have utilized HK$199,800 (2007: HK$Nil) as of March 31, 2008. There is no restriction on the use of the assets pledged for such facilities.

10.	OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the followings:

	Year Ended March 31,
	2008	2007
	HK$	HK$

Accrued expenses	11,743	5,433
Deposits received	1,549	2,144
Purchase consideration for a business	1,000	1,000
Others	4,210	3,423

	18,502	12,000

11.	COMMITMENTS

The Company leases premises under various operating leases which do not contain any escalation clauses and all of the leases contain a renewal option. Rental expense under operating leases was HK$24,975, HK$3,334 and HK$1,978 for the years ended March 31, 2008, 2007 and 2006, respectively.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2008, the Company and its subsidiaries were obligated under non-cancelable operating leases requiring minimum rentals as follows:

As of
March 31, 2008
HK$

Year ending March 31,
2009	13,896
2010	12,718
2011	9,138
2012	1,257

37,009

As of March 31, 2008, the Group had capital commitment of HK$165,083 in relation to the construction cost and land acquisition for CP&J City.

12.	CONTINGENCIES

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

The Company formed mortgage collaboration agreement with a PRC bank under which we have agreed to indemnify the loan makers who purchase our property in CP&J City for repaying any loan outstanding to the bank if the sale and purchase contract with required collateral documents in relation to the purchase property are not presented to the bank in due course. As at March 31, 2008, the Company has maximum guarantees of HK$28,227. The directors consider that in case of default in payments, the net realizable value of the related properties can cover the repayment of the outstanding mortgage principals together with the accrued interest and penalty and therefore no provision has been made in the financial statements for the guarantees.

13.	CAPITAL STOCK

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

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Holders of the 100,000 issued and outstanding shares of Series A preferred stock (the “Series A preferred shares”) are entitled, as a class, to an aggregate of 3,191,225 votes at Annual Meeting of the Company in all matters voted on by stockholders and a liquidation preference of US$25 per share. Except for the foregoing, the holders of the Series A preferred shares have no preferences or rights in excess of those generally available to the holders of common stock. The holders of Series A preferred shares are entitled to participate in any dividends paid ratably with the holders of common stock.

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

During the year ended March 31, 2005, 62,500 stock options were exercised at a price of US$0.976 per share. A total of 62,500 shares of common stock, par value of US$0.001 were issued accordingly.

During the year ended March 31, 2006, 500,000 and 312,500 stock options were exercised at prices of US$0.976 per share and US$0.88 per share, respectively. A total of 812,500 shares of common stock, par value of US$0.001 were issued accordingly.

On June 28, 2007, the Company returned capital in the amount of HK$12,446 (US$0.25 per share) of Common Stock to our stockholders of record on July 24, 2007.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the year ended March 31, 2008, 8,000,000 and 13,000,000 stock options were exercised at prices of H$K0.253 and HK$0.233, respectively.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the number of outstanding and exercisable options under the 2002 Scheme as of March 31, 2008, and changes during the year then ended is presented as follows:

	Number of	Exercise Prices (the Weighted
	MSIL	Average Exercise Price in
	Options	Parenthesis)

Outstanding as of April 1, 2006	—
Granted	73,000,000	HK$	0.253, HK$0.233 and HK$0.500 (HK$0.264)
Exercised	(3,000,000)		0.253
Forfeited	(10,000,000)		0.253

Outstanding as of March 31, 2007 and April 1, 2007	60,000,000	HK$	0.253, HK$0.233 and HK$0.500 (HK$0.267)
Exercised	(21,000,000)	HK$	0.253 and HK$0.233 (HK$0.241)

Outstanding as of March 31, 2008	39,000,000	HK$	0.253, HK$0.233 and HK$0.500 (HK$0.281)

Exercisable as of March 31, 2008	39,000,000	HK$	0.253 and HK$0.233 and HK$0.500 (HK$0.281)

As of March 31, 2008, the aggregate intrinsic value of the outstanding and exercisable MSIL options was HK$21,408.

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

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No options were available for future grant as of March 31, 2008 as the Plan has been terminated during the year ended March 31, 2006.

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

	MSIL Options Granted on
	May 2,	September 18,	March 13,
	2006	2006	2007

Risk-free interest rate per annum	4.660%	4.025%	4.030%
Expected life	5 years	5 years	5 years
Expected volatility	21.83%	35.25%	60.91%
Expected dividend yield	0.00%	0.00%	0.00%

The weighted average fair value of the MSIL Options granted during the year ended March 31, 2008 and 2007 were HK$0.10 and HK$0.07 per option (in dollar), respectively. Cash received from the MSIL Options during the year ended March 31, 2008 and 2007 were HK$5,053 and HK$759, respectively. As of March 31, 2008, the weighted average remaining contractual term of the MSIL Options was 3.96 years.

The total compensation expense recognized in the consolidated statements of income for the years ended March 31, 2008, 2007 and 2006 was HK$1,290, HK$5,317 and HK$Nil, respectively. As of March 31, 2008, there was no unrecognized compensation cost related to unvested stock options.

15.	ACQUISITION AND INVESTMENT IN AFFILIATES

On April 12, 2007, MSIL totally acquired an additional 6% interest in a project located in Zhuji, China (the “CP&J Project”) and an assignment of a loan in an amount equivalent to approximately HK$10,560 for a total consideration of HK$60,000. As a result of this acquisition, the Company, through Smartest Man Holdings Limited, an indirect wholly-owned subsidiary of MSIL, indirectly owns 55% of the issued share capital of China Pearls and Jewellery City Holdings Limited, or CPJC, and a 55% interest in the CP&J Project. The results of operations of CP&J have been included in the consolidated financial statements since that date, under the purchase method according to Statement of Financial Accounting Standard No. 141, Business Combinations.

Reconciliation of cash received for the acquisition of 6% controlling interest in CP&J

HK$

Purchase price	(49,440)
Loan assignment	(10,560)
Cash received at time of acquisition	135,396

75,396

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

As at
April 12,
2007
HK$

Acquisition costs — direct	49,440
Direct costs	666

50,106

Current assets	190,402
Property, plant and equipment	207,044

Total assets acquired	397,446
Current liabilities	(269,236)
Deferred tax liabilities	(1,903)
Long term debt	(140,000)

Total liabilities assumed	(411,139)

Net liability assumed	(13,693)

Excess of cost over fair value of net assets acquired, Goodwill	63,799

The minority interest has been reduced to zero and the minority shareholder has not guaranteed the losses and will not provide for additional losses. As such, the Company will absorb 100% of the losses until future earnings materialize, at which time the majority interest shall be credited to the extent of such losses previously absorbed.

Unaudited pro forma results of operation for the years ended March 31, 2008 and 2007, are as follows. The amounts are shown as if the acquisition had occurred at the beginning of the period presented:-

	Year Ended March 31
	2008	2007
	HK$	HK$

Pro forma revenues, including rental income	640,493	402,504
Pro forma net income	39,341	18,153
Earnings per share — Basic pro forma	6.16	2.84
Diluted pro forma	5.84	2.72

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

During the year ended March 31, 2008, CPJI, a subsidiary of the Company, invested HK$104 to establish a company in the PRC and holds a 20% of equity interest in this company. The invested company is inactive as of March 31, 2008.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	GOODWILL

The changes in carrying amount of goodwill for the year ended March 31, 2008 are as follows:

Real
Estate
HK$

Balance as at April 1, 2007	—
Goodwill acquired during the year	63,799

Balance as at March 31, 2008	63,799

The real estate segment is tested for impairment in the fourth quarter. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. No impairment loss of goodwill is recognized for fiscal year 2008.

17.	SECURED DEBT

As at March 31, 2008, the Company’s secured debt is comprised of the following:

Secured debt, varying interest rates per annum from 6.8% to 8.2% due December 2008 to September 2010, which matures in:-

HK$

Year ended March 31,
2009	33,300
2010	66,600
2011	99,900

199,800

Secured debt generally requires monthly interest payments and repayment of principal when due. Secured debt is secured by guarantees or land under development in the PRC. As at March 31, 2008, the total gross book value of land securing the debt was HK$153.9 million. As at March 31, 2008, the secured debt bore interest at variable rates, and the weighted average interest rate was 7.16% per annum.

18.	RELATED PARTY TRANSACTIONS

During the periods presented, certain leasehold properties were provided free of charge to Messrs. Cheng Chung Hing and Cheng Tai Po for their residential use.

The Company paid professional fees of HK$493 for the year ended March 31, 2006 to Messrs. Yuen & Partners for the provision of legal and professional services to the Company. Mr. Yuen Ka Lok, Ernest, a director of the Company, the Chairman of the Compensation Committee and the Audit Committee of the Board of Directors of the Company, is a partner of Messrs. Yuen & Partners. Mr. Yuen ceased to be a related party following his resignation as a director of the Company in January 2006.

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

During the years ended March 31, 2008, 2007 and 2006, the Group sold jewelry products amounting to HK$250, HK$600 and HK$313, respectively, to China South International Industrial Materials City (Shenzhen) Co., Ltd. (“CSII”), a company in which Messrs. Cheng Chung Hing and Cheng Tai Po have beneficial interests.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended March 31, 2008, 2007 and 2006, a reimbursement amounting to HK$456, HK$568 and HK$582 was received, respectively, from CSII for the salaries of staff who had provided services to CSII.

In addition, a motor vehicle was disposed to China South City Holdings Limited, during the year ended March 31, 2006, at net book value of HK$914; and rental charges were paid to China South City Holdings Limited, a holding company of CSII, during the years ended March 31, 2008 and 2007 amounted to HK$209 and HK$229, respectively.

During the year ended March 31, 2008, the Group acquired a motor vehicle amounting to HK$324, at net book value, from China South City Holdings Limited.

19.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

A substantial percentage of the Company’s sales is made to a small number of customers and is typically on an open account basis. For the year ended March 31, 2005, one of our customers accounted for 10.3% of total sales. During the year ended March 31, 2006, two of our customers accounted for more than 10% of our total sales (approximately 10.8% and 10.2% respectively), while for the year ended March 31, 2008, only one of our customers accounted for more than 10% of our sales (approximately 10.4%).

Details of the amounts receivable from the five customers with the largest receivable balances as of March 31, 2008 and 2007 are as follows:

	Percentage of Accounts
	Receivable March 31,
	2008	2007

Five largest receivable balances	32.5%	58.1%

An analysis of the allowance for doubtful accounts for accounts receivables for each of the three years in the period ended March 31, 2008 is as follows:

	Year Ended March 31,
	2008	2007	2006
	HK$	HK$	HK$

Balance at beginning of year	22,436	22,265	22,807
(Reduction) Addition of allowance charged to statement of income	(5,303)	1,551	242
Direct write-off charged against allowance	(9)	(1,380)	(784)

Balance at end of year	17,124	22,436	22,265

20.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these amounts.

21.	SEGMENT INFORMATION

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s chief operating decision maker evaluates segment performance and allocates resources based on several factors of which the primary financial measures are revenues from external customers and operating income.

Contributions of the major activities, profitability information and asset information are summarized below:

	Year Ended March 31,
	2008	2007	2006
	HK$	HK$	HK$

Revenues from external customers:
Pearls	405,444	398,279	378,297
Real estate, including rental income	235,049	4,225	3,362

	640,493	402,504	381,659

Operating income:
Pearls	39,824	28,565	35,443
Real estate	70,831	(1,663)	(3,440)

	110,655	26,902	32,003

Depreciation and amortization:
Pearls	6,440	5,820	5,361
Real estate	4,211	1,561	1,323
Corporate assets	918	918	918

	11,569	8,299	7,602

Capital expenditure for segment assets:
Pearls	6,881	8,929	4,657
Real estate	466,147	—	2,085

	473,028	8,929	6,742

Segment assets:
Pearls	648,480	572,466	487,925
Real estate	1,090,346	60,979	62,838
Corporate assets (note)	42,811	45,664	58,012

	1,781,637	679,109	608,775

Long-lived assets:
Pearls	46,108	154,674	67,253
Real estate	623,339	60,979	62,838
Corporate assets	35,920	36,838	37,756

	705,367	252,491	167,847

Note: Corporate assets consist principally of marketable securities and leasehold land and buildings held as quarters used by certain directors and employees of the Company.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31,
	2008	2007	2006
	HK$	HK$	HK$

Net sales to unaffiliated customers:
Real Estate operations
PRC	228,247	—	—
Pearl operations
Hong Kong	26,848	29,929	38,436
North America	104,185	114,076	109,467
Europe	168,616	155,015	133,469
Asian countries, other than Hong Kong	78,915	79,303	77,094
Others	26,880	19,956	19,831

	405,444	398,279	378,297

	633,691	398,279	378,297

All of the Company’s sales of pearls are coordinated through the Hong Kong subsidiaries and an analysis by destination

The Company operates in only one geographic area. The location of the Company’s identifiable assets is as follows:

	Year Ended March 31,
	2008	2007	2006
	HK$	HK$	HK$

Hong Kong	555,298	484,882	514,056
Other regions of the PRC	1,226,339	194,227	94,719

	1,781,637	679,109	608,775

The Company derived operating revenue from the following customers, which accounted for over 10% of operating revenue:

	Year Ended March 31,
	2008		2007		2006
	HK$	%	HK$	%	HK$	%

Customer A	66,097	10	63,765	16	40,854	11
Customer B	36,994	6	34,322	9	38,590	10

Accounts receivable related to these customers were HK$31,825 and HK$24,255 as of March 31, 2008 and 2007, respectively.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	QUARTERLY DATA (UNAUDITED)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	HK$	HK$	HK$	HK$

2008
Net sales	100,652	109,407	108,616	315,016
Gross profit	35,062	38,161	34,002	121,014
Operating income (loss)	17,800	6,013	(4,594)	91,436
Net income	8,898	3,695	4,229	23,113
Basic earnings per common share (in dollar)	1.37	0.57	0.65	3.57
Diluted earnings per common share (in dollar)	1.30	0.54	0.62	3.51
2007
Net sales	97,937	95,395	106,780	98,167
Gross profit	30,030	29,627	23,719	29,323
Operating income	8,324	11,297	3,425	3,856
Net income	4,356	5,476	4,214	13,919
Basic earnings per common share (in dollar)	0.67	0.84	0.65	2.15
Diluted earnings per common share (in dollar)	0.66	0.84	0.65	2.08