Form 10-Q/A
period 2007-06-30
MAN SANG HOLDINGS INC
filed 2008-08-05
CIK 807630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

MAN SANG HOLDINGS, INC.

Explanatory Note

This Amendment No. 1 (the “Amendment”) amends Man Sang Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on August 14, 2007 (the “Original Filing”). This Amendment revises the Original Filing to include the information required in Part II. Other Information, Item 4. Submission of Matters to a Vote of Security Holders and Part II. Other Information, Item 6. Exhibits. No other changes are being made by means of this Amendment and the remainder of the Original Filing is unchanged.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on August 1, 2007. The stockholders elected six directors to serve until the next annual meeting of stockholders or until the election of qualified successors or until the earlier of such directors’ resignation, removal or death. Directors whose terms of office continued after the annual meeting are Mr. Cheng Chung Hing, Ricky, Mr. Cheng Tai Po, Mr. Hung Kwok Wing, Sonny, Mr. Lai Chau Ming, Matthew, Mr. Wong Gee Hang, Henry and Mr. Tsui King Chung, Francis. In addition, the stockholders approved the Man Sang Holdings, Inc. 2007 Stock Option Plan and ratified the appointment of Grant Thornton as the Company’s independent registered public accounting firm. The votes on these proposals were as follows:

Election of Directors

	Votes
	For		Withheld
Name	Common	Preferred(1)	Common	Preferred(1)
Mr. Cheng Chung Hing, Ricky	3,879,989	3,191,225	71,364	-
Mr. Cheng Tai Po	3,879,864	3,191,225	71,489	-
Mr. Hung Kwok Wing, Sonny	3,864,569	3,191,225	86,784	-
Mr. Lai Chau Ming, Matthew	3,933,808	3,191,225	17,545	-
Mr. Wong Gee Hang, Henry	3,945,103	3,191,225	6,250	-
Mr. Tsui King Chung, Francis	3,945,103	3,191,225	6,250	-
____________________

(1)	Refers to Series A Preferred Stock. Holders of Series A Preferred Stock, as a class, are entitled to an aggregate of 3,191,225 votes in all matters voted on by the stockholders of the Company.

Approval of Man Sang Holdings, Inc. 2007 Stock Option Plan

Votes
For		Against		Abstentions		Broker Non-vote
Common	Preferred(1)	Common	Preferred(1)	Common	Preferred(1)	Common	Preferred(1)
3,925,329	3,191,225	12,699	—	13,325	—	—	—
____________________

(1)	Refers to Series A Preferred Stock. Holders of Series A Preferred Stock, as a class, are entitled to an aggregate of 3,191,225 votes in all matters voted on by the stockholders of the Company.

Ratification of the Appointment of Grant Thornton as the Company’s Independent Registered Public Accounting Firm

Votes
For		Against		Abstentions		Broker Non-vote
Common	Preferred(1)	Common	Preferred(1)	Common	Preferred(1)	Common	Preferred(1)
3,949,308	3,191,225	2,025	—	20	—	—	—
____________________

(1)	Refers to Series A Preferred Stock. Holders of Series A Preferred Stock, as a class, are entitled to an aggregate of 3,191,225 votes in all matters voted on by the stockholders of the Company.

ITEM 6     EXHIBITS

3.1	Restated Articles of Incorporation including the Certificate of Designation, of the Series A Preferred Stock. (1)

3.2	Certificate of Designation of the Series B Preferred Stock. (2)

3.3	Amended and Restated Bylaws. (3)

3.4	Certificate of Amendment to Certificate of Designation of the Series A Preferred Stock. (4)

10.1	Placing Agreement, dated July 10, 2007, by and between Man Sang International (B.V.I.) Limited and ICEA Securities Limited, relating to the placement of 200,000,000 existing shares of Man Sang International Limited. (5)

10.2	Man Sang Holdings, Inc. 2007 Stock Option Plan. (6)

16.1	Letter dated May 31, 2007 from Moores Rowland Mazars to the Securities and Exchange Commission. (7)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.
____________________

(1)	Incorporated by reference to the Company’s current report on Form 8-K dated January 8, 1996.

(2)	Incorporated by reference to the Company’s registration statement on Form 8-A dated June 17, 1996.

(3)	Incorporated by reference to the Company’s quarterly report on Form 10-Q dated August 11, 2005.

(4)	Incorporated by reference to the Company’s current report on Form 8-K dated November 23, 2005.

(5)	Incorporated by reference to the Company’s current report on Form 8-K dated July 12, 2007.

(6)	Incorporated by reference to the appendix filed with the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

(7)	Incorporated by reference to the Company’s current report on Form 8-K dated June 4, 2007.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAN SANG HOLDINGS, INC.

Date: August 5, 2008

	By:	/s/ CHENG Chung Hing, Ricky
CHENG Chung Hing, Ricky
Chairman of the Board, President,
Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Restated Articles of Incorporation including the Certificate of Designation, of the Series A Preferred Stock. (1)

3.2	Certificate of Designation of the Series B Preferred Stock. (2)

3.3	Amended and Restated Bylaws. (3)

3.4	Certificate of Amendment to Certificate of Designation of the Series A Preferred Stock. (4)

10.1	Placing Agreement, dated July 10, 2007, by and between Man Sang International (B.V.I.) Limited and ICEA Securities Limited, relating to the placement of 200,000,000 existing shares of Man Sang International Limited. (5)

10.2	Man Sang Holdings, Inc. 2007 Stock Option Plan. (6)

16.1	Letter dated May 31, 2007 from Moores Rowland Mazars to the Securities and Exchange Commission. (7)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.
____________________

(1)	Incorporated by reference to the Company’s current report on Form 8-K dated January 8, 1996.

(2)	Incorporated by reference to the Company’s registration statement on Form 8-A dated June 17, 1996.

(3)	Incorporated by reference to the Company’s quarterly report on Form 10-Q dated August 11, 2005.

(4)	Incorporated by reference to the Company’s current report on Form 8-K dated November 23, 2005.

(5)	Incorporated by reference to the Company’s current report on Form 8-K dated July 12, 2007.

(6)	Incorporated by reference to the appendix filed with the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

(7)	Incorporated by reference to the Company’s current report on Form 8-K dated June 4, 2007.