Form 10-Q
period 2008-06-30
MAN SANG HOLDINGS INC
filed 2008-08-14
CIK 807630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008.

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
(Registrant’s telephone number, including area code) : (852) 2317 5300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No __

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes           ☒ No

      As of August 14, 2008, 6,382,582 shares of the Registrant’s common stock were outstanding.

MAN SANG HOLDINGS, INC.
TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of
	June 30, 2008 and March 31, 2008	F-1

	Condensed Consolidated Statements of Operations and
	Comprehensive Income for the Three Months Ended
	June 30, 2008 and 2007	F-3

	Condensed Consolidated Statements of Cash Flows
	for the Three Months Ended June 30, 2008 and 2007	F-4

	Notes to Condensed Consolidated Financial Statements	F-5

ITEM 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	1

ITEM 3.	Quantitative and Qualitative Disclosures About
	Market Risk	11

ITEM 4.	Disclosure Controls and Procedures	12

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings	14

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

ITEM 4.	Submission of Matters to a vote of Security Holders	14

ITEM 6.	Exhibits	15

SIGNATURES		17

INDEX TO EXHIBITS		18

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts expressed in thousands, except per share amounts)

			As of March
	As of June 30, 2008		31, 2008
	US$	HK$	HK$
ASSETS
Current assets:
Cash and cash equivalents	73,974	576,995	603,657
Marketable securities	2,371	18,492	5,411
Accounts receivable, net of allowance for doubtful
accounts of HK$16,662 and HK$17,124 as of June
30, 2008 and March 31, 2008, respectively	22,425	174,916	165,436
Completed properties held for sale	20,580	160,525	158,101
Inventories:
Raw materials	2,164	16,880	14,418
Work in progress	669	5,215	8,650
Finished goods	3,272	25,525	26,327
	6,105	47,620	49,395
Prepaid expenses	1,131	8,822	8,114
Deposits and other receivables, net of allowance for
doubtful accounts of HK$2,918 as of June 30, 2008
and March 31, 2008	3,908	30,479	29,975
Deposit on acquisition of land held for development	6,653	51,891	50,526
Other current assets	-	-	25
Income taxes receivable	547	4,270	5,630
Total current assets	137,694	1,074,010	1,076,270

Property, plant and equipment	22,116	172,501	172,634
Accumulated depreciation	(8,604)	(67,109)	(65,137)
	13,512	105,392	107,497

Real estate investment	55,801	435,251	422,440
Accumulated depreciation	(2,147)	(16,743)	(12,745)
	53,654	418,508	409,695

Property under development	18,824	146,828	123,767
Investment in and advance to an affiliate	10	78	104
Deferred tax assets	32	251	505
Goodwill	8,179	63,799	63,799
Total assets	231,905	1,808,866	1,781,637

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – CONTINUED
(Amounts expressed in thousands, except per share amount)

			As of March 31,
	As of June 30, 2008		2008
	US$	HK$	HK$
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Secured debts – current portion	4,385	34,200	33,300
Accounts payable	16,211	126,446	123,928
Accrued payroll and employee benefits	989	7,714	9,838
Receipt in advance	23,040	179,710	181,859
Loan from minority interests	14,654	114,300	114,300
China tax payable	2,033	15,854	14,409
Other accrued liabilities	2,170	16,929	18,502
Income taxes payable	9,237	72,053	71,266
Total current liabilities	72,719	567,206	567,402

Deferred tax liabilities	1,157	9,027	8,283
Secured debts	21,923	171,000	166,500
Minority interests	82,132	640,630	623,475

Stockholders' equity:
Series A preferred stock, par value US$0.001	-	1	1
- authorized, issued and outstanding: 100,000 shares;
(entitled in liquidation to US$2,500 (HK$19,500))
Series B convertible preferred stock, par value US$0.001	-	-	-
- authorized: 100,000 shares; no shares outstanding
Common stock, par value US$0.001	6	49	49
- authorized: 31,250,000 shares;
issued and outstanding: 6,382,582 shares
as of June 30, 2008 and March 31, 2008, respectively
Additional paid-in capital	15,023	117,184	117,184
Retained earnings	37,157	289,820	285,621
Accumulated other comprehensive income	1,788	13,949	13,122
Total stockholders' equity	53,974	421,003	415,977
Total liabilities and stockholders' equity	231,905	1,808,866	1,781,637

See accompanying notes to condensed consolidated financial statements.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(Amounts expressed in thousands, except per share amounts )

	Three Months Ended June 30,
	2008		2007
	US$	HK$	HK$

Net sales – Pearl operations	10,491	81,831	100,652
– Real estate operations	964	7,522	-
	11,455	89,353	100,652
Cost of sales	(6,768)	(52,793)	(65,590)
Gross profit	4,687	36,560	35,062

Rental income, gross	763	5,952	1,221
Expenses from rentals	(592)	(4,618)	(1,444)
	171	1,334	(223)
Selling, general and administrative expenses	(3,393)	(26,472)	(17,039)
Operating income	1,465	11,422	17,800

Equity in loss of an affiliate	(4)	(28)	-
Interest income	327	2,549	3,224
Other income	140	1,091	284
Income before income taxes and minority interests	1,928	15,034	21,308
Income tax expenses	(407)	(3,172)	(2,228)

Income before minority interests	1,521	11,862	19,080

Minority interests	(982)	(7,663)	(10,182)

Net income	539	4,199	8,898
Other comprehensive income, net of taxes and
minority interests :
- Foreign currency translation adjustments	140	1,092	2,292
- Unrealized holding gain on marketable securities	(34)	(265)	597
Other comprehensive income, net of taxes and
minority interests	106	827	2,889

Comprehensive income	645	5,026	11,787

Basic earnings per common share	0.08	0.65	1.37
Diluted earnings per common share	0.08	0.63	1.30

Weighted average number of shares
of common stock outstanding :
- basic	6,382,582	6,382,582	6,382,582
- diluted	6,382,582	6,382,582	6,382,582

Dividends declared per common share	-	-	1.95

See accompanying notes to condensed consolidated financial statements.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts expressed in thousands)

	Three Months Ended June 30,
	2008		2007
	US$	HK$	HK$
Cash flow from operating activities:
Net income	539	4,199	8,898
Adjustments to reconcile net income to net cash
provided by operating activities:
Bad debts provision	(59)	(463)	(5,000)
Inventory write-down	-	-	12,386
Stock based compensation expense	-	-	430
Depreciation and amortization	679	5,294	2,564
Equity in loss of an affiliate	4	28	-
Minority interests	982	7,663	10,182
Changes in operating assets and liabilities:
Accounts receivable	(879)	(6,856)	(12,668)
Completed properties held for sale	268	2,093	-
Inventories	289	2,254	1,285
Prepaid expenses	(77)	(604)	669
Deposits and other receivables	(21)	(163)	5,467
Other current assets	3	25	99
Income taxes receivable	174	1,360	1,209
Deferred tax assets	33	254	(9)
Accounts payable	(133)	(1,035)	(5,437)
Accrued payroll and employee benefits	(276)	(2,149)	(1,333)
Receipt in advance	(911)	(7,109)	7,309
Other accrued liabilities	(211)	(1,642)	(102)
Deferred tax liabilities	68	532	(249)
China tax payable	185	1,445	-
Income taxes payable	101	787	943
Net cash provided by operating activities	758	5,913	26,643
Cash flow from investing activities:
Purchase of property, plant and equipment	(216)	(1,688)	(58,884)
Purchase for property under development	(2,550)	(19,889)	-
Acquisition of 6% controlling interest in CP&J, net of cash
acquired (see Note 9)	-	-	75,396
Deposit on acquisition of land held for development	-	-	(18,343)
Purchase of marketable securities	(1,761)	(13,736)	(13)
Net cash used in investing activities	(4,527)	(35,313)	(1,844)
Cash flow from financing activities:
Increase in secured debts	-	-	41,084
Net cash provided by financing activities	-	-	41,084

Net (decrease) increase in cash and cash equivalents	(3,769)	(29,400)	65,883
Cash and cash equivalents at beginning of period	77,392	603,657	296,969
Exchange adjustments	351	2,738	5,310
Cash and cash equivalents at end of period	73,974	576,995	368,162

Supplementary disclosures of cash flow information
Cash (refunded) paid during the period for:
Interest paid	530	4,131	2,765
Net income taxes paid (refunded)	181	1,409	(658)

See accompanying notes to condensed consolidated financial statements.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008
(Unaudited)

1. Interim Financial Presentation

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The March 31, 2008 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the annual report of Man Sang Holdings, Inc. (the “Company”) on Form 10-K for the fiscal year ended March 31, 2008. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results of the entire year.

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

The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of Hong Kong dollar amounts into United States dollars are for convenience only and have been made at the rate of HK$7.8 to US$1.0, the approximate free rate of exchange as of June 29, 2008. Such translations should not be construed as representations that Hong Kong dollar amounts could be converted into United States dollars at that rate or any other rate.

3. Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures for derivative and hedging activities. SFAS 161 will become effective beginning with our first quarter of 2009. Early adoption is permitted. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

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

Three Months Ended
June 30, 2008
HK$ (in thousands)
Net income	4,199
Allocated to Series A preferred stock	(65)
Net income available to common stockholders, adjusted	4,134

The dilutive effect on stock options of a listed subsidiary	(101)
Net income available to common stockholders, including conversion	4,033

No. of shares
Weighted average-shares outstanding	6,382,582

HK$
Net earnings per share
Basic	0.65
Diluted	0.63

Three Months Ended
June 30, 2007
HK$ (in thousands)
Net income	8,898
Allocated to Series A preferred stock	(137)
Net income available to common stockholders, adjusted	8,761

The dilutive effect on stock options of a listed subsidiary	(452)
Net income available to common stockholders, including conversion	8,309

No. of shares
Weighted average-shares outstanding	6,382,582

HK$
Net earnings per share
Basic	1.37
Diluted	1.30

5. Disclosure of Geographic Information

All of the Company’s sales to unaffiliated customers are coordinated through its subsidiaries in Hong Kong and the People’s Republic of China (the “PRC”). The following is an analysis by destination:

	Three Months Ended June 30,
	2008	2007
	HK$ (in thousands)

Net sales to unaffiliated customers:
Real estate operations
PRC	7,522	-

Pearl operations
Hong Kong	5,678	8,346
North America	18,296	34,115
Europe	36,104	30,450
Asian countries other than Hong Kong	13,835	21,382
Others	7,918	6,359
	89,353	100,652

The Company primarily operates in Hong Kong and the PRC. The locations of the Company’s identifiable assets are as follows:

	As of June 30,	As of March 31,
	2008	2008
	HK$ (in thousands)

Hong Kong	705,234	555,298
PRC	1,103,632	1,226,339
	1,808,866	1,781,637

6. Disclosure of Major Customers

During the three months ended June 30, 2008, one customer accounted for 10.2% of total sales. During the three months ended June 30, 2007, one customer accounted for 12.3% of total sales. Generally, a substantial percentage of the Company’s sales has been made to a small number of customers and is typically on an open account basis.

7. Segment Information

Reportable segment profit or loss, and segment assets are disclosed as follows:

Reportable Segment Profit or Loss and Segment Assets

	Three Months Ended June 30,
	2008	2007
	HK$ (in thousands)
Revenues from external customers:
Pearls	81,831	100,652
Real estate, including rental income	13,474	1,221
	95,305	101,873

Operating income (loss):
Pearls	12,918	21,616
Real estate	(1,496)	(3,816)
	11,422	17,800

Depreciation and amortization:
Pearls	1,737	1,693
Real estate	3,328	642
Corporate assets	229	229
	5,294	2,564

Capital expenditure for segment assets:
Pearls	1,658	3,850
Real estate	19,919	55,034
Corporate assets	-	-
	21,577	58,884

	As of June 30,	As of March 31,
	2008	2008
	HK$ (in thousands)
Segment assets:
Pearls	575,550	648,480
Real estate	1,177,684	1,090,346
Corporate assets	55,632	42,811
	1,808,866	1,781,637

8. Stock Compensation Plans

A summary of the number of outstanding and exercisable options under the share option scheme adopted on August 2, 2002 by Man Sang International Limited, or MSIL, a subsidiary of the Company (the “Plan”), as of June 30, 2008, and changes during the period then ended is presented as follows:

	Number of	Exercise Price (Weighted Average
	Options	Exercise Price in Parentheses)
		HK$0.253, HK$0.233 and HK$0.500
Outstanding as of April 1, 2008 and June 30, 2008	39,000,000	(HK$0.281)

		HK$0.253 and HK$0.233 and HK$0.500
Exercisable as of June 30, 2008	39,000,000	(HK$0.281)

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

As of June 30, 2008, 39,000,000 options were outstanding under the Plan. The weighted average fair value of the options granted during the period was HK$0.10. As of June 30, 2008, the weighted average remaining contractual term of the options was 3.71 years. Stock-based compensation expense was HK$0.4 million for the three months ended June 30, 2007.

9. Acquisition

On April 12, 2007, MSIL acquired an additional 6% interest in a project located in Zhuji, China (“CP&J City”) and an assignment of a loan under which we are obligated to pay an amount equivalent to approximately HK$10,560,000 for a total consideration of HK$60,000,000. As a result of this acquisition, the Company, through Smartest Man Holdings Limited, an indirect wholly-owned subsidiary of MSIL, indirectly owns 55% of the issued share capital of China Pearls and Jewellery City Holdings Limited (“CPJC”), and a 55% interest in CP&J City. The results of operations of CPJC have been included in the consolidated financial statements since that date, under the purchase method according to SFAS No.141, “Business Combinations.”

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of an additional 6% interest in CP&J City:

As of
April 12, 2007
HK$ (in thousands)
Acquisition costs - direct	49,440
Direct costs	666
50,106

Current assets	190,402
Property, plant and equipment	207,044
Total assets acquired	397,446
Current liabilities	(269,236)
Deferred tax liabilities	(1,903)
Long term debt	(140,000)
Total liabilities assumed	(411,139)
Net liability assumed	(13,693)
Excess of cost over fair value of net assets acquired, Goodwill	63,799

The minority interest has been reduced to zero and the minority has not guaranteed the losses and will not provide for additional losses. As such, the Company will absorb 100% of the losses until future earnings materialize, at which time the majority interest will be credited to the extent of such losses previously absorbed.

Unaudited pro forma results of operation for CP&J City for the three months ended June 30, 2008 is as follows. The amounts are shown as if the acquisition had occurred at the beginning of the period presented:-

		Three Months Ended
		June 30, 2007
		HK$ (in thousands)
Pro forma revenues, including rental income		101,283
Pro forma net income		8,304
Earnings per share –	Basic pro forma	1.28
	Diluted pro forma	1.21

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

10. Secured Debt

As of June 30, 2008, the Company’s secured debt had interest rates per annum varying from 7.5% to 8.2%. Secured debt due in the periods ended June 30, 2009, 2010 and 2011, respectively, are as follows:

Period ending June 30,	HK$ (in thousands)
2009	34,200
2010	114,000
2011	57,000
205,200

Secured debt generally requires monthly interest payments and repayment of principal when due. Secured debt is secured by guarantees or land under development in the PRC. As of June 30, 2008, the total gross book value of land securing the debt was HK$256.5 million. As of June 30, 2008, the secured debt bore interest at variable rates, and the weighted average interest rate was 6.83% per annum.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are, by their nature, subject to risks and uncertainties. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical facts, including statements regarding industry prospects and future results of operations or financial position, made in this Form 10-Q are forward-looking. Words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” and similar expressions may identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to: our future performance; our expansion efforts; demand for our products; the state of economic conditions and our markets; currency and exchange rate fluctuations; and our ability to meet our liquidity requirements. These forward-looking statements are based on assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe to be appropriate in particular circumstances. However, whether actual results and developments will meet our expectations and predictions depends on a number of known and unknown risks and uncertainties and other factors, any or all of which could cause actual results, performance or achievements to differ materially from our expectations, whether expressed or implied by such forward-looking statements (which may relate to, among other things, the Company’s sales, costs and expenses, income, inventory performance, and receivables). Primarily engaged in the processing and trading of pearls and pearl jewelry products, and in real estate investments, our ability to achieve our objectives and expectations are derived at least in part from assumptions regarding economic conditions, consumer tastes, and developments in our competitive environment. The following assumptions, among others, could materially affect the likelihood that we will achieve our objectives and expectations communicated through these forward-looking statements: (i) that low or negative growth in the economies or the financial markets of our customers, particularly in the United States and in Europe, will not occur and reduce discretionary spending on goods that might be perceived as “luxuries”; (ii) that the Hong Kong dollar will remain pegged to the US dollar at US$1 to HK$7.8; (iii) that customer’s choice of pearls vis-à-vis other precious stones and metals will not change adversely; (iv) that we will continue to obtain a stable supply of pearls in the quantities, of the quality and on terms we require; (v) that there will not be a substantial adverse change in the exchange relationship between the Renminbi (the “RMB”) and the Hong Kong or US dollar; (vi) that there will not be a substantial increase in the tax burdens of our subsidiaries operating in the PRC; (vii) that there will not be a substantial change in climate and environmental conditions at the source regions of pearls that could have a material adverse effect on the supply and pricing of pearls; and (viii) that there will not be a substantial adverse change in the real estate market conditions in the PRC and in Hong Kong. The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Form 10-Q and with our annual report on Form 10-K for the year ended March 31, 2008, which contains a further description of risks and uncertainties related to forward-looking statements, as well as other aspects of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We will not publicly release any revisions to these forward-looking statements after the date hereof. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.

Overview

The Group had two primary business segments during the three months ended June 30, 2008.

Our first business segment is engaged in the purchase, processing, assembling, merchandising and wholesale distribution of pearls and jewelry products (“Pearl Operations”). We are one of the world's largest purchasers and processors of saltwater cultured and freshwater cultured pearls.

Our second business segment is engaged in real estate development and real estate leasing (“Real Estate Operations”). We operate real estate for lease and sale in Hong Kong and the PRC, including (a) an industrial complex (“Man Sang Industrial City”) located in the Shenzhen Special Economic Zone, PRC, (b) China Pearl and Jewellery City (“CP&J City”), a market center with various supporting facilities, including manufacturing, processing, exhibition, hotel and residential facilities, among others, located in Shanxiahu, Zhuji, Zhejiang Province, PRC and (c) commercial and residential properties in Hong Kong. As of June 30, 2008, the occupancy rate, representing the percentage of leaseable gross floor area leased, of Man Sang Industrial City and CP&J City, was approximately 71.1% and 20.0%, respectively.

Net sales for the three months ended June 30, 2008 decreased by HK$11.3 million, or 11.2%, from HK$100.7 million for the three months ended June 30, 2007, which was wholly attributable to our Pearl Operations, to HK$89.4 million for the three months ended June 30, 2008, consisting of HK$81.9 million attributable to our Pearl Operations and HK$7.5 million attributable to our Real Estate Operations. Gross profit increased by HK$1.5 million, or 4.3%, from HK$35.1 million for the three months ended June 30, 2007 to HK$36.6 million for the three months ended June 30, 2008, consisting of HK$32.0 million attributable to our Pearl Operations and HK$4.6 million attributable to our Real Estate Operations. Net income decreased by HK$4.7 million, or 52.8%, from HK$8.9 million for the three months ended June 30, 2007 to HK$4.2 million for the three months ended June 30, 2008.

Future Trends

The PRC economy has continued its rapid growth in 2008, continuing the pattern of double-digit growth in gross domestic product (“GDP”) of the past five years. The GDP of the PRC increased by approximately RMB2.4 trillion, or 11%, from approximately RMB21.1 trillion in 2006 to approximately RMB23.5 trillion in 2007.

Recently, there have been indications that rates of inflation have increased. According to the National Bureau of Statistics of China, China’s overall national inflation rate, as represented by the general consumer price index, was approximately 1.5% and 4.8% in 2006 and 2007, respectively. From January to June 2008, the inflation rate in China was approximately 7.9%. Increases in inflation affect our financial performance by increasing certain of our operating expenses including labor costs, leases, selling and general administrative expenses. Although inflation has not had a material impact on our operations in the past, if such increases continue, it may have a material impact on our operations in the future.

Pearl Operations

Emerging weaknesses relating to recent developments in the subprime lending market in the United States and the impact of such developments on the United States economy may threaten market conditions in the United States and globally. Despite negative developments in the subprime lending market, we expect to be able to meet our growth estimates for the three months ended September 30, 2008.

Nevertheless, we have adjusted our sales strategy and continue to increase our focus on the European market. Stronger market conditions in Europe have mitigated the effects of weak market conditions in the United States. We expect sales attributable to our Pearl Operations in Europe to continue to grow in the three months ended September 30, 2008.

Our Pearl Operations are geographically diverse and we believe we are well-positioned to react to fluctuating global market conditions. We therefore expect to maintain steady growth in our Pearl Operations.

Real Estate Operations

In response to concerns about China’s high growth rate in certain economic sectors, the PRC government has introduced a number of macroeconomic measures to tighten monetary control and slow economic growth to a more manageable level. These measures are designed to slow the rapid economic growth of the PRC’s economy in certain sectors to a more sustainable level by, among other things, curbing such sectors, including the property market.

Despite the introduction of these measures, we expect our Real Estate Operations to remain one of our core business segments and to continue to contribute to our sustainable growth. Further, we do not believe the introduction of these measures will adversely impact the operations of CP&J City as this project involves the integration of numerous business sectors outside of real estate developments, including trading, exhibition, manufacturing and processing, business services and supporting facilities. Construction of the phase one market center of CP&J City was completed in March 2008. Despite the measures and restrictions implemented by the PRC government to control direct foreign investment in the real estate sector, the property sector remained active due to generally strong economic growth, an increase in the rate of urbanization, the introduction of housing reforms by the PRC government, the emergence of a mortgage lending market, appreciation of the Renminbi and improving results of foreign investment enterprises in the PRC.

We believe these factors will have a favorable impact on the development of CP&J City. During 2008, we have commenced construction of the second phase of CP&J City, which has a planned gross floor area of approximately 100,000 square meters, including manufacturing and processing areas, residential areas and multi-complex buildings. We believe we have benefited from our research into local market conditions and the implementation of our project management expertise and extensive cost control measures to provide our target customers at CP&J City with high quality properties that offer a comprehensive range of services.

Results of Operations

The Three-Month Period Ended June 30, 2008 Compared to the Three-Month Period Ended June 30, 2007

Sales and Gross Profit

Net sales attributable to our Pearl Operations decreased by HK$18.8 million, or 18.7%, from HK$100.7 million for the three months ended June 30, 2007 to HK$81.9 million for the three months ended June 30, 2008. Net sales of assembled jewelry remained at approximately HK$50.3 million, or 61.4% of total sales, for the three months ended June 30, 2008, as compared to 49.9% of total sales for the three months ended June 30, 2007. Net sales of South Sea pearls decreased by approximately HK$12.4 million, or 30.6%, from HK$40.4 million for the three months ended June 30, 2007 to HK$28.0 million for the three months ended June 30, 2008. Decreases in net sales attributable to our Pearl Operations were primarily due to a decrease in market demand in the United States due to the relative weakness of the United States economy. Net sales to the United States market decreased by HK$15.8 million, or 46.4%, from HK$34.1 million for the three months ended June 30, 2007 to HK$18.3 million for the three months ended June 30, 2008. Net sales to the Europe market increased by HK$5.6 million, or 18.4%, from HK$30.5 million for the three months ended June 30, 2007 to HK$36.1 million for the three months ended June 30, 2008.

Gross profit attributable to our Pearl Operations decreased by HK$3.1 million, or 8.8%, from HK$35.1 million for the three months ended June 30, 2007 to HK$32.0 million for the three months ended June 30, 2008. The decrease in gross profit was primarily attributable to the decrease in net sales to the United States market, which was partially offset by the increase in net sales to the Europe market.

Gross profit margin increased from 34.8% for the three months ended June 30, 2007 to 39.1% for the three months ended June 30, 2008. The increase in gross profit margin was primarily due to the implementation of effective cost controls and the enhancement of production efficiency.

Net sales attributable to our Real Estate Operations was HK$7.5 million for the three months ended June 30, 2008. Gross profit attributable to our real estate sales was HK$4.6 million for the three months ended June 30, 2008. Gross profit margin attributable to our real estate sales was 61.1% for the three months ended June 30, 2008. We had not yet commenced real estate sales during the corresponding three months ended June 30, 2007.

Rental Income

Gross rental income increased by HK$4.7 million, or 387.5% from HK$1.2 million for the three months ended June 30, 2007 to HK$5.9 million for the three months ended June 30, 2008. The increase was primarily attributable to an increase of HK$4.2 million in rental income attributable to CP&J City and an increase in rental income of HK$0.5 million from Man Sang Industrial City as additional units which had been held for self-use were leased to customers.

Selling, General and Administrative Expenses

SG&A expenses increased by HK$9.4 million, or 55.4%, from HK$17.0 million for the three months ended June 30, 2007 to HK$26.5 million for the three months ended June 30, 2008. The increase was mainly due to the write-back of allowance for doubtful debts of HK$5.0 million for the three months ended June 30, 2007 and an increase of HK$2.0 million in advertising and promotion costs associated with CP&J City, as well as increases in the inflation rate in Hong Kong and the PRC, which resulted in increases in advertising, labor and lease expenses, as well as other selling, general and administrative expenses.

As a percentage of net sales, our SG&A expenses increased by 10.4% from 16.9% for the three months ended June 30, 2007 to 27.3% for the three months ended June 30, 2008.

Interest Income

Interest income decreased by HK$0.7 million, or 20.9%, from HK$3.2 million for the three months ended June 30, 2007 to HK$2.5 million for the three months ended June 30, 2008. The decrease was primarily due to a decrease in interest rates during the three months ended June 30, 2008 when compared to the same period in 2007.

Income Tax Expense

Income tax expense increased by HK$1.0 million, or 42.4%, from HK$2.2 million for the three months ended June 30, 2007 to HK$3.2 million for the three months ended June 30, 2008. The increase was mainly due to an increase in land appreciation tax of HK$1.1 million which was levied for sale of real estate in the PRC for the three months ended June 30, 2008.

Net Income

Net income decreased by HK$4.7 million, or 52.8%, from HK$8.9 million for the three months ended June 30, 2007 to HK$4.2 million for the three months ended June 30, 2008. The decrease was mainly due to an increase in SG&A expenses of HK$9.4 million, a decrease in interest income of HK$0.7 million and an increase in income tax expenses of HK$1.0 million for the three months ended June 30, 2008.

Liquidity and Capital Resources

We operate in a capital intensive industry. Our liquidity requirements relate primarily to investing in real estate development, capital expenditures, payments on bank borrowings and servicing our working capital. Our liquidity resources include cash-on-hand, banking facilities, funds generated from internal operations, disposition of properties and proceeds from the issuance of common stock.

Our liquidity position is primarily affected by our inventory levels of raw materials such as pearls and diamonds, the amount of completed properties held for sale, the level of our accounts payable and receivable and our ability to obtain external financing to meet our debt obligations and to finance our capital expenditures. We have significant capital commitments during the next four years related to the continued development of CP&J City. We expect to meet these capital commitments primarily through the use of our internal resources.

Working Capital

Working capital decreased by HK$2.1 million, or 0.4% from HK$508.9 million as of June 30, 2007 to HK$506.8 million as of June 30, 2008. This decrease was primarily due to a decrease of HK$26.7 million in cash and cash equivalents, which was partially offset by an increase of HK$9.5 million in accounts receivable and an increase of HK$13.1 million in marketable securities.

Cash Balances

Cash balances decreased by HK$26.7 million, or 4.4%, from HK$603.7 million as of June 30, 2007 to HK$577.0 million as of June 30, 2008. This decrease was primarily due to an increase of HK$35.3 million in net cash used in investing activities, which consist primarily of capital expenditures and investment in marketable securities. This decrease was partially offset by HK$5.9 million in net cash provided by operating activities.

Current Ratio

Our current ratio remained at 1.9 as of June 30, 2008 and June 30, 2007. Our current assets less current liabilities decreased by HK$2.1 million during the three months ended June 30, 2008.

Cash Flows

Net cash provided by operating activities

Net cash provided by operating activities decreased by HK$20.7 million, or 77.8%, from HK$26.6 million for the three months ended June 30, 2007 to HK$5.9 million for the three months ended June 30, 2008. This decrease was primarily due to a decrease of HK$7.6 million in cash receipts from customers due to an increase in net sales made to the customers on credit as opposed to cash and an increase of HK$7.3 million in cash payment for construction of public facilities and installations surrounding CP&J City.

Net cash used in investing activities

Net cash used in investing activities increased by HK$33.5 million, or 1,815%, from HK$1.8 million for the three months ended June 30, 2007 to HK$35.3 million for the three months ended June 30, 2008. This increase was primarily due to a non-recurring acquisition of a controlling interest in CP&J City on April 12, 2007, which included the acquisition of cash of HK$75.4 million in the three months ended June 30, 2007. This increase was also due to an increase in purchases for property under development associated with CP&J City of HK$19.9 million, and an increase in the purchase of marketable securities of HK$13.7 million. This increase in cash used in investing activities was partially offset by a decrease in purchases of property, plant and equipment of HK$57.2 million, which includes capitalized construction costs associated with CP&J City of HK$55.0 million, and a decrease in deposits on the acquisition of land held for development of HK$18.3 million.

Net cash provided by financing activities

There were no financing activities for the three months ended June 30, 2008. Net cash provided by financing activities was HK$41.1 million, due to an increase in secured debt for the three months ended June 30, 2007.

Inventories for our Pearl Operations

Inventories for our Pearl Operations decreased by HK$1.8 million, or 3.6%, from HK$49.4 million as of June 30, 2007 to HK$47.6 million as of June 30, 2008. This decrease in inventories was due to the implementation of more stringent controls on stock levels, which included reduced stock levels for spare parts, shortened delivery times and improvements in the scheduling and management of production. The inventory turnover period increased by 1.1 months from 1.8 months as of June 30, 2007 to 2.9 months as of June 30, 2008. The increase was primarily due to a decrease in both sales turnover and production for the three months ended June 30, 2008.

Accounts Receivable for Pearl Operations

Accounts receivable for our Pearl Operations increased by HK$16.7 million, or 22.3%, from HK$74.6 million as of June 30, 2007 to HK$91.3 million as of June 30, 2008. The average debtor turnover period increased by 1.2 months from 2.2 months for the three months ended June 30, 2007 to 3.4 months for the three months ended June 30, 2008. These increases were primarily due to an increase in net sales made to the customers on credit as opposed to cash.

Secured Debt

Secured debt (including current portion) increased by HK$20.3 million, or 11.0%, from HK$184.9 million as of June 30, 2007 to HK$205.2 million as of June 30, 2008. Secured debt consists primarily of long-term and short-term bank borrowings in Renminbi for the development of CP&J City and is secured primarily by the land of CP&J City.

Working Capital Facilities

Available working capital facilities increased by HK$130.3 million, or 44.9%, from HK$289.9 million as of June 30, 2007 to HK$420.2 million as of June 30, 2008. This increase was primarily due to increased bank facilities which we have taken out to meet our anticipated future liquidity requirements. Available working capital facilities include letter of credit arrangements, import loans, overdraft and other facilities. All such banking facilities bear interest at floating rates generally offered by banks in Hong Kong and the PRC, and are subject to periodic review. As of June 30, 2008, we had secured loans of HK$205.2 million and unutilized working capital facilities of HK$215.0 million.

We expect to require additional cash in order to fund our ongoing business needs and expansion of our future operations. We have not encountered any difficulties in meeting our current cash obligations and expect to continue meeting our liquidity and cash needs through cash-on-hand, funds generated from internal operations and banking facilities, disposition of properties and proceeds from the issuance of common stock. In this regard, we believe that our existing cash, cash equivalents, banking facilities and funds to be generated from internal operations will be sufficient to meet our anticipated future liquidity requirements for the next 12 months. We believe that our sources of working capital, specifically our cash flow from operations, available banking facilities and accessible private and public offerings of debt and equity securities, are adequate for us to meet our anticipated future liquidity requirements.

Inflation

Although neither inflation nor deflation in the past have had any material adverse impact on our results of operations, increases in the inflation rate in the future may materially and adversely affect our financial condition and results of operations. For further discussion on inflationary trends in China and the possible impact of such trends on our operations, see “Part I. Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Future Trends” of this Form 10-Q.

Seasonality

Our business is subject to seasonal fluctuations. The bulk of our sales from our Pearl Operations occur during the months of March, June and September when major international jewelry trade shows are held in Hong Kong. Accordingly, the results of any interim period are not necessarily indicative of the results that might be expected during a full year.

Contractual Obligations

The following table sets forth information regarding our outstanding contractual and commercial commitments as of June 30, 2008:

Contractual Obligations	Payments Due by Period
	Total	Less than	1-3 years	3-5 years	More than
		1 year			5 years
	HK$ (in thousand)
Long term debt (1)	205,200	34,200	171,000	-	-
Capital commitment obligation	178,565	113,750	64,815	-	-
Operating lease obligations	35,083	13,355	21,728	-	-
Total contractual obligations	418,848	161,305	257,543	-	-

(1) Excluding interest on long term bank loans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2008, we had no derivative contracts, such as forward contracts and options to hedge against exchange fluctuations.

We denominate a substantial majority of our sales in either US dollars or Hong Kong dollars. In the three months ended June 30, 2008, we made 50.5% of our purchases in US dollars, 44.0% of our purchases in Hong Kong dollars and 1.7% of our purchases in Renminbi. Since the Hong Kong dollar remained “pegged” to the US dollar at a consistent rate, we feel that the exposure of our sales proceeds to foreign exchange fluctuations is minimal. Furthermore, the potential revaluation of the Renminbi is not considered significant to our operations as we believe that the risk of a substantial fluctuation of the Renminbi exchange rate remains low. As of June 30, 2008, we had bank borrowings of HK$205.2 million in Renminbi.

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

We are exposed to interest rate risk resulting from fluctuations in interest rates. As of June 30, 2008, we had borrowed approximately HK$205.2 million under floating rate credit facilities. All such banking facilities bear interest at floating rates generally offered by banks in Hong Kong and the PRC and are subject to periodic review. Fluctuations in interest rates can lead to significant fluctuations in the fair value of our debt obligations. We closely monitor interest rate risk and consider using appropriate financial instruments to hedge any exposure. However, we do not currently use any derivative instruments to manage our interest rate risk. Given the relative price stability associated with the raw materials used in our products, we believe our commodity price risk should not be material.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in our reports under the Securities and Exchange Act of 1934, as amended. In accordance with Rule 13a-15(b) of the Securities and Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008, the end of the period covered by this Form 10-Q. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance level that information we are required to disclose under applicable laws and regulations is (1) recorded, processed, summarized and reported in a timely manner; and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

No change was made in our internal control over financial reporting during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described immediately below under the heading “Remediation of Past Material Control Weaknesses”.

Remediation of Past Material Control Weaknesses

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by our Form 10-K filed on June 27, 2008. This evaluation was based on (a) the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. In order to assist our management to evaluate the effectiveness of our internal control over financial reporting, we also engaged BDO McCabe Lo Limited, an independent registered public accounting firm, to perform a high level risk assessment. Based on this evaluation, we identified a material weakness in our internal control over financial prior to the filing of our Form 10-K on June 27, 2008.

During fiscal year 2008, we significantly expanded our property development operations, which involve property development and sales of new properties. Accounting for these transactions involves complex accounting principles and requires specialized personnel with specific U.S. GAAP knowledge and experience. During fiscal year 2008 we accounted for portions of our new property sales as liabilities, which is not in accordance with U.S. GAAP principles. In addition, we accounted for portions of our new property sales as revenues without reference to U.S. GAAP principles, which set specific initial investment thresholds to account for such transactions as sales. As a result of this practice, we were required to make adjustments in our financial statements to properly reflect U.S. GAAP principles. These adjustments were made prior to the issuance of our Form 10-K filed on June 27, 2008.

In order to rectify this material weakness, we have implemented additional procedures to ensure that our accounting for property development and sales of new properties is presented fairly in all material respects in accordance with U.S. GAAP principles. These procedures include monthly business reviews led by our Chief Executive Officer and monthly operating and financial statement reviews by various levels of our management team, including our executive officers. Accordingly, management believes that the accounting for property development and sales of new properties included in this Form 10-Q fairly presents in all material respects our financial position, results of operations and cash flows for the periods presented.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently involved in any material litigation, and we are not aware of any pending or threatened litigation or similar proceedings that could reasonably be expected to have a material adverse effect on our financial condition or results of operations. From time to time, we may be subject to various claims and legal actions arising in the ordinary course of business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 10, 2007, Man Sang International (B.V.I.) Limited (the “Vendor”), our wholly-owned subsidiary, entered into a Placing Agreement (the “Placing Agreement”) with ICEA Securities Limited as the placing agent (the “Placing Agent”), whereby the Placing Agent agreed to place 200,000,000 existing shares of Man Sang International Limited, or MSIL, (the “Placing Shares”) with institutional or professional investors at a price of HK$1.48 per Placing Share (or approximately US$0.19) per share (the “Placing Price”) to raise approximately HK$296.0 million (or approximately US$38.0 million), before expenses (the “Placing”). Pursuant to the Placing Agreement, the Placing Agent is entitled to receive two percent (2.0%) of the aggregate value of the Placing Shares at the Placing Price. The Placing Shares represent approximately 19.9% of the existing issued share capital of MSIL. The placement proceeds are intended to be used for our general working capital.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on August 1, 2008. The stockholders elected five directors to serve until the next annual meeting of stockholders or until the election of qualified successors or until the earlier of such directors’ resignation, removal or death. Directors whose terms of office continued after the annual meeting are Mr. Cheng Chung Hing, Ricky, Mr. Cheng Tai Po, Mr. Lai Chau Ming, Matthew, Mr. Wong Gee Hang, Henry and Mr. Tsui King Chung, Francis. In addition, the stockholders ratified the appointment of Grant Thornton as the Company’s independent registered public accounting firm. The votes on these proposals were as follows:

Election of Directors

Name
	Votes
	For		Withheld
	Common	Preferred(1)	Common	Preferred(1)
Mr. Cheng Chung Hing, Ricky	3,810,213	3,191,225	50,717	-
Mr. Cheng Tai Po	3,810,213	3,191,225	50,717	-
Mr. Lai Chau Ming, Matthew	3,837,633	3,191,225	23,297	-
Mr. Tsui King Chung, Francis	3,837,633	3,191,225	23,297	-
Mr. Wong Gee Hang, Henry	3,837,033	3,191,225	23,897	-
____________________

(1)	Refers to Series A Preferred Stock. Holders of Series A Preferred Stock, as a class, are entitled to an aggregate of 3,191,225 votes in all matters voted on by the stockholders of the Company.

Ratification of the Appointment of Grant Thornton as the Company’s Independent Registered Public Accounting Firm

Votes
For		Against		Abstentions		Broker Non-vote
Common	Preferred(1)	Common	Preferred(1)	Common	Preferred(1)	Common	Preferred(1)
3,855,200	3,191,225	4,880	—	850	—	—	—
____________________

(1)	Refers to Series A Preferred Stock. Holders of Series A Preferred Stock, as a class, are entitled to an aggregate of 3,191,225 votes in all matters voted on by the stockholders of the Company.

ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation of Man Sang Holdings, Inc., including the Certificate of Designation, Preferences and Rights of a Series of 100,000 Shares of Preferred Stock, $.001 Par Value, Designated “Series A Preferred Stock,” filed on January 12, 1996. (1)

3.2	Certificate of Designation, Preferences and Rights of a Series of 100,000 Shares of Preferred Stock, $.001 Par Value, Designated “Series B Preferred Stock,” dated April 1, 1996. (2)

3.3	Certificate of Amendment to Certificate of Designation, Preferences and Rights of the Series A Preferred Stock. (3)

3.4	Amended and Restated Bylaws of Man Sang Holdings, Inc., amended and effective as of December 14, 2007. (4)

10.1	Service Agreement, dated August 31, 2006, between Man Sang International Limited and Cheng Chung Hing. (5)

10.2	Service Agreement, dated August 31, 2006, between Man Sang International Limited and Cheng Tai Po. (5)

10.3	Agreement for the Sale and Purchase of Shares in China Pearls and Jewelry City Holdings Limited dated March 8, 2007 by and between Tiptop Sky Holdings Limited and Smartest Man Holdings Limited. (6)

10.4

Placing Agreement, dated July 10, 2007, by and between Man Sang International (B.V.I.) Limited and ICEA Securities Limited, relating to the placement of 200,000,000 existing shares of Man Sang International Limited. (7)

10.5	Man Sang Holdings, Inc. 2007 Stock Option Plan. (8)

16.1	Letter dated May 31, 2007 from Moores Rowland Mazars to the Securities and Exchange Commission. (9)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.
____________________

(1)	Incorporated by reference to the Company’s current report on Form 8-K dated January 8, 1996.

(2)	Incorporated by reference to the Company’s registration statement on Form 8-A dated June 17, 1996.

(3)	Incorporated by reference to the Company’s current report on Form 8-K dated November 23, 2005.

(4)	Incorporated by reference to the Company’s quarterly report on Form 10-Q dated December 31, 2007.

(5)	Incorporated by reference to the Company’s annual report on Form 10-K dated March 31, 2008.

(6)	Incorporated by reference to the Company’s current report on Form 8-K dated March 12, 2007.

(7)	Incorporated by reference to the Company’s current report on Form 8-K dated July 12, 2007.

(8)	Incorporated by reference to the appendix filed with the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

(9)	Incorporated by reference to the Company’s current report on Form 8-K dated June 4, 2007.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAN SANG HOLDINGS, INC.

Date: August 14, 2008
	By:	/s/ CHENG Chung Hing, Ricky
CHENG Chung Hing, Ricky
Chairman of the Board, President,
Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1

Restated Articles of Incorporation of Man Sang Holdings, Inc., including the Certificate of Designation, Preferences and Rights of a Series of 100,000 Shares of Preferred Stock, $.001 Par Value, Designated “Series A Preferred Stock,” filed on January 12, 1996. (1)

3.2	Certificate of Designation, Preferences and Rights of a Series of 100,000 Shares of Preferred Stock, $.001 Par Value, Designated “Series B Preferred Stock,” dated April 1, 1996. (2)

3.3	Certificate of Amendment to Certificate of Designation, Preferences and Rights of the Series A Preferred Stock. (3)

3.4	Amended and Restated Bylaws of Man Sang Holdings, Inc., amended and effective as of December 14, 2007. (4)

10.1	Service Agreement, dated August 31, 2006, between Man Sang International Limited and Cheng Chung Hing. (5)

10.2	Service Agreement, dated August 31, 2006, between Man Sang International Limited and Cheng Tai Po. (5)

10.3	Agreement for the Sale and Purchase of Shares in China Pearls and Jewelry City Holdings Limited dated March 8, 2007 by and between Tiptop Sky Holdings Limited and Smartest Man Holdings Limited. (6)

10.4

Placing Agreement, dated July 10, 2007, by and between Man Sang International (B.V.I.) Limited and ICEA Securities Limited, relating to the placement of 200,000,000 existing shares of Man Sang International Limited. (7)

10.5	Man Sang Holdings, Inc. 2007 Stock Option Plan. (8)

16.1	Letter dated May 31, 2007 from Moores Rowland Mazars to the Securities and Exchange Commission. (9)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.
____________________

(1)	Incorporated by reference to the Company’s current report on Form 8-K dated January 8, 1996.

(2)	Incorporated by reference to the Company’s registration statement on Form 8-A dated June 17, 1996.

(3)	Incorporated by reference to the Company’s current report on Form 8-K dated November 23, 2005.

(4)	Incorporated by reference to the Company’s quarterly report on Form 10-Q dated December 31, 2007.

(5)	Incorporated by reference to the Company’s annual report on Form 10-K dated March 31, 2008.

(6)	Incorporated by reference to the Company’s current report on Form 8-K dated March 12, 2007.

(7)	Incorporated by reference to the Company’s current report on Form 8-K dated July 12, 2007.

(8)	Incorporated by reference to the appendix filed with the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

(9)	Incorporated by reference to the Company’s current report on Form 8-K dated June 4, 2007.