Form 10-Q
period 2008-09-30
MAN SANG HOLDINGS INC
filed 2008-11-13
CIK 807630

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________.

Commission File Number: 33-10639-NY

MAN SANG HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0539570
(State of incorporation)	(I.R.S. Employer Identification No.)

Suite 2208-14, 22/F., Sun Life Tower, The Gateway,
15 Canton Road, Tsimshatsui, Kowloon, Hong Kong
(Address of principal executive offices)

(Registrant's telephone number, including area code) : (852) 2317 5300

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

     As of November 13, 2008, 6,382,582 shares of the Registrant's common stock were outstanding.

MAN SANG HOLDINGS, INC.
TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of
	September 30, 2008 and March 31, 2008	F-1

	Condensed Consolidated Statements of Operations and
	Comprehensive Income for the Three and Six Months Ended
	September 30, 2007 and 2008	F-3

	Condensed Consolidated Statements of Cash Flows for
	the Six Months Ended September 30, 2007 and 2008	F-4

	Notes to Condensed Consolidated Financial Statements	F-6

ITEM 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	1

ITEM 3.	Quantitative and Qualitative Disclosures about
	Market Risk	15

ITEM 4.	Disclosure Controls and Procedures	16

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings	19

ITEM 2.	Unregistered sales of equity securities	20

ITEM 4.	Submission of Matters to a Vote of Security Holders	20

ITEM 6.	Exhibits	21

SIGNATURES		23

INDEX TO EXHIBITS		24

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts expressed in thousands, except per share amounts)

			As of March 31,
	As of September 30, 2008		2008
	US$	HK$	HK$
ASSETS
Current assets:
Cash and cash equivalents	70,355	548,767	603,657
Marketable securities	3,080	24,025	5,411
Accounts receivable, net of allowance for doubtful
accounts of HK$18,262 and HK$17,124 as of
September 30, 2008 and March 31, 2008, respectively	23,797	185,619	165,436
Completed properties held for sale	20,525	160,092	158,101
Inventories :
Raw materials	2,318	18,082	14,418
Work in progress	731	5,696	8,650
Finished goods	3,623	28,261	26,327
	6,672	52,039	49,395

Prepaid expenses	1,079	8,421	8,114
Deposits and other receivables, net of allowance for
doubtful accounts of HK$2,918 as of
September 30, 2008 and March 31, 2008	3,679	28,699	29,975
Deposit on acquisition of land held for development	6,653	51,891	50,526
Other current assets			25
Income taxes receivable	362	2,823	5,630
Total current assets	136,202	1,062,376	1,076,270

Property, plant and equipment	22,072	172,161	172,634
Accumulated depreciation	(8,775)	(68,447)	(65,137)
	13,297	103,714	107,497

Real estate investment	55,793	435,189	422,440
Accumulated depreciation	(2,504)	(19,534)	(12,745)
	53,289	415,655	409,695

Property under development	21,328	166,358	123,767
Investment in and advance to an affiliate	9	68	104
Deferred tax assets	21	163	505
Goodwill	8,179	63,799	63,799
Total assets	232,325	1,812,133	1,781,637

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - continued
(Unaudited)
(Amounts expressed in thousands, except per share amount)

			As of March 31,
	As of September 30, 2008		2008
	US$	HK$	HK$
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Secured debts – current portion	10,231	79,800	33,300
Accounts payable	16,085	125,465	123,928
Accrued payroll and employee benefits	1,138	8,880	9,838
Receipt in advance	22,013	171,704	181,859
Loan from minority interests	14,654	114,300	114,300
China tax payable	1,709	13,329	14,409
Other accrued liabilities	2,661	20,755	18,502
Income taxes payable	9,334	72,800	71,266
Total current liabilities	77,825	607,033	567,402

Deferred tax liabilities	1,192	9,299	8,283
Secured debts	19,000	148,200	166,500
Minority interests	79,913	623,323	623,475

Stockholders' equity:
Series A preferred stock, par value US$0.001	-	1	1
- authorized, issued and outstanding: 100,000 shares;
(entitled in liquidation to US$2,500 (HK$19,500))
Series B convertible preferred stock, par value US$0.001	-	-	-
- authorized: 100,000 shares; no shares outstanding
Common stock, par value US$0.001	6	49	49
- authorized: 31,250,000 shares;
issued and outstanding: 6,382,582 shares
as of September 30, 2008 and March 31, 2008, respectively
Additional paid-in capital	15,024	117,184	117,184
Retained earnings	37,798	294,825	285,621
Accumulated other comprehensive income	1,567	12,219	13,122
Total stockholders' equity	54,395	424,278	415,977
Total liabilities and stockholders' equity	232,325	1,812,133	1,781,637

See accompanying notes to condensed consolidated financial statements.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30
(Unaudited)
(Amounts expressed in thousands except share data)

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2008		2007	2008		2007
	US$	HK$	HK$	US$	HK$	HK$
Net sales - Pearl operations	13,925	108,610	109,407	24,416	190,441	210,059
- Real estate operations	207	1,613	-	1,171	9,135	-
	14,132	110,223	109,407	25,587	199,576	210,059
Cost of goods sold	(8,956)	(69,853)	(71,246)	(15,724)	(122,646)	(136,836)
Gross profit	5,176	40,370	38,161	9,863	76,930	73,223
Rental income, gross	822	6,409	1,421	1,585	12,361	2,642
Expenses from real estate investment	(548)	(4,270)	(1,472)	(1,140)	(8,888)	(2,916)
	274	2,139	(51)	445	3,473	(274)
Selling, general and administrative expenses	(4,029)	(31,422)	(32,097)	(7,422)	(57,894)	(49,136)
Operating income	1,421	11,087	6,013	2,886	22,509	23,813
Equity in loss of an affiliate	(1)	(12)	-	(5)	(40)	-
Interest income	370	2,891	5,559	697	5,440	8,783
Other income	10	78	2,344	150	1,169	2,628
Income before income taxes and minority interest	1,800	14,044	13,916	3,728	29,078	35,224
Income taxes	(273)	(2,131)	(2,850)	(680)	(5,303)	(5,078)
Income before minority interests	1,527	11,913	11,066	3,048	23,775	30,146
Minority interests	(886)	(6,907)	(7,371)	(1,868)	(14,570)	(17,553)
Net income	641	5,006	3,695	1,180	9,205	12,593
Other comprehensive income, net of taxes and
minority interests
- Foreign currency translation adjustments	14	110	618	154	1,201	2,910
- Unrealized holding gain on marketable
securities	(236)	(1,839)	146	(270)	(2,104)	318
- Reclassification adjustment for realized gain
upon sale of marketable securities included in
net income for period	-	-	(799)	-	-	(374)
Other comprehensive income, net of taxes	(222)	(1,729)	(35)	(116)	(903)	2,854

Comprehensive income	420	3,277	3,660	1,064	8,302	15,447

Basic earnings per common share	0.1	0.77	0.57	0.18	1.42	1.94
Diluted earnings per common share	0.1	0.76	0.54	0.18	1.39	1.84

Weighted average number of shares of common
- for basic earnings per share	6,382,582	6,382,582	6,382,582	6,382,582	6,382,582	6,382,582
- for diluted earnings per share	6,382,582	6,382,582	6,382,582	6,382,582	6,382,582	6,382,582

See accompanying notes to condensed consolidated financial statements

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30
(Unaudited)
(Amounts expressed in thousands)

	Six Months Ended September 30,
	2008		2007
	US$	HK$	HK$
Cash flow from operating activities:
Net income	1,180	9,205	12,593
Adjustments to reconcile net income to net cash
provided by operating activities:
Bad debts provision	146	1,137	(5,000)
Inventory write-down	-	-	12,386
Compensation expense	-	-	860
Depreciation and amortization	1,346	10,502	5,203
Gain on sales of marketable securities	-	-	(684)
Gain on sale of property, plant and equipment	(17)	(133)	-
Equity in loss of an affiliate	5	40	-
Minority interests	1,868	14,570	17,533
Changes in operating assets and liabilities:
Accounts receivable	(2,456)	(19,159)	(31,049)
Completed properties held for sale	287	2,239	-
Inventories	(278)	(2,165)	2,817
Prepaid expenses	(26)	(203)	1,060
Deposits and other receivables	211	1,642	(3,569)
Deposits on acquisition of land held for	-	-	(34,769)
Other current assets	-	-	116
Income taxes receivable	360	2,807	752
Deferred tax assets	44	342	(7)
Accounts payable	(258)	(2,016)	(3,870)
Accrued payroll and employee benefits	(126)	(983)	78
Receipt in advance	(1,938)	(15,115)	76,821
Other accrued liabilities	280	2,184	8,653
China tax liabilities	(138)	(1,080)	-
Deferred tax liabilities	(313)	(2,444)	4,448
Income taxes payable	196	1,534	3,959
Net cash provided by operating activities	373	2,904	68,331

Cash flow from investing activities:
Purchase of property, plant and equipment	(291)	(2,267)	(4,796)
Purchase for property under development	(5,142)	(40,106)	(155,314)
Purchase of marketable securities	(3,054)	(23,825)	(13)
Acquisition of 6% controlling interest in CP&J, net	-	-	75,396
Net proceeds from sales of marketable securities	-	-	4,250
Net cash used in investing activities	(8,487)	(66,198)	(80,477)

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30
(Unaudited)
(Amounts expressed in thousands)

	Six Months Ended September 30,
	2008		2007
	US$	HK$	HK$
Cash flow from financing activities:
Net proceeds from issuance of common stock of a listed
subsidiary	-	-	285,317
Return of capital to stockholders	-	-	(36,112)
Dividend paid by a listed subsidiary	(2,809)	(21,910)	-
Increase in secured debts	2,923	22,800	46,642
Net cash provided by financing activities	114	890	295,847

Net (decrease) increase in cash and cash equivalents	(8,000)	(62,404)	283,701
Cash and cash equivalents at beginning of period	77,392	603,657	296,969
Exchange adjustments	963	7,514	(8,594)
Cash and cash equivalents at end of period	70,355	548,767	572,076

Supplementary disclosures of cash flow information
Cash paid during the period for:
Interest paid	1,108	8,641	5,941
Net income taxes (refunded) paid	190	1,483	(622)

See accompanying notes to condensed consolidated financial statements.

Man Sang Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

1. Interim Financial Presentation

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The March 31, 2008 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the annual report of Man Sang Holdings, Inc. (the "Company") on Form 10-K for the fiscal year ended March 31, 2008. The Company continues to account for Man Sang International Limited (“MSIL”), a Bermuda incorporated company which is listed on The Stock Exchange of Hong Kong Limited, as a consolidated subsidiary because it continues to have control over the operating and financial decisions of MSIL. As of September 30, 2008, the Company’s equity interest in MSIL was 40.37%. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results of the entire year.

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

The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of Hong Kong dollar amounts into United States dollars are for convenience only and have been made at the rate of HK$7.8 to US$1, the approximate free rate of exchange at September 29, 2008. Such translations should not be construed as representations that Hong Kong dollar amounts could be converted into United States dollars at that rate or any other rate.

3. Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This new standard requires that nonvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact that FSP EITF 03-6-1 will have on its consolidated financial statements and results of operations for the share-based payment programs currently in place.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which is intended to improve financial reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect adoption of SFAS No. 162 to have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. This FSP allows the Company to use its historical experience in renewing or extending the useful life of intangible assets. This FSP is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and shall be applied prospectively to intangible assets acquired after the effective date. The Company does not expect the application of this FSP to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures for derivative and hedging activities. SFAS 161 will become effective beginning with our first quarter of 2009. Early adoption is permitted. The Company has not adopted the standard and does not expect the adoption of SFAS No.161 to have a material impact on its consolidated financial statements.

4. Earnings Per Share (the "EPS")

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

	Three Months Ended	Six Months Ended
	September 30, 2007	September 30, 2007
	HK$ (in thousands)
Net income	3,695	12,593
Allocation to Series A preferred stock	(57)	(194)
Net income available to common stockholders, adjusted	3,638	12,399
Stock options granted by a listed subsidiary	(215)	(636)
Net income available to common stockholders, including conversion	3,423	11,763

	No. of shares	No. of shares
Weighted average-shares outstanding	6,382,582	6,382,582

	HK$	HK$
Net earnings per share
Basic	0.57	1.94
Diluted	0.54	1.84

	Three Months Ended	Six Months Ended
	September 30, 2008	September 30, 2008
	HK$ (in thousands)
Net income	5,006	9,205
Allocation to Series A preferred stock	(77)	(142)
Net income available to common stockholders, adjusted	4,929	9,063
Stock options granted by a listed subsidiary	(89)	(208)
Net income available to common stockholders, including conversion	4,840	8,855

Weighted average-shares outstanding	6,382,582	6,382,582

Net earnings per share
Basic	0.77	1.42
Diluted	0.76	1.39

5. Disclosure of Geographic Information

All of the Company's sales to unaffiliated customers are coordinated through its subsidiaries in Hong Kong and the People’s Republic of China (the “PRC”). The following is an analysis by location of customers:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2008	2007	2008	2007
	HK$ (in thousands)		HK$ (in thousands)
Net sales to unaffiliated customers:
Real estate operations
PRC	1,613	-	9,135	-

Pearl operations
Hong Kong	4,917	10,433	10,595	18,779
North America	25,643	26,737	43,939	60,852
Europe	50,113	47,165	86,217	77,615
Asian countries other than Hong Kong	18,195	20,060	32,030	41,442
Others	9,742	5,012	17,660	11,371
	110,223	109,407	199,576	210,059

The Company primarily operates in Hong Kong and PRC. The locations of the Company's identifiable assets are as follows:

	As of September 30,	As of March 31,
	2008	2008
	HK$' (in thousands)
Hong Kong	707,412	555,298
PRC	1,104,721	1,226,339
	1,812,133	1,781,637

6. Disclosure of Major Customers

During the three months ended September 30, 2008, two customers accounted for 13.8% and 10.7%, respectively of total sales. During the six months ended September 30, 2008, one customer accounted for 12.4% of total sales. During the three months ended September 30, 2007, two customers accounted for 15.4% and 10.1%, respectively of total sales. During the six months ended September 30, 2007, one customer accounted for 13.9% of total sales. Generally, a substantial percentage of the Company's sales has been made to a small number of customers and is typically on an open account basis.

7. Segment Information

Reportable segment profit or loss, and segment assets are disclosed as follows:

Reportable Segment Profit or Loss, and Segment Assets

	Three Months Ended		Six Months Ended
	September 30		September 30
	2008	2007	2008	2007
	HK$ (in thousands)		HK$ (in thousands)
Revenues from external customers:
Pearls	108,610	109,407	190,441	210,059
Real estate, including rental income	8,022	1,421	21,496	2,642
	116,632	110,828	211,937	212,701

Operating income (loss):
Pearls	16,573	13,766	29,491	35,382
Real estate	(5,486)	(7,753)	(6,982)	(11,569)
	11,087	6,013	22,509	23,813

Depreciation and amortization:
Pearls	1,688	1,723	3,425	3,416
Real estate investment	3,290	686	6,618	1,328
Corporate assets	230	230	459	459
	5,208	2,639	10,502	5,203

Capital expenditure for segment assets:
Pearls	577	511	2,235	4,361
Real estate investment	20,219	100,715	40,138	155,749
	20,796	101,226	42,373	160,110

	As of September 30,	As of March 31,
	2008	2008
	HK$ (in thousands)
Segment assets:
Pearls	569,869	648,480
Real estate	1,181,566	1,090,346
Corporate assets	60,698	42,811
	1,812,133	1,781,637

8. Stock Compensation Plans

A summary of the number of outstanding and exercisable options under the share option scheme adopted on August 2, 2002 by Man Sang International Limited, or MSIL, a subsidiary of the Company (the “Plan”), as of September 30, 2008, and changes during the period then ended is presented as follows:

	Number of	Exercise prices (with the weighted
	options	average exercise price in parenthesis)
		HK$0.253, HK$0.233 and HK$0.500
Outstanding as at April 1, 2008 and September 30, 2008	39,000,000	(HK$0.281)

		HK$0.253, HK$0.233 and HK$0.500
Exercisable at September 30, 2008	39,000,000	(HK$0.281)

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

As of September 30, 2008, 39,000,000 options were outstanding under the Plan. The weighted average fair value of the options granted during the period was HK$0.10. As of September 30, 2008, the weighted average remaining contractual term of the option was 3.46 years. Stock-based compensation expense was HK$0.9 million for the six months ended September 30, 2007.

9. Acquisition

On April 12, 2007, MSIL acquired an additional 6% interest in a project located in Zhuji, the PRC (the “CP&J Project”) and an assignment of a loan in an amount equivalent to approximately HK$10,560,000 for a total consideration of HK$60,000,000. As a result of this acquisition, the Company, through Smartest Man Holdings Limited, an indirect wholly-owned subsidiary of MSIL, indirectly owns 55% of the issued share capital of China Pearls and Jewellery City Holdings Limited, or CP&J, and a 55% interest in the CP&J Project. The results of operations of CP&J have been included in the consolidated financial statements since that date, under the purchase method according to Statement of Financial Accounting Standard No.141, Business Combinations.

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

Unaudited pro forma results of operations for CP&J City for the six months ended September 30, 2008 are as follows. The amounts are shown as if the acquisition had occurred at the beginning of the period presented:-

		Six Months Ended
		September 30, 2007
		HK$ (in thousands)
Pro forma revenues, including rental income		212,701
Pro forma net income		12,037
Earnings per share	– Basic pro forma	1.86
	– Diluted pro forma	1.76

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

10. Secured debt

As of September 30, 2008, secured debt consisted of the following:

HK$ (in thousands)
Secured debt, varying interest rates per annum from 6.8% to 7.6%,
due December 2008 to January 2011	228,000
Less : current portion	79,800
Long term debt	148,200

Secured debt generally requires monthly interest payments and repayment of principal when due. Secured debt is secured by guarantees or land under development in the PRC. As of September 30, 2008, the total gross book value of land securing the debt was HK$236.2 million. As of September 30, 2008, the secured debt bore interest at variable rates, and the weighted average interest rate was 7.1% per annum.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are, by their nature, subject to risks and uncertainties. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Form 10-Q are forward looking. Words such as "anticipates," "believes," "expects," "future" and "intends" and similar expressions may identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to: our future performance, our expansion efforts, demand for our products; the state of economic conditions and our markets; currency and exchange rate fluctuations; and our ability to meet our liquidity requirements. These forward-looking statements are based on assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe to be appropriate in particular circumstances. However, whether actual results and developments will meet our expectations and predictions depend on a number of known and unknown risks and uncertainties and other factors, any or all of which could cause actual results, performance or achievements to differ materially from our expectations, whether expressed or implied by such forward-looking statements (which may relate to, among other things, the Company's sales, costs and expenses, income, inventory performance, and receivables). Primarily engaged in the processing and trading of pearls and pearl jewelry products, and in real estate investment, our ability to achieve our objectives and expectations are derived at least in part from assumptions regarding economic conditions, consumer tastes, and developments in our competitive environment. The following assumptions, among others, could materially affect the likelihood that we will achieve our objectives and expectations communicated through these forward-looking statements: (i) that the Hong Kong dollar will remain pegged to the US dollar at US$1 to HK$7.8; (ii) that customer's choice of pearls vis-à-vis other precious stones and metals will not change adversely; (iii) that we will continue to obtain a stable supply of pearls in the quantities, of the quality and on terms we require; (iv) that there will not be a substantial adverse change in the exchange relationship between the renminbi ("RMB") and the Hong Kong or US dollar; (v) that there will not be a substantial increase in the tax burdens of our subsidiaries operating in the PRC; and (vi) that there will not be a substantial change in climate and environmental conditions at the source regions of pearls that could have a material adverse effect on the supply and pricing of pearls. The following discussion of our results of operation, and liquidity and capital resources should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Form 10-Q and with our annual report on Form 10-K for the year ended March 31, 2008, which contains a further description of risks and uncertainties related to forward-looking statements, as well as other aspects of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We will not publicly release any revisions to these forward-looking statements after the date hereof. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.

Overview

The Group had two primary business segments during the six months ended September 30, 2008.

Our first business segment is engaged in the purchase, processing, assembling, merchandising and wholesale distribution of pearls and jewelry products (“Pearl Operations”). We are one of the world’s largest purchasers and processors of saltwater cultured and freshwater cultured pearls.

Our second business segment is engaged in real estate development and real estate leasing (“Real Estate Operations”). We operate real estate for lease and sale in Hong Kong and the PRC, including (a) an industrial complex (“Man Sang Industrial City”) located in the Shenzhen Special Economic Zone, PRC, (b) China Pearl and Jewellery City (“CP&J City”), a market center with various supporting facilities, including manufacturing, processing, exhibition, hotel and residential facilities, among others, located in Shanxiahu, Zhuji, Zhejiang Province, PRC and (c) commercial and residential properties in Hong Kong (“Hong Kong Properties”). As of September 30, 2008, the occupancy rate, representing the percentage of leaseable gross floor area leased, of Man Sang Industrial City and CP&J City was approximately 77.2% and 20.0%, respectively. All Hong Kong properties for lease were vacant as of September 30, 2008.

Net sales for the six months ended September 30, 2008 decreased by HK$10.6 million, or 5.0%, from HK$210.1 million for the six months ended September 30, 2007, which was wholly attributable to our Pearl Operations, to HK$199.5 million for the six months ended September 30, 2008, consisting of HK$190.4 million attributable to our Pearl Operations and HK$9.1 million attributable to our Real Estate Operations. Gross profit increased by HK$3.7 million, or 5.1%, from HK$73.2 million for the six months ended September 30, 2007 to HK$76.9 million for the six months ended September 30, 2008, consisting of HK$71.5 million attributable to our Pearl Operation and HK$5.4 million attributable to our Real Estate Operations. Net income decreased by HK$3.4 million, or 26.9%, from HK$12.6 million for the six months ended September 30, 2007 to HK$9.2 million for the six months ended September 30, 2008.

Future Trends

The PRC economy has continued its rapid growth in 2008, continuing a pattern of double-digit or near double-digit growth in gross domestic product (“GDP”) over the past five years. The GDP of the PRC increased by approximately RMB2.4 trillion, or 11%, from approximately RMB21.1 trillion in 2006 to approximately RMB23.5 trillion in 2007. However, China's economic growth slowed down to 9.9% percent in the first three quarters of 2008 as the spreading financial crisis lowered foreign demand for Chinese goods. The financial crisis, if it continues, may further slow the PRC economy’s future growth.

Recent disruptions in global financial markets and banking systems due to the financial crisis have also made credit and capital markets more difficult for companies to access. Continuing volatility in the credit and capital markets could potentially impair our and our customers’ ability to access these markets and increase associated costs. In addition, the recent turmoil in the financial markets may have an adverse effect on consumer spending patterns. A recessionary economic cycle, higher interest rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors could adversely affect consumer demand for the products we sell and properties we sell and lease, which could adversely affect our results of operations.

We believe that the majority of markets where we operate will be negatively affected by the financial crisis during the second half of fiscal year 2008. We will continue to monitor the effects of the financial crisis in the markets where we operate and to adopt the appropriate business and financial management policies to ensure that we are able to further develop our market share in our core markets.

Recently, there have been indications that rates of inflation have increased. According to the National Bureau of Statistics of China, China’s overall national inflation rate, as represented by the general consumer price index, was approximately 1.5% and 4.8% in 2006 and 2007, respectively. From January to September 2008, the inflation rate in China was approximately 7.0%. Increases in inflation affect our financial performance by increasing certain of our operating expenses including labor costs, leases, and selling and general administrative expenses. Although increases in inflation have not had a material impact on our operations in the past, if such increases continue, they may have an adverse effect on our operations in the future.

Pearl Operations

Economic conditions have recently deteriorated significantly in many countries and regions, including the markets in which we conduct our Pearl Operations, and may remain depressed for the foreseeable future. If unfavorable economic conditions continue to challenge the consumer environment, our business, results of operations, financial condition and cash flows could be adversely affected. Our Pearl Operations in Europe have exhibited a relatively strong performance during the first half of fiscal year 2008. However, we do not expect to maintain these performance levels in the short-term due to the recent deterioration of economic conditions. As a result, we have adopted a more conservative policy to ensure that we maintain adequate credit and financing to fund our operations. Our Pearl Operations are geographically diverse and we believe we are well-positioned to react to fluctuating global market conditions.

Real Estate Operations

Financial markets have recently experienced unusual volatility and uncertainty. While this condition has occurred most visibly within the “subprime” mortgage lending sector of the credit market, liquidity has tightened in overall financial markets, including investment grade debt and equity capital markets. Consequently, there is greater risk that the financial institutions we do business with could experience disruptions that would negatively affect our current financing program for our Real Estate Operations.

In recent years, the PRC government has introduced a number of macroeconomic measures designed to slow the growth of the real estate sector in the PRC, which have increased the uncertainties of investment in this sector. The launch of these measures and the attendant uncertainties arising as a result of these measures significantly increases the difficulty of real estate investment and development in the PRC. In addition, the financial crisis has further contributed to the slowdown of China's real estate market in 2008. We believe that the challenges posed by the introduction of these measures are cyclical in nature and that such challenges can be met with sound management and the appropriate operational strategy. We have attempted to meet these challenges with a continued emphasis on enhancing efficiency, improving quality and strictly controlling development costs for our real estate projects. We will continue to monitor and respond to the macroeconomic measures adopted in the PRC in relation to the real estate industry and will adjust our sales and marketing and development strategy for CP&J City as necessary to meet the challenges posed by these measures.

Recently, the PRC government announced an array of policies, including tax exemptions, a loosening of lending restrictions and a reduction of interest rates and mortgage deposit requirements, in an effort to encourage the development of the real estate market and domestic economy as a whole. Although these new policies have not yet had a material impact on our operations, if the PRC government continues to promote policies aimed at stabilizing and maintaining growth in the real estate market, it may have a positive effect on our operations in the future. We continue to believe that the long-term growth prospects of the PRC economy, coupled with the continued acceleration of urbanization and the growing desire of urban residents to improve their living conditions, will allow the real estate sector in the PRC to continue to develop and expand.

Results of Operations

For the Six-Month Period Ended September 30, 2008 compared to the Six-Month Period Ended September 30, 2007.

Sales and Gross Profit

Net sales attributable to our Pearl Operations decreased by HK$19.7 million, or 9.3%, from HK$210.1 million for the six months ended September 30, 2007 to HK$190.4 million for the six months ended September 30, 2008. Net sales of assembled jewelry increased by HK$7.5 million, or 6.6%, from HK$113.3 million for the six months ended September 30, 2007 to HK$120.8 million for the six months ended September 30, 2008. Net sales of South Sea pearls decreased by HK$19.3 million, or 23.8%, from HK$81.2 million for the six months ended September 30, 2007 to HK$61.9 million for the six months ended September 30, 2008. Net sales of freshwater pearls decreased by HK$5.6 million, or 51.4%, from HK$11.0 million for the six months ended September 30, 2007 to HK$5.4 million for the six months ended September 30, 2008. Decreases in net sales attributable to our Pearl Operations were primarily due to a decrease in market demand in the United States and Asian countries including Hong Kong due to the relative weakness of the United States economy and global financial crisis.

Net sales to the United States and Asian markets decreased for the six months ended September 30, 2008 due to the relative weakness of the domestic economies. Net sales to the United States market decreased by HK$17.0 million, or 27.8%, from HK$60.9 million for the six months ended September 30, 2007 to HK$43.9 million for the six months ended September 30, 2008. Net sales to the Asia market decreased by HK$17.6 million, or 29.2%, from HK$60.2 million for the six months ended September 30, 2007 to HK$42.6 million for the six months ended September 30, 2008.

Net sales to the Europe market increased for the six months ended September 30, 2008 due to the relative strength of Europe’s economy. Net sales to the Europe market increased by HK$8.6 million, or 11.1%, from HK$77.6 million for the six months ended September 30, 2007 to HK$86.2 million for the six months ended September 30, 2008.

Gross profit attributable to our Pearl Operations decreased by HK$1.7 million, or 2.3%, from HK$73.2 million for the six months ended September 30, 2007 to HK$71.5 million for the six months ended September 30, 2008. The decrease in gross profit was primarily attributable to the decrease in net sales to the United States and Asia markets, which was partially offset by the increase in net sales to the Europe market.

Gross profit margin increased from 34.8% for the six months ended September 30, 2007 to 37.6% for the six months ended September 30, 2008. The increase in gross profit margin was primarily due to our continued (a) implementation of effective cost controls, (b) enhancement of production efficiency and (c) shift in our sales focus to sales of higher value jewelry products.

Net sales attributable to our Real Estate Operations was HK$9.1 million for the six months ended September 30, 2008. Gross profit attributable to real estate sales in our Real Estate Operations was HK$5.4 million for the six months ended September 30, 2008. Gross profit margin attributable to real estate sales in our Real Estate Operations was 59.2% for the six months ended September 30, 2008. We had not yet commenced real estate sales during the corresponding six months ended September 30, 2007.

Rental Income

Gross rental income increased by HK$9.7 million, or 367.9%, from HK$2.6 million for the six months ended September 30, 2007 to HK$12.4 million for the six months ended September 30, 2008. The increase was primarily attributable to an increase of HK$8.6 million in rental income attributable to CP&J City. We did not have any rental income attributable to CP&J City for the six months ended September 30, 2007. In addition, we had additional rental income of HK$1.1 million from our operations at Man Sang Industrial City as additional units which had been held for self-use were leased to customers.

Selling, General and Administrative Expense ("SG&A expense")

SG&A expenses increased by HK$8.8 million, or 17.8%, from HK$49.1 million for the six months ended September 30, 2007 to HK$57.9 million for the six months ended September 30, 2008. The increase was mainly due to a write-back of allowance for doubtful debts of HK$5.0 million for the six months ended September 30, 2007, as compared to an allowance for doubtful debts of HK$1.1 million for the six months ended September 30, 2008. The increase was also due to an increase of HK$2.5 million in selling and administrative expense associated with CP&J City.

As a percentage of net sales, our SG&A expenses increased by 5.6% from 23.4% for the six months ended September 30, 2007 to 29.0% for the six months ended September 30, 2008.

Interest Income

Interest income decreased by HK$3.4 million, or 38.1%, from HK$8.8 million for the six months ended September 30, 2007 to HK$5.4 million for the six months ended September 30, 2008. The decrease was primarily due to a decrease in interest rates during the six months ended September 30, 2008 as compared to the same period in 2007.

Income Tax Expense

Income tax expense increased by HK$0.2 million, or 4.4%, from HK$5.1 million for the six months ended September 30, 2007 to HK$5.3 million for the six months ended September 30, 2008. The increase was primarily due to an increase in land appreciation tax of HK$1.4 million that was levied on our sales of real estate in the PRC during the six months ended September 30, 2008. We had not yet commenced real estate sales during the corresponding six months ended September 30, 2007. This increase was offset by a decrease of HK$0.8 million in current income tax, due to a decrease in taxable income.

Net Income

As a result of the foregoing, net income decreased by HK$3.4 million, or 26.9%, from HK$12.6 million for the six months ended September 30, 2007 to HK$9.2 million for the six months ended September 30, 2008.

Results of Operations

For the Three-Month Period Ended September 30, 2008 compared to the Three-Month Period Ended September 30, 2007.

Sales and Gross Profit

Net sales attributable to our Pearl Operations decreased by HK$0.8 million, or 0.7%, from HK$109.4 million for the three months ended September 30, 2007 to HK$108.6 million for the three months ended September 30, 2008. Net sales of assembled jewelry increased by HK$7.4 million, or 11.7%, from HK$63.1 million for the three months ended September 30, 2007 to HK$70.5 million for the three months ended September 30, 2008. Net sales of South Sea pearls decreased by HK$6.9 million, or 17.1%, from HK$40.8 million for the three months ended September 30, 2007 to HK$33.9 million for the three months ended September 30, 2008. Decreases in net sales attributable to our Pearl Operations were primarily due to a decrease in market demand in the United States and Asian countries including Hong Kong due to the relative weakness of the United States economy and global financial crisis.

Net sales to the United States and Asia markets decreased for the three months ended September 30, 2008 due to the relative weakness of the domestic economies. Net sales to the United States market decreased by HK$1.1 million, or 4.1%, from HK$26.7 million for the three months ended September 30, 2007 to HK$25.6 million for the three months ended September 30, 2008. Net sales to the Asia market decreased by HK$7.4 million, or 24.2%, from HK$30.5 million for the three months ended September 30, 2007 to HK$23.1 million for the three months ended September 30, 2008.

Net sales to the Europe market increased for the three months ended September 30, 2008 due to the relative strength of Europe’s economy. Net sales to the Europe market increased by HK$2.9 million, or 6.3%, from HK$47.2 million for the three months ended September 30, 2007 to HK$50.1 million for the three months ended September 30, 2008.

Gross profit attributable to our Pearl Operations increased by HK$1.4 million, or 3.7%, from HK$38.1 million for the three months ended September 30, 2007 to HK$39.5 million for the three months ended September 30, 2008. The increase in gross profit was primarily attributable to the increase in net sales to the Europe market, which was partially offset by the decrease in net sales to the United States and Asia markets.

Gross profit margin increased from 34.8% for the three months ended September 30, 2007 to 36.4% for the three months ended September 30, 2008. The increase in gross profit margin was primarily due to our continued (a) implementation of effective cost control measures, (b) enhancement of production efficiency and (c) shift in our sales focus to sales of higher value jewelry products.

Net sales attributable to our Real Estate Operations was HK$1.6 million for the three months ended September 30, 2008. Gross profit attributable to real estate sales in our Real Estate Operations was HK$0.8 million for the three months ended September 30, 2008. Gross profit margin attributable to real estate sales in our Real Estate Operations was 50.0% for the three months ended September 30, 2008. We had not yet commenced real estate sales during the corresponding three months ended September 30, 2007.

Rental Income

Gross rental income increased by HK$5.0 million, or 351.0%, from HK$1.4 million for the three months ended September 30, 2007 to HK$6.4 million for the three months ended September 30, 2008. The increase was primarily attributable to an increase of HK$4.5 million in rental income attributable to CP&J City and an increase in rental income of HK$0.5 million from Man Sang Industrial City as additional units which had been held for self-use were leased to customers.

Selling, General and Administrative Expense ("SG&A expense")

SG&A expenses decreased by HK$0.7 million, or 2.1%, from HK$32.1 million for the three months ended September 30, 2007 to HK$31.4 million for the three months ended September 30, 2008. The decrease was primarily attributable to a decrease of HK$1.9 million in sales commissions, which was partially offset by an increase of HK$1.6 million in allowance for doubtful debts for the three months ended September 30, 2008.

As a percentage of net sales, our SG&A expenses decreased by 0.4% from 29.3% for the three months ended September 30, 2007 to 28.9% for the three months ended September 30, 2008.

Interest Income

Interest income decreased by HK$2.7 million, or 48.0%, from HK$5.6 million for the three months ended September 30, 2007 to HK$2.9 million for the three months ended September 30, 2008. The decrease was primarily attributable to a decrease in interest rates during the three months ended September 30, 2008 as compared to the same period in 2007.

Income Tax Expense

Income tax expense decreased by HK$0.7 million, or 25.2%, from HK$2.9 million for the three months ended September 30, 2007 to HK$2.1 million for the three months ended September 30, 2008. The decrease was primarily attributable to a decrease of HK$0.4 million in deferred tax expenses recognized for the three months ended September 30, 2008.

Net Income

As a result of the foregoing, net income increased by HK$1.3 million, or 35.5%, from HK$3.7 million for the three months ended September 30, 2007 to HK$5.0 million for the three months ended September 30, 2008.

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

Our liquidity position is primarily affected by our inventory levels of raw materials such as pearls and diamonds, the amount of completed properties held for sale, the level of our accounts payables and receivables and our ability to obtain external financing to meet our debt obligations and to finance our capital expenditures. We have significant capital commitments during the next four years related to the continued development of CP&J City. We expect to meet these capital commitments primarily through the use of our internal resources and debt financing.

Working Capital

Working capital decreased by HK$53.6 million, or 10.5%, from HK$508.9 million as of March 31, 2008 to HK$455.3 million as of September 30, 2008. This decrease was primarily due to a decrease of HK$54.9 million in cash and cash equivalents and an increase of HK$46.5 million in secured debts due within one year, which was partially offset by an increase of HK$20.2 million in accounts receivable and an increase of HK$18.6 million in marketable securities.

Cash Balances

Cash balances decreased by HK$54.9 million, or 9.1%, from HK$603.7 million as of March 31, 2008 to HK$548.8 million as of September 30, 2008. This decrease was primarily due to cash outflows of HK$40.1 million for capital expenditures in relation to CP&J City, cash outflows of HK$23.8 million for investments of marketable securities and a dividend payment of HK$21.9 million by a listed subsidiary. Decreases in cash balances were partially offset by an increase of HK$22.8 million in secured debts and net cash inflows of HK$2.9 million from operating activities.

Current Ratio

Our current ratio decreased by 0.1 from 1.9 as of March 31, 2008 to 1.8 as of September 30, 2008. The decrease was primarily attributable to a decrease of HK$13.9 million in current assets and an increase of HK$39.6 million in current liabilities.

Cash Flows

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased by HK$65.4 million, or 95.8%, from HK$68.3 million for the six months ended September 30, 2007 to HK$2.9 million for the six months ended September 30, 2008. This decrease was primarily due to a decrease of HK$76.8 million in cash receipts for deposits received for sales of units at CP&J City.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased by HK$14.3 million, or 17.7%, from HK$80.5 million for the six months ended September 30, 2007 to HK$66.2 million for the six months ended September 30, 2008. This decrease was primarily due to a decrease in cash outflows for the purchase of properties under development for CP&J City. Cash outflows for the purchase of properties under development decreased by HK$115.2 million, or 74.2%, from HK$155.3 million for the six months ended September 30, 2007 to HK$40.1 million for the six months ended September 30, 2008.

We did not have any cash inflows from investing activities in the six months ended September 30, 2008, as compared to cash inflows of HK$79.6 million in the six months ended September 30, 2007, primarily as a result of cash of HK$75.4 million acquired as part of our acquisition of a controlling interest in CP&J City on April 12, 2007.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased by HK$295.0 million, or 100%, from HK$295.8 million for the six months ended September 30, 2007 to HK$0.8 million for the six months ended September 30, 2008. The decrease was primarily due to cash inflows of HK$285.3 million received as the net proceeds of the issuance of common stock by a listed subsidiary in the six months ended September 30, 2007, compared to the six months ended September 30, 2008, during which there was no issuance of common stock.

Inventories for our Pearl Operations

Inventories for our Pearl Operations increased by HK$2.6 million, or 5.4%, from HK$49.4 million as of March 31, 2008 to HK$52.0 million as of September 30, 2008. This increase in inventories was primarily attributable to a lower turnover rate of inventory for the six months ended September 30, 2008. The impact of the lower turnover rate of inventory was mitigated by the implementation of more stringent controls on stock levels, which included reduced stock levels for spare parts, shortened delivery times and improvements in the scheduling and management of production.

The inventory turnover period increased by 0.9 months from 1.7 months for the six months ended September 30, 2007 to 2.6 months for the six months ended September 30, 2008. The increase was primarily due to a decrease in sales turnover for the six months ended September 30, 2008.

Accounts Receivable for Pearl Operations

Accounts receivable for our Pearl Operations increased by HK$17.1 million, or 20.0%, from HK$85.7 million as of March 31, 2008 to HK$102.8 million as of September 30, 2008. The average debtor turnover period increased by 0.5 months from 2.7 months for the six months ended September 30, 2007 to 3.2 months for the six months ended September 30, 2008. These increases were primarily due to an increase in net sales made to customers utilizing credit as opposed to cash.

Secured Debt

Secured debt increased by HK$28.2 million, or 14.1%, from HK$199.8 million as of March 31, 2008 to HK$228.0 million as of September 30, 2008. Secured debt consists primarily of long-term and short-term bank borrowings in Renminbi for the development of CP&J City and is secured primarily by the land of CP&J City.

Working Capital Facilities

Available working capital facilities increased by HK$43.2 million, or 6.8%, from HK$414.8 million as of March 31, 2008 to HK$458.0 million as of September 30, 2008. This increase was primarily due to increased bank facilities to meet our anticipated future liquidity requirements. Available working capital facilities include letter of credit arrangements, import loans, overdraft and other facilities. All such banking facilities bear interest at floating rates generally offered by banks in Hong Kong and the PRC, and are subject to periodic review. As of September 30, 2008, we had secured loans of HK$228.0 million and unutilized working capital facilities of HK$230.0 million.

We expect to require additional cash in order to fund our ongoing business needs and expansion of our operations. We have not encountered any difficulties in meeting our current cash obligations and expect to continue meeting our liquidity and cash needs through cash-on-hand, funds generated from internal operations and banking facilities, disposition of properties and proceeds from the issuance of common stock. In this regard, we believe that our existing cash, cash equivalents, banking facilities and funds to be generated from internal operations will be sufficient to meet our anticipated future liquidity requirements for the next 12 months. We believe that our sources of working capital, specifically our cash flow from operations, available banking facilities and accessible private and public offerings of debt and equity securities, are adequate for us to meet our anticipated future liquidity requirements.

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

Seasonality

Our business is subject to seasonal fluctuations. The bulk of the sales from our Pearl Operations occur during the months of March, June and September when major international jewelry trade shows are held in Hong Kong. Accordingly, the results of any interim period are not necessarily indicative of the results that might be expected during a full year.

Contractual Obligations

The following table sets forth information regarding our outstanding contractual and commercial commitments as of September 30, 2008:

Contractual Obligations		Payments Due by Period
	Total	Less than	1-3 years	3-5 years	More than
		1 year			5 years
	HK$ (in thousand)
Long term debt (1)	228,000	79,800	148,200	-	-
Capital commitment obligations	265,894	107,855	158,039	-	-
Operating lease obligations	33,194	13,486	19,708	-	-
Total contractual obligations	527,088	201,141	325,947	-	-

(1) Excluding interest on long term bank loans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2008, we had no derivative contracts, such as forward contracts and options to hedge against exchange fluctuations.

We denominate a substantial majority of our sales in either US dollars or Hong Kong dollars. In the six months ended September 30, 2008, we made 50.0% of our purchases in US dollars, 36.2% of our purchases in Hong Kong dollars and 2.0% of our purchases in Renminbi. Since the Hong Kong dollar remains “pegged” to the US dollar at a constant rate, we feel that the exposure of our sales proceeds to foreign exchange fluctuations is minimal. We do not consider the potential revaluation of the Renminbi to be significant to our operations as we believe that the risk of substantial fluctuation of the Renminbi exchange rate is low. As of September 30, 2008, we had bank borrowings of HK$228.0 million denominated in Renminbi.

Because the majority of our purchases are made in currencies which we believe present a low risk of appreciation or devaluation and our sales are made in US dollars, we believe that our currency risk for the foreseeable future should not be material. As a result, we have not entered into any derivative contracts, such as forward contracts and options, to hedge against foreign exchange fluctuations during the three month period ended September 30, 2008.

We are exposed to interest rate risk resulting from fluctuations in interest rates. As of September 30, 2008, we had borrowed approximately HK$228.0 million under floating rate credit facilities. All such banking facilities bear interest at floating rates generally offered by banks in Hong Kong and the PRC and are subject to periodic review. Fluctuations in interest rates can lead to significant fluctuations in the fair value of our debt obligations. We closely monitor interest rate risk and consider using appropriate financial instruments to hedge any exposure. However, we do not currently use any derivative instruments to manage our interest rate risk.

Given the relative price stability associated with the raw materials used in our products, we believe our commodity price risk should not be material.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in our reports under the Securities and Exchange Act of 1934, as amended. In accordance with Rule 13a-15(b) of the Securities and Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008, the end of the period covered by this Form 10-Q. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance that information we are required to disclose under applicable laws and regulations is (1) recorded, processed, summarized and reported in a timely manner; and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resources constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

Changes in Internal Control over Financial Reporting

No change was made in our internal control over financial reporting during the six months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described immediately below under the heading “Remediation of Past Material Control Weaknesses”.

Remediation of Past Material Control Weaknesses

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by our Form 10-K filed on June 27, 2008. This evaluation was based on (a) the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. In order to assist our management to evaluate the effectiveness of our internal control over financial reporting, we also engaged BDO McCabe Lo Limited, an independent registered public accounting firm, to perform a high level risk assessment. Based on this evaluation, we identified a material weakness in our internal control over financial reporting prior to the filing of our Form 10-K on June 27, 2008.

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

In order to rectify this material weakness, we have implemented additional procedures to ensure that our accounting for property development and sales of new properties is presented fairly in all material respects in accordance with U.S. GAAP principles. These procedures include the following:

  We have instituted monthly business reviews led by our Chief Executive Officer and monthly operating and financial statement reviews by various levels of our management team, including our executive officers;

  We are taking steps to create a new disclosure review group in order to further formalize our internal review processes related to preparation of our reports filed with the Securities and Exchange Commission and other public disclosures, which will include directors, executive management, senior financial management and senior operating personnel;

  We are expanding our educational assistance to all our accounting staff to ensure a thorough and consistent understanding of changes in accounting principles and modifications and enhancement in our internal controls and procedures.

In addition, we will consult external accounting professionals when encountering new and complex accounting transactions and will continue to refine and enhance our internal control and procedures. Accordingly, management believes that the accounting for property development and sales of new properties included in this Form 10-Q fairly presents in all material respects our financial position, results of operations and cash flows for the periods presented.

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

ITEM 1A. RISK FACTORS

We face a number of risks related to the recent financial crisis and severe tightening in the global credit markets.

The ongoing global financial crisis affecting the banking system and financial markets has resulted in a severe tightening in credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit and equity markets. This financial crisis could impact our business in a number of ways, including:

Potential Deferment of Purchases and Orders by Customers: Uncertainty about current and future global economic conditions may cause consumers, businesses and governments to defer purchases in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, future demand for our products could differ materially from our current expectations.

Customers’ Inability to Obtain Financing to Make Purchases from Us and/or Maintain Their Business: Some of our customers require substantial financing in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit to finance purchases of our products and meet their payment obligations to us could adversely impact our financial condition and results of operations. In addition, if the financial crisis results in insolvencies for our customers, it could adversely impact our financial condition and results of operations.

Negative Impact from Increased Financial Pressures on Key Suppliers: Our ability to meet customers’ demands depends, in part, on our ability to obtain timely and adequate delivery of materials from our suppliers. If certain key suppliers were to become capacity constrained or insolvent as a result of the financial crisis, it could result in a reduction or interruption in supplies or a significant increase in the price of supplies and adversely impact our financial condition and results of operations. In addition, credit constraints of key suppliers could result in accelerated payment of accounts payable by us, impacting our cash flow.

Reduction of Discretionary Spending by Retail Customers: Our results of operations are impacted by the discretionary spending of retail customers, both of our pearl and jewelry products and the products of our tenants at Man Sang Industrial City and CP&J City. Discretionary spending is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, electricity power rates, gasoline prices, unemployment trends and other matters that influence consumer confidence and spending. Many of these factors are outside of our control. Retail customers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower or in periods of actual or perceived unfavorable economic conditions, which could adversely impact our financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 10, 2007, Man Sang International (B.V.I.) Limited (the “Vendor”), our wholly owned subsidiary, entered into a Placing Agreement (the “Placing Agreement”) with ICEA Securities Limited as the placing agent (the “Placing Agent”), whereby the Placing Agent agreed to place 200,000,000 existing shares of Man Sang International Limited, or MSIL, (the “Placing Shares”) with institutional or professional investors at a price of HK$1.48 per Placing Share (or approximately US$0.19) per share (the “Placing Price”) to raise approximately HK$296.0 million (or approximately US$38.0 million), before expenses (the “Placing”). Pursuant to the Placing Agreement, the Placing Agent is entitled to receive two percent (2.0%) of the aggregate value of the Placing Shares at the Placing Price. The Placing Shares represent approximately 19.9% of the existing issued share capital of MSIL. The placement proceeds are intended to be used for our general working capital.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

Date: November 13, 2008
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