Form 10-Q
period 2008-12-31
MAN SANG HOLDINGS INC
filed 2009-02-12
CIK 807630

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

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

     As of February 12, 2009, 6,382,582 shares of the Registrant's common stock were outstanding.

MAN SANG HOLDINGS, INC.
TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as at
	December 31, 2008 and March 31, 2008	F-1

	Condensed Consolidated Statements of Operations and
	Comprehensive Income for the Three and Nine Months Ended
	December 31, 2008 and 2007	F-3

	Condensed Consolidated Statements of Cash Flows for
	the Nine Months Ended December 31, 2008 and 2007	F-4

	Notes to Condensed Consolidated Financial Statements	F-6

ITEM 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	1

ITEM 3.	Quantitative and Qualitative Disclosures About
	Market Risk	11

ITEM 4.	Disclosure Controls and Procedures	12

PART II - OTHER INFORMATION

ITEM 6.	Exhibits	16

SIGNATURES		18

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts expressed in thousands, except per share amounts)

	As at December 31, 2008		As at March
	(Unaudited)		31, 2008
	US$	HK$	HK$
ASSETS
Current assets:
Cash and cash equivalents	65,769	513,001	603,657
Marketable securities	2,000	15,603	5,411
Accounts receivable, net of allowance for doubtful
accounts of HK$27,676 and HK$17,124 as of
December 31, 2008 and March 31, 2008, respectively	21,273	165,932	165,436
Completed properties held for sale	20,156	157,214	158,101
Inventories, net:
Raw materials	1,686	13,148	14,418
Work in progress	677	5,281	8,650
Finished goods	2,816	21,967	26,327
	5,179	40,396	49,395
Prepaid expenses	1,197	9,348	8,114
Deposits and other receivables, net of allowance for
doubtful accounts of HK$2,918 as of
December 31, 2008 and March 31, 2008, respectively	5,087	39,680	30,000
Deposit on acquisition of land held for development	6,595	51,436	50,526
Income taxes receivable	556	4,335	5,630
Total current assets	127,812	996,945	1,076,270

Property, plant and equipment	21,597	168,456	172,634
Accumulated depreciation	(8,864)	(69,135)	(65,137)
	12,733	99,321	107,497

Real estate investment	55,544	433,242	422,440
Accumulated depreciation	(2,851)	(22,240)	(12,745)
	52,693	411,002	409,695
Property under development	23,840	185,955	123,767
Investment in and advance to an affiliate	14	113	104
Deferred tax assets	22	168	505
Goodwill	8,179	63,799	63,799
Total assets	225,293	1,757,303	1,781,637

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - continued
(Amounts expressed in thousands, except per share amount)

	As at December 31, 2008		As at March
	(Unaudited)		31, 2008
	US$	HK$	HK$
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Secured debt – current portion	8,692	67,800	33,300
Accounts payable	15,552	121,305	123,928
Accrued payroll and employee benefits	1,133	8,838	9,838
Receipt in advance	21,329	166,368	181,859
Loan from minority interests	14,654	114,300	114,300
China tax payable	1,718	13,404	14,409
Other accrued liabilities	2,577	20,101	18,502
Income taxes payable	9,392	73,262	71,266
Total current liabilities	75,047	585,378	567,402

Deferred tax liabilities	1,199	9,353	8,283
Long term secured debt	15,936	124,300	166,500
Minority interests	79,259	618,220	623,475

Stockholders' equity:
Series A preferred stock, par value US$0.001	-	1	1
- authorized, issued and outstanding: 100,000 shares;
(entitled in liquidation to US$2,500 (HK$19,500))
Series B convertible preferred stock, par value US$0.001	-	-	-
- authorized: 100,000 shares; no shares outstanding
Common stock, par value US$0.001	6	49	49
- authorized: 31,250,000 shares;
issued and outstanding: 6,382,582 shares
as at December 31, 2008 and March 31, 2008, respectively
Additional paid-in capital	15,023	117,184	117,184
Retained earnings	37,359	291,403	285,621
Accumulated other comprehensive income	1,464	11,415	13,122
Total stockholders' equity	53,852	420,052	415,977
Total liabilities and stockholders' equity	225,293	1,757,303	1,781,637

See accompanying notes to condensed consolidated financial statements.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(Amounts expressed in thousands except per share amounts)

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2008		2007	2008		2007
	US$	HK$	HK$	US$	HK$	HK$
Net sales – Pearl operations	9,795	76,404	108,616	34,211	266,845	318,675
– Real estate operations	238	1,856	-	1,409	10,991	-
	10,033	78,260	108,616	35,620	277,836	318,675
Cost of goods	(6,575)	(51,286)	(74,614)	(22,299)	(173,932)	(211,450)
Gross profit	3,458	26,974	34,002	13,321	103,904	107,225
Rental income, gross	794	6,192	1,511	2,379	18,553	4,153
Expenses from real estate investment	(551)	(4,300)	(1,442)	(1,691)	(13,188)	(4,358)
	243	1,892	69	688	5,365	(205)
Selling, general and administrative expenses	(4,439)	(34,626)	(38,665)	(11,862)	(92,520)	(87,801)
Operating (loss) income	(738)	(5,760)	(4,594)	2,147	16,749	19,219
Equity in profit of an affiliate	6	47	-	1	7	-
Realized (loss) gain on sale of marketable securities	(882)	(6,876)	-	(882)	(6,876)	2,257
Gain on sale of a real estate investment	-	-	10,485	-	-	10,485
Interest income	420	3,279	5,511	1,118	8,719	14,294
Other income	506	3,942	689	655	5,111	1,060
(Loss) Income before income taxes and minority interest	(688)	(5,368)	12,091	3,039	23,710	47,315
Income taxes expense	79	620	11	(600)	(4,683)	(5,067)
(Loss) Income before minority interests	(609)	(4,748)	12,102	2,439	19,027	42,248
Minority interests	170	1,325	(7,873)	(1,698)	(13,245)	(25,426)
Net (loss) income	(439)	(3,423)	4,229	741	5,782	16,822
Other comprehensive (loss) income, net of taxes and
minority interests
- Foreign currency translation adjustments	(71)	(551)	2,238	83	650	5,148
- Unrealized holding (loss) gain on marketable
securities	(315)	(2,458)	72	(302)	(2,356)	390
- Reclassification adjustment for realized loss (gain) upon
sale of marketable securities included in net income for
the period	283	2,206	-	-	-	(374)
Other comprehensive income (loss), net of taxes
and minority interests	(103)	(803)	2,310	(219)	(1,706)	5,164
Comprehensive (loss) income	(542)	(4,226)	6,539	522	4,076	21,986

Basic (losses) earnings per common share	(0.07)	(0.53)	0.65	0.11	0.89	2.59
Diluted earnings per common share	N/A	N/A	0.62	0.11	0.86	2.47

Weighted average number of shares of common stock
- for basic earnings per share	6,382,582	6,382,582	6,382,582	6,382,582	6,382,582	6,382,582
- for diluted earnings per share	6,382,582	6,382,582	6,382,582	6,382,582	6,382,582	6,382,582

See accompanying notes to condensed consolidated financial statements.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31
(Unaudited)
(Amounts expressed in thousands)

	Nine Months Ended December 31,
	2008		2007
	US$	HK$	HK$
Cash flow from operating activities:
Net income	741	5,782	16,822
Adjustments to reconcile net income to net cash
provided by operating activities:
Bad debts provision	1,353	10,552	7,380
Inventory write-down	512	4,000	12,386
Stock-based compensation expense	-	-	1,290
Depreciation and amortization	2,000	15,598	7,987
Loss (Gain) on sale of marketable securities	882	6,876	(2,257)
Gain on sale of real estate investment	-	-	(10,485)
Gain on sale of property, plant and equipment	(332)	(2,593)	(135)
Equity in loss of an affiliate	(1)	(7)	-
Minority interests	1,698	13,245	25,426
Changes in operating assets and liabilities:
Accounts receivable	(1,276)	(9,948)	(23,474)
Completed properties held for sale	302	2,356	-
Inventories	682	5,317	(8,208)
Prepaid expenses	(149)	(1,165)	(4,365)
Deposits and other receivables	(1,212)	(9,453)	(2,717)
Income taxes receivable	166	1,294	753
Deferred tax assets	43	337	201
Accounts payable	(639)	(4,987)	2,961
Accrued payroll and employee benefits	(130)	(1,017)	1,092
Receipt in advance	(7,955)	(62,046)	186,900
Other accrued liabilities	5,745	44,811	4,552
Deferred tax liabilities	94	734	4,283
China tax payable	(129)	(1,005)	-
Income taxes payable	256	1,996	1,121
Net cash provided by operating activities	2,651	20,677	221,513

Cash flow from investing activities:
Purchase of property, plant and equipment	(429)	(3,345)	(5,816)
Purchase of marketable securities	(4,718)	(36,796)	(13)
Investment in and advance to affiliates	-	-	(107)
Purchase of property under development	(7,891)	(61,550)	(300,316)
Deposit on acquisition of land held for development	-	-	(8,261)
Acquisition of 6% controlling interest in CP&J, net
of cash acquired	-	-	75,396
Net proceeds from sale of property, plant and equipment	712	5,550	135
Net proceeds from sale of real estate investment	-	-	2,942
Net proceeds from sales of marketable securities	1,781	13,892	4,250
Net cash used in investing activities	(10,545)	(82,249)	(231,790)

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31
(Unaudited)
(Amounts expressed in thousands)

	Nine Months Ended December 31,
	2008		2007
	US$	HK$	HK$
Cash flow from financing activities:
Net proceeds from issuance of common stock of a
listed subsidiary	-	-	290,370
Return of capital to stockholders	-	-	(36,112)
Dividend paid by a listed subsidiary	(2,809)	(21,910)	-
Increase in secured debt	5,794	45,197	41,084
Repayment of secured debt	(7,243)	(56,497)	(21,400)
Net cash (used in) provided by financing activities	(4,258)	(33,210)	273,942

Net (decrease) increase in cash and cash equivalents	(12,152)	(94,782)	263,665
Cash and cash equivalents at beginning of period	77,392	603,657	296,969
Exchange adjustments	529	4,126	12,048
Cash and cash equivalents at end of period	65,769	513,001	572,682

Supplementary disclosures of cash flow information
Cash paid during the period for:
Interest paid	1,685	13,146	9,313
Net income taxes paid (refunded)	161	1,259	(619)

See accompanying notes to condensed consolidated financial statements.

Man Sang Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 31, 2008
(Unaudited)

1. Interim Financial Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. Certain prior period balances have been reclassified to conform to current period presentation.

The accompanying condensed consolidated balance sheet as of December 31, 2008, the condensed consolidated statements of operations and comprehensive income for the three and nine months ended December 31, 2008 and 2007, and the condensed consolidated statements of cash flows for the nine months ended December 31, 2008 and 2007 and other information disclosed in the related notes are unaudited. The condensed consolidated balance sheet as of March 31, 2008 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the Company’s consolidated balance sheet as of December 31, 2008, consolidated statements of operations and comprehensive income for the three and nine months ended December 31, 2008 and 2007 and cash flows for the nine months ended December 31, 2008 and 2007. The results for the three and nine months ended December 31, 2008 are not necessarily indicative of the results to be expected for year ending March 31, 2009 or for any other interim period or for any future year.

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

The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of Hong Kong dollar amounts into United States dollars are for convenience only and have been made at the rate of HK$7.8 to US$1.0, the approximate free rate of exchange as at December 31, 2008. Such translations should not be construed as representations that Hong Kong dollar amounts could be converted into United States dollars at that rate or any other rate.

3. Recent Accounting Pronouncements

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and Financial Interpretations (“FIN”) 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interest is in Variable Interest Entities (“FSP FAS 140-4”). This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a material impact on the Company’s condensed consolidated financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 provides examples to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance and did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This new standard requires that non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact that FSP EITF 03-6-1 will have on its consolidated financial statements and results of operations for the share-based payment programs currently in place.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures for derivative and hedging activities. SFAS 161 will become effective beginning with our first quarter of 2009. Early adoption is permitted. The Company has not adopted the standard and does not expect the adoption of SFAS No. 161 to have a material impact on its consolidated financial statements.

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

	Three Months Ended	Nine Months Ended
	December 31, 2007	December 31, 2007
	(HK$ in thousands)
Net income	4,229	16,822
Allocation of Series A preferred stock	(65)	(259)
Net income available to common stockholders, adjusted	4,164	16,563
Stock options granted by a listed subsidiary	(175)	(782)
Net income available to common stockholders including conversion	3,989	15,781

	No. of shares	No. of shares
Weighted average-shares outstanding	6,382,582	6,382,582

	HK$	HK$
Net earnings per share
Basic	0.65	2.59
Diluted	0.62	2.47

	Three Months Ended	Nine Months Ended
	December 31, 2008	December 31, 2008
	(HK$ in thousands)
Net (loss) income	(3,423)	5,782
Allocation of Series A preferred stock	53	(89)
Net (loss) income available to common stockholders, adjusted	(3,370)	5,693
Stock options granted by a listed subsidiary	-	(178)
Net (loss) income available to common stockholders including conversion	(3,370)	5,516

	No. of shares	No. of shares
Weighted average-shares outstanding	6,382,582	6,382,582

	HK$	HK$
Net (losses) earnings per share
Basic	(0.53)	0.89
Diluted	N/A	0.86

5. Disclosure of Geographic Information

All of the Company's sales to unaffiliated customers are coordinated through its subsidiaries in Hong Kong and the People’s Republic of China (the “PRC”). The following is an analysis by location of customers:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2008	2007	2008	2007
	(HK$ in thousands)		(HK$ in thousands)
Net sales to unaffiliated customers:
Real estate operations
PRC	1,856	-	10,991	-

Pearl operations
Hong Kong	2,759	9,109	13,354	27,888
North America	18,101	26,891	62,040	87,743
Europe	42,633	42,207	128,850	119,822
Asian countries other than Hong Kong	7,005	21,624	39,035	63,066
Others	5,906	8,785	23,566	20,156
	78,260	108,616	277,836	318,675

The Company operates primarily in Hong Kong and the PRC. The locations of the Company's identifiable assets are as follows:

	As at December 31,	As at March 31,
	2008	2008
	(HK$ in thousands)
Hong Kong	690,370	555,298
PRC	1,066,933	1,226,339
	1,757,303	1,781,637

6. Disclosure of Major Customers

During the three months ended December 31, 2008, one customer accounted for 24.9% of total sales. During the nine months ended December 31, 2008, one customer accounted for 16.0% of total sales. During the three months ended December 31, 2007, two customers accounted for 19.1% and 10.4% of total sales, respectively. During the nine months ended December 31, 2007, one customer accounted for 15.7% of total sales. Generally, a substantial percentage of the Company's sales has been made to a small number of customers and is typically on an open account basis.

7. Segment Information

Reportable segment profit or loss and segment assets are disclosed as follows:

Reportable Segment Profit or Loss, and Segment Assets

	Three Months Ended,		Nine Months Ended,
	December 31		December 31
	2008	2007	2008	2007
	(HK$ in thousands)
Revenues from external customers:
Pearls	76,404	108,616	266,845	318,675
Real estate, including rental income	8,048	1,511	29,544	4,153
	84,452	110,127	296,389	322,828

Operating income (loss):
Pearls	(4,151)	1,658	25,340	37,040
Real estate	(1,609)	(6,252)	(8,591)	(17,821)
	(5,760)	(4,594)	16,749	19,219

Depreciation and amortization:
Pearls	1,728	1,767	5,153	5,183
Real estate	3,150	787	9,768	2,115
Corporate assets	218	230	677	689
	5,096	2,784	15,598	7,987

Capital expenditure for segment assets:
Pearls	1,074	939	3,309	5,300
Real estate	22,793	145,083	62,931	300,832
	23,867	146,022	66,240	306,132

	As at December 31,	As at March 31,
	2008	2008
	(HK$ in thousands)
Segment assets:
Pearls	621,647	648,480
Real estate investment	1,086,638	1,090,346
Corporate assets	49,018	42,811
	1,757,303	1,781,637
Goodwill:
Pearls	-	-
Real estate investment	63,799	63,799
	63,799	63,799

8. Common Stock and Stock Compensation Plans

A summary of the number of outstanding and exercisable options under the share option scheme adopted on August 2, 2002 by Man Sang International Limited, or MSIL, a subsidiary of the Company (the “Plan”), as at December 31, 2008, and changes during the period then ended is presented as follows:

	Number of	Exercise price (with the weighted
	Options	average exercise price in parenthesis)
Outstanding at April 1, 2008 and		HK$0.253, HK$0.233 and HK$0.500
December 31, 2008	39,000,000	(HK$0.281)

		HK$0.253, HK$0.233 and HK$0.500
Exercisable at December 31, 2008	39,000,000	(HK$0.281)

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

As of December 31, 2008, 39,000,000 options were outstanding under the Plan. The weighted average fair value of the options granted was HK$0.10 as of December 31, 2008 and December 31, 2007, respectively. As of December 31, 2008, the weighted average remaining contractual term of the options was 3.21 years. Stock-based compensation expense was zero and HK$1.3 million for the nine months ended December 31, 2008 and December 31, 2007, respectively.

9. Acquisition and Investment in affiliates

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

Unaudited pro forma results of operation for the nine months ended December 31, 2007, are as follows. The amounts are shown as if the acquisition had occurred at the beginning of the period presented:

		Nine Months Ended
		December 31, 2007
		(HK$ in thousands)
Pro forma revenues, including rental income		322,828
Pro forma net income		16,228
Earnings per share –	Basic pro forma	2.54
	Diluted pro forma	2.38

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

10. Secured debt

As at December 31, 2008, secured debt consisted of the following:

(HK$ in thousands)
Secured debt, varying interest rates per annum from 7.5% to 8.2%,
due July 2009 to September 2010	192,100
Less: current portion	(67,800)
Long term debt	124,300

Secured debt generally requires monthly interest payments and repayment of principal when due. Secured debt is secured by guarantees or land under development in the PRC. During the three months ended December 31, 2008, HK$45.2 million secured debt was obtained and HK$56.5 million was settled. As of December 31, 2008, the total gross book value of land securing the debt was HK$231.7 million. As at December 31, 2008, the secured debt bore interest at variable rates, and the weighted average interest rate was 7.99% per annum. During the three months ended December 31, 2008, interest of HK$13.1 million was capitalized.

11. Subsequent event

We entered into a provisional sale and purchase agreement on January 19, 2009 with an independent third party under which we will dispose of a real estate investment for HK$14.0 million. The transaction is scheduled to be completed on or before March 3, 2009.

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

Primarily engaged in the processing and trading of pearls and pearl jewelry products and in real estate investment, our ability to achieve our objectives and expectations are derived at least in part from assumptions regarding economic conditions, consumer tastes, and developments in our competitive environment. The following assumptions, among others, could materially affect the likelihood that we will achieve our objectives and expectations communicated through these forward-looking statements: (i) that low or negative growth in the economies or the financial markets of our customers, particularly in the United States and in Europe, will not further reduce discretionary spending on goods that might be perceived as "luxuries"; (ii) that the Hong Kong dollar will remain pegged to the US dollar at US$1 to HK$7.8; (iii) that customer's choice of pearls vis-à-vis other precious stones and metals will not change adversely; (iv) that we will continue to obtain a stable supply of pearls in the quantities, of the quality and on terms we require; (v) that there will not be a substantial adverse change in the exchange relationship between the renminbi ("RMB") and the Hong Kong or US dollar; (vi) that there will not be a substantial increase in the tax burdens of our subsidiaries operating in the PRC; (vii) that there will not be a substantial change in climate and environmental conditions in the regions where we source pearls that could have a material adverse effect on the supply and pricing of pearls; and (viii) that there will not be a substantial adverse change in the condition of the real estate market in the PRC and in Hong Kong.

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

Overview

The Group had two primary business segments during the nine months ended December 31, 2008.

Our first business segment is engaged in the purchase, processing, assembling, merchandising and wholesale distribution of pearls and jewelry products (“Pearl Operations”). We are one of the world’s largest purchasers and processers of saltwater cultured and freshwater cultured pearls.

Our second business segment, which we commenced in April 2007, is engaged in real estate development and real estate leasing (“Real Estate Operations”). We operate real estate for lease and sale in Hong Kong and the PRC, including (a) an industrial complex (“Man Sang Industrial City”) located in the Shenzhen Special Economic Zone, PRC, (b) China Pearl and Jewellery City (“CP&J City”), a market center with various supporting facilities, including manufacturing, processing, exhibition, hotel and residential facilities, among others, located in Shanxiahu, Zhuji, Zhejiang Province, PRC and (c) commercial and residential properties in Hong Kong (“Hong Kong Properties”). As of December 31, 2008, the occupancy rate, representing the percentage of leasable gross floor area leased, of Man Sang Industrial City and CP&J City was approximately 85.7% and 22.1%, respectively. All Hong Kong properties for lease were vacant as of December 31, 2008.

Net sales for the nine months ended December 31, 2008 decreased by HK$40.9 million, or 12.8%, from HK$318.7 million for the nine months ended December 31, 2007, which was wholly attributable to our Pearl Operations, to HK$277.8 million for the nine months ended December 31, 2008, consisting of HK$266.8 million attributable to our Pearl Operations and HK$11.0 million attributable to our Real Estate Operations. Gross profit decreased by HK$3.3 million, or 3.1%, from HK$107.2 million for the nine months ended December 31, 2007 to HK$103.9 million for the nine months ended December 31, 2008, consisting of HK$97.5 million attributable to our Pearl Operations and HK$6.4 million attributable to our Real Estate Operations. Net income decreased by HK$11.0 million, or 65.6%, from HK$16.8 million for the nine months ended December 31, 2007 to HK$5.8 million for the nine months December 31, 2008.

Future Trends

The PRC economy continued its growth in 2008, continuing a pattern of double-digit or near double-digit growth in gross domestic product (“GDP”) over the past five years. The GDP of the PRC increased by approximately RMB2.4 trillion, or 11%, from approximately RMB21.1 trillion in 2006 to approximately RMB23.5 trillion in 2007. However, China’s GDP growth slowed down to approximately 9% percent in 2008, as, among other factors, the spreading financial crisis lowered foreign demand for Chinese goods. The financial crisis, if it continues, may further slow future economic growth in the PRC.

Recent disruptions in global financial markets and banking systems due to the financial crisis have also made credit and capital markets more difficult for companies to access. Continuing volatility in the credit and capital markets could potentially impair our and our customers’ ability to access these markets and increase associated costs. In addition, the recent turmoil in the financial markets may have an adverse effect on customer spending patterns. A recessionary economic cycle, higher interest rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors could adversely affect consumer demand for the products we sell and properties we sell and lease, which could adversely affect our results of operations.

We believe that the majority of markets where we operate will be negatively affected by the financial crisis during the last quarter of fiscal year 2009. We will continue to monitor the effects of the financial crisis in the markets where we operate and to adopt the appropriate business and financial management policies to ensure that we are able to further develop our market share in our core markets.

According to the National Bureau of Statistics of China, China’s overall national inflation rate, as represented by the general consumer price index, was approximately 1.5% and 4.8% in 2006 and 2007, respectively. In 2008, the inflation rate in China was approximately 6.3%. Increases in inflation affect our financial performance by increasing certain of our operating expenses including labor costs, leases, and selling and general administrative expenses. Although increases in inflation have not had a material impact on our operations in the past, if such increases continue, they may have an adverse effect on our operations in the future.

Pearl Operations

Economic conditions have recently deteriorated significantly in many countries and regions, including the markets in which we conduct our Pearl Operations, and may remain depressed for the foreseeable future. If unfavorable economic conditions continue to challenge the consumer environment, our business, results of operations, financial condition and cash flows could be adversely affected. Our Pearl Operations in Europe have exhibited a relatively strong performance during the first three quarters of fiscal year 2009. However, we do not expect to maintain these performance levels in the short-term due to a recent deterioration of economic conditions. As a result, we are in the process of adopting more conservative policies, including shortening the credit terms we provide to our customers and closely monitoring our customer’s payment history, to ensure that we maintain adequate liquidity to fund our operations. Our Pearl Operations are geographically diverse and we believe we are well-positioned to react to deteriorating global market conditions.

Real Estate Operations

During the nine months ended December 31, 2008, conditions in the PRC real estate market deteriorated significantly. The deterioration was largely due to macroeconomic policies and austerity measures implemented by the PRC Government with respect to the PRC real estate market, as well as a material downturn in the global financial market, which has resulted in tightened monetary policy in the PRC and worldwide. As the economic crisis has accelerated in the United States and Europe, the PRC Government has launched and announced various financial stimulus plans to limit the impact on the domestic economy. These plans include: elimination of barriers to access credit for businesses; support for small and medium-sized enterprises; the promotion of additional lending by China’s three policy banks (China Development Bank, China Export and Import Bank and China Agricultural Development Bank); reductions in housing down payment requirements and cuts in mortgage rates to promote the residential property market; and exemptions on real estate sales tax to certain homeowners. We believe that the property industry as a whole will benefit from such plans.

The management of the Company remains optimistic about the medium and long term development of the property market in China. While we recognize that an unbalanced supply-demand relationship may persist in the property market, we believe that demand in the property market is driven by a long term trends in the PRC, such as increasing incomes, a growing population, overall and in particular a growing middle class, continued urbanization, and a desire for improved living conditions. We believe that challenges to the property market in China are cyclical in nature and that such challenges can be met with sound management and appropriate business and marketing strategies. We have attempted to meet these challenges with a continued emphasis on enhancing operating efficiency, improving the quality of our products and strictly controlling the development costs associated with our China Pearls and Jewellery Project (“CP&J Project”).

Results of Operations

For the Nine-Month Period Ended December 31, 2008 compared to the Nine-Month Period Ended December 31, 2007.

Sales and Gross Profit

Net sales attributable to our Pearl Operations decreased by HK$51.9 million, or 16.3%, from HK$318.7 million for the nine months ended December 31, 2007 to HK$266.8 million for the nine months ended December 31, 2008. Net sales of assembled jewelry increased by HK$0.9 million, or 0.5%, from HK$180.1 million for the nine months ended December 31, 2007 to HK$181.0 million for the nine months ended December 31, 2008. Net sales of South Sea pearls decreased by HK$42.0 million, or 36.0%, from HK$116.6 million for the nine months ended December 31, 2007 to HK$74.6 million for the nine months ended December 31, 2008. Net sales of freshwater pearls decreased by HK$8.7 million, or 52.4%, from HK$16.7 million for the nine months ended December 31, 2007 to HK$8.0 million for the nine months ended December 31, 2008. Decreases in net sales attributable to our Pearl Operations were primarily due to a decrease in market demand in the United States and Asian countries, including Hong Kong, due to the relative weakness of the United States economy and the continued global financial crisis.

Net sales to the United States and Asia markets decreased for the nine months ended December 31, 2008 due to the continued weakness of the domestic economies in these markets. Net sales to the United States market decreased by HK$25.7 million, or 29.3%, from HK$87.7 million for the nine months ended December 31, 2007 to HK$62.0 million for the nine months ended December 31, 2008. Net sales to the Asia market decreased by HK$38.6 million, or 42.4%, from HK$91.0 million for the nine months ended December 31, 2007 to HK$52.4 million for the nine months ended December 31, 2008.

Net sales to the Europe market increased for the nine months ended December 31, 2008 due to the relative strength of Europe’s economy. Net sales to the Europe market increased by HK$9.1 million, or 7.5%, from HK$119.8 million for the nine months ended December 31, 2007 to HK$128.9 million for the nine months ended December 31, 2008.

Gross profit attributable to our Pearl Operations decreased by HK$9.7 million, or 9.1%, from HK$107.2 million for the nine months ended December 31, 2007 to HK$97.5 million for the nine months ended December 31, 2008. The decrease in gross profit was primarily attributable to the decrease in net sales to the United States and the Asia markets, which was partially offset by the increase in net sales to the Europe market.

Gross profit margin attributable to our Pearl Operations increased from 33.6% for the nine months ended December 31, 2007 to 36.5% for the nine months ended December 31, 2008. The increase in gross profit margin was primarily due to our continued (a) implementation of effective cost controls, (b) enhancement of production efficiency due to the acquisition of new machinery and (c) shift in our focus to sales of higher value jewelry products.

Net sales attributable to our Real Estate Operations was HK$11.0 million for the nine months ended December 31, 2008. Gross profit attributable to real estate sales in our Real Estate Operations was HK$6.4 million for the nine months ended December 31, 2008. Gross profit margin attributable to real estate sales in our Real Estate Operations was 58.4% for the nine months ended December 31, 2008. We had not yet commenced real estate sales during the corresponding nine months ended December 31, 2007.

Rental Income

Gross rental income increased by HK$14.4 million, or 346.7%, from HK$4.2 million for the nine months ended December 31, 2007 to HK$18.6 million for the nine months ended December 31, 2008. The increase was primarily attributable to an increase of HK$13.0 million in rental income attributable to CP&J City. We did not have any rental income attributable to CP&J City for the nine months ended December 31, 2007. In addition, we had additional rental income of HK$2.0 million from our operations at Man Sang Industrial City as additional units which had been held for self-use were leased to customers.

Selling, General and Administrative Expense ("SG&A expense")

SG&A expense increased by HK$4.7 million, or 5.4%, from HK$87.8 million for the nine months ended December 31, 2007 to HK$92.5 million for the nine months ended December 31, 2008. The increase was primarily due to an increase of HK$3.2 million in bad debt provisions and an increase of HK$0.6 million in selling and administrative expenses associated with CP&J City.

As a percentage of net sales, SG&A expense increased by 5.7% from 27.6% for the nine months ended December 31, 2007 to 33.3% for the nine months ended December 31, 2008.

Interest Income

Interest income decreased by HK$5.6 million from HK$14.3 million for the nine months ended December 31, 2007 to HK$8.7 million for the nine months ended December 31, 2008. The decrease was primarily due to a decrease in interest rates during the nine months ended December 31, 2008 as compared to the same period in 2007.

Income Tax Expense

Income tax expense decreased by HK$0.4 million, or 7.6%, from HK$5.1 million for the nine months ended December 31, 2007 to HK$4.7 million for the nine months ended December 31, 2008. The decrease was primarily due to a decrease in taxable income for the nine months ended December 31, 2008, resulting in a decrease of HK$3.2 million in tax payable for the period, as compared to the same period in 2007. The decrease was partially offset by an increase in land appreciation tax of HK$2.1 million that was levied on our sales of real estate in the PRC during the nine months ended December 31, 2008. With the implementation of the new enterprise income tax law, we expect the enterprise income tax levied on our subsidiaries in the PRC to increase by 1% to 3% on an annual basis from 15% in 2008 to 25% in 2012. The impact on the increased enterprise income tax rate was minimal as our PRC subsidiaries had insignificant taxable income which was subject to the increased enterprise income tax rate for the nine months ended December 31, 2008.

We had not yet commenced real estate sales during the corresponding nine months ended December 31, 2007.

Net Income

As a result of the foregoing and a realized loss of HK$6.9 million on the sale of marketable securities for the nine months ended December 31, 2008, net income decreased by HK$11.0 million, or 65.6% from HK$16.8 million for the nine months ended December 31, 2007 to HK$5.8 million for the nine months ended December 31, 2008.

Results of Operations

For the Three-Month Period Ended December 31, 2008 compared to the Three-Month Period Ended December 31, 2007.

Sales and Gross Profit

Net sales attributable to our Pearl Operations decreased by HK$32.2 million, or 29.7%, from HK$108.6 million for the three months ended December 31, 2007 to HK$76.4 million for the three months ended December 31, 2008. Net sales of assembled jewelry decreased by HK$6.7 million, or 10.0%, from HK$66.8 million for the three months ended December 31, 2007 to HK$60.2 million for the three months ended December 31, 2008. Net sales of South Sea pearls decreased by HK$22.6 million, or 63.9%, from HK$35.4 million for the three months ended December 31, 2007 to HK$12.8 million for the three months ended December 31, 2008. Decreases in net sales attributable to our Pearl Operations were primarily due to a decrease in market demand in the United States and Asian countries, including Hong Kong, due to the relative weakness of the United States economy and global financial crisis.

Net sales to the United States and Asia markets decreased for the three months ended December 31, 2008 due to the relative weakness of economies in these markets. Net sales to the United States market decreased by HK$8.8 million, or 32.7%, from HK$26.9 million for the three months ended December 31, 2007 to HK$18.1 million for the three months ended December 31, 2008. Net sales to the Asia market decreased by HK$21.0 million, or 68.2%, from HK$30.7 million for the three months ended December 31, 2007 to HK$9.7 million for the three months ended December 31, 2008.

Net sales to the Europe market increased for the three months ended December 31, 2008 due to the relative strength of Europe’s economy. Net sales to the Europe market increased by HK$0.4 million, or 1.0%, from HK$42.2 million for the three months ended December 31, 2007 to HK$42.6 million for the three months ended December 31, 2008.

Gross profit attributable to our Pearl Operations decreased by HK$8.4 million, or 23.7%, from HK$34.0 million for the three months ended December 31, 2007 to HK$25.6 million for the three months ended December 31, 2008. The decrease in gross profit was primarily attributable to the decrease in net sales to the United States and the Asia markets, which was partially offset by the increase in net sales to the Europe market.

Gross profit margin attributable to our Pearl Operations increased from 31.3% for the three months ended December 31, 2007 to 33.5% for the three months ended December 31, 2008. The increase in gross profit margin was primarily due to our continued (a) implementation of effective cost control measures, (b) enhancement of production efficiency by new machinery acquired and (c) shift in our sales focus to sales of higher value jewelry products.

Net sales attributable to our Real Estate Operations was HK$1.9 million for the three months ended December 31, 2008. Gross profit attributable to real estate sales in our Real Estate Operations was HK$1.3 million for the three months ended December 30, 2008. Gross profit margin attributable to real estate sales in our Real Estate Operations was 61.4% for the three months ended December 31, 2008. We had not yet commenced real estate sales during the corresponding three months ended December 31, 2007.

Rental Income

Gross rental income increased by HK$4.7 million, or 309.8%, from HK$1.5 million for the three months ended December 31, 2007 to HK$6.2 million for the three months ended December 31, 2008. The increase was primarily attributable to an increase of HK$4.3 million in rental income attributable to CP&J City and an increase in rental income of HK$0.4 million from Man Sang Industrial City as additional units which had been held for self-use were leased to customers.

Selling, General and Administrative Expense ("SG&A expense")

SG&A expenses decreased by HK$4.0 million, or 10.4%, from HK$38.7 million for the three months ended December 31, 2007 to HK$34.6 million for the three months ended December 31, 2008. The decrease was primarily attributable to a decrease of HK$3.4 million in bad debt provisions.

As a percentage of net sales, our SG&A expenses decreased by 8.6% from 35.6% for the three months ended December 31, 2007 to 44.2% for the three months ended December 31, 2008.

Interest Income

Interest income decreased by HK$2.2 million, or 40.5%, from HK$5.5 million for the three months ended December 31, 2007 to HK$3.3 million for the three months ended December 31, 2008. The decrease was primarily attributable to a decrease in interest rates during the three months ended December 31, 2008 as compared to the same period in 2007.

Income Tax Expense

Income tax credit increased by HK$0.6 million, or 5,536.4%, from HK$11,000 for the three months ended December 31, 2007 to HK$0.6 million for the three months ended December 31, 2008, due to a loss before taxes of HK$5.4 million incurred for the three months ended December 31, 2008.

Net Income

As a result of the foregoing and a realized loss of HK$6.9 million on the sale of marketable securities for the three months ended December 31, 2008, net income decreased by HK$7.7 million, or 183.3%, from net income of HK$4.2 million for the three months ended December 31, 2007 to a net loss of HK$3.4 million for the three months ended December 31, 2008.

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

Our liquidity position is primarily affected by our inventory levels of raw materials such as pearls and diamonds, the amount of completed properties held for sale, the level of our accounts payables and receivables and our ability to obtain external financing to meet our debt obligations and to finance our capital expenditures. As of December 31, 2008, we had accounts payable of HK$107.4 million and significant capital commitments of HK$147.0 million during the next four years related to the continued development of CP&J City. We expect to meet these payables and capital commitments primarily through the use of our internal resources and debt financing.

Working Capital

Working capital decreased by HK$97.3 million, or 19.1%, from HK$508.9 million as of March 31, 2008 to HK$411.6 million as of December 31, 2008. This decrease was primarily due to a decrease of HK$90.7 million in cash and cash equivalents and a decrease of HK$9.0 million in inventory.

Cash Balances

Cash balances decreased by HK$90.7 million, or 15.0%, from HK$603.7 million as of March 31, 2008 to HK$513.0 million as of December 31, 2008. This decrease was primarily due to cash outflows of HK$61.6 million for capital expenditures in relation to CP&J City, cash outflows of HK$22.9 million for net investments of marketable securities, a dividend payment of HK$21.9 million by a listed subsidiary and cash outflow of HK$11.3 million for net repayment of secured debt. Decreases in cash balances were partially offset by net cash inflows of HK$20.7 million from operating activities.

Current Ratio

Our current ratio decreased from 1.9 as of March 31, 2008 to 1.7 as of December 31, 2008. The decrease was primarily attributable to a decrease of HK$79.1 million in current assets and an increase of HK$18.2 million in current liabilities.

Cash Flows

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased by HK$200.8 million, or 90.7%, from HK$221.5 million for the nine months ended December 31, 2007 to HK$20.7 million for the nine months ended December 31, 2008. This decrease was primarily due to a decrease of HK$186.9 million in cash receipts for deposits received for sales of units at CP&J City and a decrease of HK$39.4 million in cash receipts from customers in our Pearl Operations, due to a decrease of HK$51.8 million in net sales.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased by HK$149.5 million, or 64.5%, from HK$231.8 million for the nine months ended December 31, 2007 to HK$82.2 million for the nine months ended December 31, 2008. This decrease was primarily due to a decrease in cash outflows for capital expenditures incurred in the construction of CP&J City. Cash outflows for capital expenditures incurred in construction activities decreased by HK$238.7 million, or 79.5%, from HK$300.3 million for the nine months ended December 31, 2007 to HK$61.6 million for the nine months ended December 31, 2008. The decrease in net cash used in investing activities was partially offset by an increase of HK$27.1 million in cash outflows for net investment in marketable securities.

We did not have any cash inflows from acquisition of controlling interest in the nine months ended December 31, 2008, as compared to cash inflows of HK$79.6 million in the nine months ended December 31, 2007, primarily as a result of cash of HK$75.4 million acquired as part of our acquisition of a controlling interest in CP&J City on April 12, 2007.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the nine months ended December 31, 2007 was HK$273.9 million, primarily as a result of cash inflow of HK$290.4 million from issuance of common stock of a listed subsidiary, as compared to net cash used in financing activities in the nine months ended December 31, 2008 of HK$33.2 million, primarily as a result of dividends of HK$21.9 million paid by a listed subsidiary and net cash repayments of secured debt of HK$11.3 million.

Inventories for our Pearl Operations

Inventories for our Pearl Operations decreased by HK$9.0 million, or 18.2%, from HK$49.4 million as of March 31, 2008 to HK$40.4 million as of December 31, 2008. The decrease in inventories was primarily attributable to a decrease of inventory purchases in response to a decrease in demand in the United States and Asia markets.

Inventory turnover period increased by 0.5 months, from 1.9 months for the nine months ended December 31, 2007 to 2.4 months for the nine months ended December 31, 2008. The increase was primarily due to a decrease in sales turnover for the nine months ended December 31, 2008.

Accounts Receivable for Pearl Operations

Accounts receivable for our Pearl Operations increased by HK$1.1 million, or 1.3%, from HK$85.7 million as of March 31, 2008 to HK$86.8 million as of December 31, 2008. The average debtor turnover period increased by 0.8 months from 2.1 months for the nine months ended December 31, 2007 to 2.9 months for the nine months ended December 31, 2008. These increases were primarily due to an increase in net sales made to customers utilizing credit as opposed to cash.

Secured Debt

Secured debt decreased by HK$7.7 million, or 3.9%, from HK$199.8 million as of March 31, 2008 to HK$192.1 million as of December 31, 2008. Secured debt consists primarily of long-term and short-term bank borrowings in Renminbi for the development of CP&J City and is secured primarily by the land of CP&J City.

Working Capital Facilities

Available working capital facilities increased by HK$7.3 million, or 1.8%, from HK$414.8 million as of March 31, 2008 to HK$422.1 million as of December 31, 2008. The increase was primarily due to an increase in the amount of our bank facilities to meet our anticipated future liquidity requirements. Available working capital facilities include letter of credit arrangements, import loans, overdraft and other facilities. All such banking facilities bear interest at floating rates generally offered by banks in Hong Kong and the PRC, and are subject to periodic review. As of December 31, 2008, we had secured loans of HK$192.1 million and unutilized working capital facilities of HK$230.0 million.

We expect to require additional cash in order to fund our ongoing business needs and expand our operations. We have not encountered any difficulties in meeting our current cash obligations and expect to continue meeting our liquidity and cash needs through cash-on-hand, funds generated from internal operations and banking facilities, disposition of properties and proceeds from the issuance of common stock. In this regard, we believe that our existing cash, cash equivalents, banking facilities and funds to be generated from internal operations will be sufficient to meet our anticipated future liquidity requirements for the next 12 months. We believe that our sources of working capital, specifically our cash flow from operations, available banking facilities and accessible private and public offerings of debt and equity securities, are adequate for us to meet our anticipated future liquidity requirements.

Inflation

Although neither inflation nor deflation in the past has had a material adverse impact on our results of operations, increases in inflation rates in the future may materially and adversely affect our financial condition and results of operations. For further discussion on inflationary trends in China and the possible impact of such trends on our operations, see “Part I. Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Future Trends” of this Form 10-Q.

Seasonality

Our business is subject to seasonal fluctuations. The bulk of the sales from our Pearl Operations occur during the months of March, June and September when major international jewelry trade shows are held in Hong Kong. Accordingly, the results of any interim period are not necessarily indicative of the results that might be expected during a full year.

Contractual Obligations

The following table sets forth information regarding our outstanding contractual and commercial commitments as at December 31, 2008:

Contractual Obligations	Payments Due by Period
	Total	Less than	1-3 years	3-5 years	More than
		1 year			5 years
	HK$ in thousands
Long term debt (1)	192,100	67,800	124,300	-	-
Capital commitment obligations	147,212	102,089	45,123	-	-
Operating lease obligations	34,486	14,167	17,866	2,453	-
Total contractual obligations	373,798	184,056	187,289	2,453	-

(1) Excluding interest on long term bank loans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2008, we had no derivative contracts, such as forward contracts and options, to hedge against foreign exchange fluctuations.

We denominate a substantial majority of our sales in either U.S. dollars or Hong Kong dollars. In the nine months ended December 31, 2008, we made approximately 44.5% of our purchases in U.S. dollars, 41.4% of our purchases in Hong Kong dollars and 5.1% of our purchases in Renminbi. Since the Hong Kong dollar remained "pegged" to the U.S. dollar at consistent rates, we feel that the exposure of our sales proceeds to foreign exchange fluctuations is minimal. The Chinese government no longer pegs the RMB to the U.S. dollar, but has a currency policy letting the RMB trade in a narrow band against a basket of currencies. We do not consider the fluctuation of the Renminbi to be significant to our operations as we believe that the risk of a substantial fluctuation of the RMB exchange rate remains low. As at December 31, 2008, we have bank borrowings of HK$192.1 million denominated in Renminbi.

Because the majority of our purchases are made in currencies which we believe present a low risk of appreciation or devaluation and our sales are made in U.S. dollars, we believe that our currency risk for the foreseeable future should not be material. As a result, we have not entered into any derivative contracts, such as forward contracts and options, to hedge against foreign exchange fluctuations during the nine months ended December 31, 2008.

We are exposed to interest rate risk resulting from fluctuations in interest rates. As of December 31, 2008, we had borrowed approximately HK$192.1 million under floating rate credit facilities. All such banking facilities bear interest at floating rates generally offered by banks in Hong Kong and the PRC and are subject to periodic review. Fluctuations in interest rates can lead to significant fluctuations in the fair value of our debt obligations. We closely monitor interest rate risk and consider using appropriate financial instruments to hedge any exposure. However, we do not currently use any derivative instruments to manage our interest rate risk.

Given the relative price stability associated with the raw materials used in our products, we believe our commodity price risk should not be material.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in our reports under the Securities and Exchange Act of 1934, as amended. In accordance with Rule 13a-15(b) of the Securities and Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, the end of the period covered by this Form 10-Q. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008 to provide reasonable assurance that information we are required to disclose under applicable laws and regulations is (1) recorded, processed, summarized and reported in a timely manner; and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

No change was made in our internal control over financial reporting during the nine months ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described immediately below under the heading “Remediation of Past Material Control Weaknesses”.

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

In addition, we will consult external accounting professionals when encountering new and complex accounting transactions and will continue to refine and enhance our internal control procedures. Accordingly, management believes that the accounting for property development and sales of new properties included in this Form 10-Q fairly presents in all material respects our financial position, results of operations and cash flows for the periods presented.

PART II - OTHER INFORMATION

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

The ongoing global financial crisis affecting the banking system and financial markets has resulted in a severe tightening in credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit and equity markets. If these conditions continue or worsen, our cost of borrowing may increase and it may become more difficult to obtain financing for our operations or investments. This financial crisis could also impact our business in other ways, including:

Economic Downturns in the Markets in Which We Operate. Sustained downturns in the Asia, United States and Europe markets in which we operate may result in a continued decline in demand for our products and have a negative result on our financial condition and results of operations over the next several fiscal quarters and possibly beyond.

Potential Deferment of Purchases and Orders by Customers. Uncertainty about current and future global economic conditions may cause consumers, businesses and governments to defer purchases in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, future demand for our products could differ materially from our current expectations, which could have a negative result on our financial condition and results of operations.

Liquidity Issues with our Customers. We generate a significant amount of accounts receivable sales from our customers. In January 2009, one of our existing customers in the United States filed for Chapter 11 bankruptcy protection. If other customers encounter liquidity issues or are forced to seek bankruptcy protection, then we could encounter delays or defaults in payments owed to us which could adversely impact our financial condition and results of operations. Our allowance for doubtful accounts increased by HK$10.5 million, or 61.5%, from HK$17.1 million as of March 31, 2008 to HK$27.7 million as of December 31, 2008. Allowance for doubtful accounts as a percentage of gross accounts receivable increased from 10.4% as of March 31, 2008 to 16.7% as of December 31, 2008.

Negative Impact from Increased Financial Pressures on Key Suppliers. Our ability to meet customers’ demands depends, in part, on our ability to obtain timely and adequate delivery of materials from our suppliers. If certain key suppliers were to become capacity constrained or insolvent as a result of the financial crisis, it could result in a reduction or interruption in supplies or a significant increase in the price of supplies and adversely impact our financial condition and results of operations. In addition, credit constraints of key suppliers could result in accelerated payment of accounts payable by us, impacting our cash flow.

Reduction of Discretionary Spending by Retail Customers. Our results of operations are impacted by the discretionary spending of retail customers, both of our pearl and jewelry products and the products of our tenants at Man Sang Industrial City and CP&J City. Discretionary spending is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, electricity power rates, gasoline prices, unemployment trends and other matters that influence consumer confidence and spending. Many of these factors are outside of our control. Retail customers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower or in periods of actual or perceived unfavorable economic conditions, which could adversely impact our financial condition and results of operations.

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

_______________________

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

Date: February 12, 2009
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