Form 10-K
period 2009-03-31
MAN SANG HOLDINGS INC
filed 2009-06-12
CIK 807630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

Form 10-K
________________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009

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
(Address of principal executive offices)

Registrant’s telephone number, including area code: (852) 2317 5300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange in which Registered
Common stock, $0.01 par value per share	NYSE Amex Stock Exchange

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

Yes [X]          No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]          No [X]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $9,572,000 as of September 30, 2008, based upon the closing sale price as reported on the NYSE Amex Stock Exchange reported for such date.

As of June 11, 2009, the Registrant had 6,382,582 shares of its common stock issued and outstanding

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement are incorporated by reference into Part III of this Form 10-K.

PART I

Cautionary Statement for Purposes of Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), which are, by their nature, subject to risks and uncertainties. The Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. Other than statements of historical fact, statements regarding industry prospects and future results of operations or financial position that are made in this Form 10-K are forward looking. Words such as “may,” “anticipate,” “believe,” “will,” “project,” “estimate,” “plan,” “continue,” “expect,” “future” and “intend” and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to: our future performance; our expansion efforts; demand for our products; the state of economic conditions and our markets; currency and exchange rate fluctuations; and our ability to meet our liquidity requirements.

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

We are primarily engaged in the processing and trading of pearls and pearl jewelry products, and in real estate investment, and our ability to achieve our objectives and expectations is derived at least in part from assumptions regarding economic conditions, consumer tastes, and developments in our competitive environment. The following assumptions, among others, could materially affect the likelihood that we will achieve our objectives and expectations communicated through these forward-looking statements: (1) that low or negative growth in the economies or the financial markets of our customers, particularly in the United States and in Europe, will not occur and reduce discretionary spending on goods that might be perceived as “luxuries”; (2) that the Hong Kong dollar will remain pegged to the U.S. dollar at US$1 to HK$7.8; (3) that customers’ choice of pearls vis-à-vis other precious stones and metals will not change adversely; (4) that we will continue to obtain a stable supply of pearls in the quantity, of the quality and on the terms that we require; (5) that there will not be a substantial adverse change in the exchange relationship between the Renminbi and the Hong Kong or U.S. dollar; (6) that there will not be a substantial increase in the tax burdens of our subsidiaries operating in the PRC; (7) that there will not be a substantial change in climate and environmental conditions in those regions from which we source pearls that could have a material adverse effect on the supply and pricing of pearls; and (8) that there will not be a substantial adverse change in real estate market conditions in the PRC and in Hong Kong.

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) we are under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results or performance. Before you invest in our common stock (the “Common Stock”), you should be aware that the occurrence of the events described in the “Risk Factors” section in this annual report on Form 10-K could harm our business prospects, operating results, and financial condition.

ITEM 1. BUSINESS

General and Organization Chart

Man Sang Holdings, Inc. (the “Company,” or “we” or “us”), through its subsidiaries, is principally engaged in the purchasing, processing, assembling, merchandising, and wholesale distribution of pearls, pearl jewelry products and jewelry products. In addition, the Company owns and operates an industrial real estate complex in Shenzhen, People’s Republic of China (the “PRC”) and a market center with various supporting facilities in Shanxiahu, Zhuji, Zhejiang Province, PRC. The structure of the Company as of the date of this annual report on Form 10-K is as follows:

MAN SANG GROUP ORGANIZATIONAL CHART

Man Sang Holdings, Inc. (Nevada, US)
100%
Man Sang International (B.V.I.) Limited (BVI)
40.368%
100%
Man Sang International Limited (Bermuda)
M.S. Electronic Emporium Limited (BVI)
100%
100%
100%
Market Leader Technology Limited (BVI)
Man Sang Enterprise Ltd. (BVI)
Man Sang Innovations Limited (HK)
100%
Cyber Bizport Limited (HK)
100%
4376zone.com Limited (HK)
100%
100%
100%
100%
Man Sang Jewellery Company Limited (HK)
M.S. Collections Limited (HK)
Man Sang Development Company Limited (HK)
Smartest Man Holdings Limited (BVI)
100%
100%
60%
Asean Gold Limited (BVI)
Arcadia Jewellery Limited (HK)
100%
Peking Pearls Company Limited (HK)
40%
Man Hing Industry Development (Shenzhen) Co., Ltd (PRC)
100%
100%
100%
100%
Excel Access Limited (HK)
Hong Kong Man Sang Investments Limited (HK)
Swift Millions Limited (HK)
Man Sang Investment Development Limited (HK)
100%
Man Sang China Investment Ltd. (BVI)
100%
Northeast Infrastructure Holdings Limited (HK)
55%
China Pearls and Jewellery City Holdings Limited (HK)
100%
Zhuji Five Continents Enterprise Ltd. (PRC)
100%
China Pearls and Jewellery International City Co. Ltd. (PRC)
20%
Zhuji Pan-Asia Property Management Enterprise Limited (PRC)

History of the Company

Man Sang Holdings, Inc. was incorporated in the State of Nevada under the Nevada Revised Statutes on November 14, 1986 under the name of SBH Ventures, Inc. SBH Ventures, Inc. was originally incorporated as a “blind pool” company for the purpose of acquiring an operating business. In March 1987, SBH Ventures, Inc. completed a public offering of 20,000,000 shares of its common stock, raising net proceeds of approximately US$171,000. Subsequently, in November 1991, in connection with a merger with an operating company, SBH Ventures, Inc. changed its name to UNIX Source America, Inc. and effected a 1-for-20 reverse stock split of its common stock. The operations of UNIX Source America, Inc. proved unsuccessful and it ceased business operations in 1992. In January 1996, UNIX Source America, Inc. effected a 1-for-14 reverse stock split of its common stock and issued 11,000,000 shares of its common stock, par value $0.001 per share and 100,000 shares of Series A preferred stock, par value $0.001 per share to the controlling shareholders of Man Sang International (B.V.I.) Limited (“Man Sang BVI”) in exchange for all of the outstanding securities of Man Sang BVI. As a result, Man Sang Holdings, Inc. became the holding company of, and assumed the operations of, Man Sang BVI. Pursuant to the terms of the exchange, Unix Source America, Inc. changed its name to Man Sang Holdings, Inc. and assumed the operations of Man Sang BVI. Following the share exchange, the controlling shareholders of Man Sang BVI became the controlling shareholders and directors of Man Sang Holdings, Inc.

The Company’s principal place of business and executive office is located at Suite 2208-14, 22/F, Sun Life Tower, The Gateway, 15 Canton Road, Tsimshatsui, Kowloon, Hong Kong, telephone: 852-2317-9888. We have designated National Registered Agents, Inc., 875 Avenue of the Americas, Suite 501, New York, New York, 10001, as our agent for service of process in the United States.

The foundation of the group of companies comprising the Company and its subsidiaries (the “Group”) was laid in the early 1980’s when Cheng Chung Hing, Ricky formed Man Sang Trading Hong, a freshwater pearl trading company, and Cheng Tai Po formed Peking Pearls Company, a Japanese cultured pearl trading company. As the business of the Group developed, Man Sang Jewellery Company Limited and Peking Pearls Company Limited were formed in Hong Kong in 1988 and 1991, respectively, to continue the trading operations of the Group. Subsequently, the Group expanded its operations to include pearl processing with the establishment of Man Hing Industry Development (Shenzhen) Co., Ltd. (“Man Hing Limited”) in 1992 to process and assemble freshwater pearls and Chinese cultured pearls, and Damei Pearls Jewellery Goods (Shenzhen) Co., Ltd. (“Damei Limited”) in 1995 to assume and expand the Chinese cultured pearl processing operations of Man Hing Limited. In view of the continuous expansion of the Chinese cultured pearls business, in December 1996, the Group established a subsidiary, Tangzhu Jewellery Goods (Shenzhen) Co., Ltd. (“Tangzhu Limited”) in the PRC to specialize in the purchasing and processing of Chinese cultured pearls of larger sizes with diameters from six millimeters and above and, to a lesser extent, in processing other cultured pearls. As a result, Damei Limited started to concentrate on the purchasing and processing of cultured pearls of smaller sizes with diameters below six millimeters. The business of purchasing and processing of Chinese freshwater pearls was also transferred from Man Hing Limited to Tangzhu Limited while Man Hing Limited started to concentrate on the pearl jewelry assembling business.

In order to facilitate the growth in existing operations and expansion into processing operations, and to diversify its revenues, in 1991, the Group commenced construction of 24 buildings in an industrial facility in Shenzhen, the PRC (“Man Sang Industrial City”) for use in pearl processing and corporate administration (five buildings) and for lease to third party industrial users (19 buildings).

On October 6, 2003, Mr. Cheng Chung Hing, Ricky and Mr. Cheng Tai Po purchased from Man Sang BVI 36 million shares and 24 million shares, respectively, of MSIL. After such transaction, through Man Sang BVI, the Company held 49.4% of the shares issued by MSIL. The purchase price per share was the arithmetic average of the closing price of MSIL shares for each of the five trading days immediately preceding and including October 6, 2003.

In March 2006, MSIL indirectly acquired a 49% interest in China Pearls and Jewellery City Holdings Limited (“CP&J Holdings”), which is the parent company of China Pearls and Jewellery International City Co., Ltd., a wholly owned subsidiary which is the project company of China Pearls and Jewellery City, a pearl market center located in Shanxiahu, Zhuji, Zhejiang Province, PRC. In April 2007, MSIL acquired a majority interest in CP&J Holdings.

We completed the phase one pearl market center of China Pearls and Jewellery City in April 2008. We will continue to develop China Pearls and Jewellery City in phases in response to market demand and the prevailing economic conditions in the PRC. Upon completion, we expect China Pearls and Jewellery City to consist of two pearl market trade centers, with various supporting facilities, including manufacturing, processing, exhibition and residential facilities, and to have a total gross site area of approximately 1.2 million square meters.

On April 18, 2008, MSIL organized a grand opening event for China Pearls and Jewellery as part of two major pearl trade events, the “China (International) Pearl Festival” and “Xishi Culture Festival,” aiming to both promote the culture and business of the pearl trade worldwide and to demonstrate the large scale and wide scope of China Pearls and Jewellery.

Business Overview

Through our subsidiaries, we are principally engaged in the purchasing, processing, assembling, merchandising, and wholesale distribution of pearls, pearl jewelry products and jewelry products. In addition, we own and operate real estate development and investment businesses in the PRC. Net sales for our pearl operations were HK$316.7 million for the fiscal year ended March 31, 2009, HK$405.4 million for the fiscal year ended March 31, 2008 and HK$398.3 million for the fiscal year ended March 31, 2007. The real estate development and investment business began to generate revenue in the fourth quarter of fiscal year 2008. Net sales for our real estate development and investment business, generated primarily from the presale and sale of phase one pearl market center units in China Pearls and Jewellery City, were HK$16.4 million for the fiscal year ended March 31, 2009 and HK$228.2 million for the fiscal year ended March 31, 2008. Net sales from the presale and sale of phase one pearl market center units in China Pearls and Jewellery City accounted for approximately 4.9% of our total revenues for the fiscal year ended March 31, 2009 and approximately 36.0% of our total revenues for the fiscal years ended March 31, 2008.

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

The PRC is a major supplier of freshwater pearls. In addition to the traditional smaller freshwater pearls ranging in size from five millimeters to seven millimeters, there is a supply of high quality freshwater pearls ranging in size from eight millimeters to 15 millimeters. These larger freshwater pearls have a higher gross profit margin than the traditional smaller freshwater pearls because larger freshwater pearls take longer to cultivate, are in shorter supply than smaller freshwater pearls and may therefore be sold at higher prices.

The PRC has emerged as a major supplier of cultured pearls, ranging in size from five millimeters to eight millimeters. Since 1996, Japan has been losing its market dominance in the cultured pearl industry due to poor harvests of Japanese cultured pearls. Meanwhile, Chinese cultured pearls have been improving in quality and have been competitively priced. Presently, the Company no longer focuses on the Chinese and Japanese cultured pearl market because we consider its potential growth and profit margin to be relatively unattractive.

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

Products

We currently offer six product lines: Freshwater pearls; Chinese / Japanese cultured pearls; South Sea pearls and Tahitian pearls; Pearl jewelry; and Other jewelry products. Freshwater pearls are available in a variety of shapes and sizes. The most commonly available sizes range from two millimeters to eight millimeters, which are generally less expensive in price than cultured pearls with wholesale prices typically ranging from US$2 to US$300 per 16-inch strand depending on size, grade and shape. However, since 1998, larger size freshwater pearls are available in the market ranging from eight millimeters to 10 millimeters, or even sometimes up to 15 millimeters, and the price for the larger size freshwater pearls can reach up to US$1,000 per 16-inch strand depending on size, grade and shape. Saltwater cultured pearls generally are round in shape and range in size from five millimeters to 18 millimeters. South Sea and Tahitian pearls are considered to be the highest quality saltwater cultured pearls and typically the largest and most expensive followed by Japanese cultured pearls and Chinese cultured pearls. Wholesale prices of cultured pearls typically range from US$10 to US$70,000 per 16-inch strand.

The following table illustrates by pearl category the typical range of size and wholesale price of cultured pearls we sell, with price variations within each category reflecting size and qualitative differences:

	Size	Price per 16-inch Strand
	(millimeters)	(US$)
Freshwater Pearls	2 - 13	2 - 1,000
Chinese Cultured Pearls	5 - 7.5	10 - 400
Japanese Cultured Pearls	7 - 10	100 - 2,000
Tahitian Pearls	8 - 16	120 - 15,000
South Sea Pearls	8 - 18	300 - 70,000

We also offer fully assembled pearl and other jewelry, including necklaces, earrings, rings, pendants, brooches, bracelets, cufflinks, and similar miscellaneous pearl and other products. The following table sets forth sales of freshwater pearls, cultured pearls and non-pearl jewelry products as a percentage of our nets sales for the periods indicated:

	Freshwater		Cultured		Non-pearl
	Loose and	Assembled	Loose and	Assembled	Assembled
	Strands	Pearl Jewelry	Strands	Pearl Jewelry	Jewelry
	%	%	%	%	%
2009	4.4	35.9	30.8	20.1	8.8
2008	4.7	27.0	38.3	18.6	11.4
2007	6.7	26.0	41.7	17.4	8.2

Purchasing

We purchase (1) Chinese cultured pearls from pearl farms and other suppliers in the coastal areas of the southern part of the PRC, including Guangdong and Guangxi Provinces; (2) South Sea pearls from pearl farms and suppliers in Hong Kong, Australia, the Philippines, and Japan; (3) Tahitian pearls from pearl farms and suppliers in French Polynesia; and (4) freshwater pearls from pearl farms and other suppliers in the eastern part of the PRC, including Jiangsu and Zhejiang Provinces.

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

Due to the relatively low volatility of pearl prices, we have no long-term purchase contracts, and instead negotiate the purchase of pearls on an as-needed basis to correspond with expected demand. While we constantly seek to capitalize on volume purchasing and relationships with farmers and suppliers to secure the best pricing and quality when purchasing pearls and other jewelry raw materials, we generally purchase raw materials from suppliers at approximately prevailing market prices. We believe that there are numerous alternative supply sources and that the termination of our relationship with any of our existing sources would not materially adversely affect us. To date, we have not experienced any significant difficulty in purchasing raw materials.

In fiscal year 2009, our five largest suppliers accounted for approximately 50.0% (2008: 47.1%) of our total purchases, with the largest supplier accounting for approximately 21.3% (2008: 16.2%) of our total purchases.

In fiscal year 2009, approximately 38.0% and 45.4% of our purchases were made in Hong Kong dollars and United States dollars, respectively, with the remaining amount settled in Renminbi, Japanese Yen or Euro. It is our policy not to enter into derivative contracts such as forward contracts and options, unless we consider it necessary to hedge against foreign exchange fluctuations. No such derivative contract was entered into during fiscal year 2009.

Processing and Assembly

Pearl processing and assembly are conducted at our facilities in Shenzhen, PRC. As of March 31, 2009, our freshwater pearl processing and assembly operations occupied approximately 17,200 square feet and employed 151 workers while jewelry production and assembly operations occupied approximately 52,200 square feet and employed 545 workers. As of March 31, 2009, the average compensation per factory worker was approximately HK$1,850 per month while average supervisory compensation was approximately HK$2,900 per month.

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

We presently have facilities and pearl processing personnel to produce approximately 25,000 kilograms (2008: 25,000 kilograms) of freshwater pearls and 3,000 kilograms (2008: 3,000 kilograms) of cultured pearls annually. Fiscal year 2009 production totaled approximately 14,000 kilograms of freshwater pearls, representing 56% of our processing capacity and 2,490 kilograms of cultured pearls, representing 83% of our processing capacity, compared to the production of 18,000 kilograms of freshwater pearls, representing 72% of our processing capacity, and 2,631 kilograms of cultured pearls, representing 88% of our processing capacity, in fiscal year 2008. As of March 31, 2009, we had adequate assembly and finishing personnel and facilities to produce approximately 1.7 million pieces (2008: 1.6 million pieces) of finished jewelry annually. Production of finished jewelry in fiscal year 2009 totaled approximately 0.9 million pieces (2008: 1.3 million pieces).

Upon completion of processing, pearls are shipped to our offices in Hong Kong where they are stored for inspection by potential buyers.

Marketing

We market our products from our facilities in Hong Kong. Our sales staff, which is divided into groups organized by geographic regions, currently markets freshwater pearls, Chinese cultured pearls, Japanese cultured pearls, Tahitian pearls, South Sea pearls, and jewelry products.

Our marketing and sales staff maintains on-going communications with a broad range of jewelry distributors, manufacturers and retailers worldwide to assure that customers’ pearls and jewelry requirements are fully satisfied. Our marketing and sales staff regularly visits all major pearl markets and jewelry trade shows to display products, establish contacts with potential customers and evaluate market trends. Apart from attending trade shows and servicing customers, our marketing and sales force principally operates from our headquarters in Hong Kong, where buyers personally visit and inspect our products and place orders. As part of our marketing efforts, we have established an Internet website (www.man-sang.com) to market our products. In addition, we have increased our efforts to market pearls and jewelry products to customers in Europe and North America.

Customers

Our customers consist principally of wholesale distributors and mass merchandisers in Europe, the United States, Hong Kong and other Asian countries. For fiscal year 2009, one of our customers accounted for more than 10.0% of our total sales, and our five largest customers accounted for approximately 47.4% (2008: 41.9%), with the largest customer accounting for approximately 15.1% (2008: 10.4%) of our total sales. As of March 31, 2009, we had approximately 700 customers. We have no long-term contracts with customers. Most of our customers have been in business with us for a number of years. We do not believe that the loss of any one customer will have a material adverse effect on our financial condition or results of operations.

Our policy is to denominate predominantly all our sales in either U.S. dollars or Hong Kong dollars. Since the Hong Kong dollar remained “pegged” to the U.S. dollar throughout fiscal year 2009, our sales proceeds have thus far had minimal exposure to foreign exchange fluctuations.

The following table sets forth by region and by product our net sales for the periods indicated:

	Fiscal Year ended March 31,
	2009		2008		2007
	(HK$ in thousands, except for percentages)
Cultured Pearls
North America	HK$18,685	6.0%	HK$39,806	9.8%	HK$47,616	12.0%
Europe	26,041	8.2	26,554	6.6	28,121	7.1
Hong Kong	12,234	3.8	22,442	5.5	22,462	5.6
Other Asian countries	36,473	11.5	58,032	14.3	58,681	14.7
Others	4,028	1.3	8,281	2.1	6,325	1.6
Sub-total	HK$97,461	30.8%	HK$155,115	38.3%	HK$163,205	41.0%

Freshwater Pearls
North America	HK$2,156	0.7%	HK$3,389	0.8%	HK$3,569	0.9%
Europe	3,074	1.1	4,496	1.1	7,188	1.8
Hong Kong	932	0.3	1,639	0.4	2,296	0.6
Other Asian countries	6,998	2.2	12,430	3.1	13,969	3.5
Others	800	0.2	2,199	0.6	1,194	0.3
Sub-total	HK$13,960	4.5%	HK$24,153	6.0%	HK$28,216	7.1%

Assembled Jewelry
North America	HK$49,104	15.5%	HK$60,990	15.0%	HK$62,891	15.8%
Europe	123,842	39.0	137,566	33.9	119,706	30.1
Hong Kong	2,800	0.9	2,767	0.7	5,171	1.3
Other Asian countries	8,723	2.7	8,453	2.1	6,653	1.6
Others	20,813	6.6	16,400	4.0	12,437	3.1
Sub-total	HK$205,282	64.7%	HK$226,176	55.7%	HK$206,858	51.9%
Total	HK$316,703	100.0%	HK$405,444	100.0%	HK$398,279	100.0%

A majority of sales (by dollar amount) in Hong Kong are for re-export to North America, Europe and other Asian countries. Our purchases are not seasonal by nature.

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

The following table sets forth our unaudited net sales by quarter for the periods indicated:

	Fiscal Year ended March 31,
	2009		2008		2007
	(HK$ in thousands, except for percentages)
First Quarter	HK$81,831	25.8%	HK$100,652	24.8%	HK$97,937	27.5%
Second Quarter	108,610	34.3	109,407	27.0	95,395	28.5
Third Quarter	76,404	24.1	108,616	26.8	106,780	23.8
Fourth Quarter	49,858	15.8	86,769	21.4	98,167	20.2
Total	HK$316,703	100%	HK$405,444	100.0%	HK$398,279	100.0%

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

We believe that we are competitive in the industry due to (1) our advanced pearl processing and bleaching techniques and processing facilities in the PRC which allow us to process pearls at a lower cost than many of our competitors and (2) our status as a leading purchaser and distributor of Chinese cultured pearls. In addition, we provide one-stop shopping convenience to customers and have historically maintained a close relationship with our customers. Therefore, although competition is intense, we believe that we are well positioned in the pearl industry.

However, in a highly competitive industry where many competitors have substantially greater technical, financial and marketing resources than us, new competitors may enter into the market and customer preferences may change unpredictably, we cannot assure you that we will remain competitive.

Real Estate Development and Investment

Our real estate development and investment primarily consists of the following two projects:

  Man Sang Industrial City, an industrial complex located in Gong Ming Zhen, Shenzhen Special Economic Zone, PRC with a total site area of approximately 470,000 square feet; and

  China Pearls and Jewellery City, a pearl market center located in Shanxiahu, Zhuji, Zhejiang Province, PRC. As of March 31, 2009, we had completed construction of our phase one pearl market center at China Pearls and Jewellery City and expect to complete construction of the remaining phases of China Pearls and Jewellery City in phases over the next three to five years. Upon its completion, we expect China Pearls and Jewellery City to cover a total gross site area of approximately 1.2 million square meters and to comprise various supporting facilities, including manufacturing, processing, exhibition and residential facilities.

Real estate in Shenzhen

Facilities

In connection with our expansion into pearl processing and assembling operations, in September 1991 we acquired land-use rights for, and constructed Man Sang Industrial City, an industrial complex located in Gong Ming Zhen, Shenzhen Special Economic Zone, the PRC. The land use rights, for a total site area of approximately 470,000 square feet, for Man Sang Industrial City have a duration of 50 years starting from September 1, 1991. We paid approximately RMB2.8 million to acquire the land use rights relating to Man Sang Industrial City and approximately RMB44.8 million to construct Man Sang Industrial City.

As of March 31, 2009, Man Sang Industrial City consisted of 27 completed buildings encompassing a total gross floor area of approximately 813,000 square feet. Of the 27 completed buildings in Man Sang Industrial City, 20 buildings are rental properties, and the remaining seven buildings are for the Company’s own use. In addition to factories, dormitories and shops, Man Sang Industrial City has green zones, playgrounds and other amenities typically offered in industrial/living complexes in the PRC.

Leasing and Management

During fiscal year 2009, we utilized seven buildings in Man Sang Industrial City for pearl processing, pearl and jewelry assembly, finance and administration, and staff accommodation. The remaining facilities were leased to third party industrial users, primarily foreign investors and non-polluting light industry.

As of March 31, 2009, the remaining 20 buildings in Man Sang Industrial City were used for leasing purposes to independent third parties and industrial users not connected with us. Such facilities are typically offered under leases ranging in duration from one to three years. Rental income from Man Sang Industrial City for fiscal year 2009 was approximately HK$7.7 million compared to approximately HK$4.9 million for fiscal year 2008. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Year Ended March 31, 2009 Compared to Year Ended March 31, 2008 - Rental Income and Rental Expenses.”

During fiscal year 2009, we employed a staff of 20 persons to provide required management, leasing, maintenance and security for Man Sang Industrial City.

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

Real Estate in Hong Kong

We own rental properties in Hong Kong (“Hong Kong Rental Properties”) which were leased to independent third parties. The Hong Kong Rental Properties consist of the following properties:

  957 square feet at Room 407, Wing Tuck Commercial Centre, 177-183 Wing Lok Street, Sheung Wan, Hong Kong. This property has been vacant since September 2007. See “Item 2 – Properties – Hong Kong”

  10,880 square feet at 19th Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong. In May 2008, we vacated this property, which was formerly our headquarters, and changed the holding purpose to rental property. As of March 31, 2009, we had not entered into any tenancy agreement for this property.

In March 2009, we sold the 1,063 square feet property at Flat A on 33rd Floor, Valverde, and parking space No.3 on Floor L3, Valverde, 11 May Road, Hong Kong for consideration of HK$14.0 million. See “Item 2 – Properties – Hong Kong.”

Real Estate in Zhuji

Market

As an extension to our core pearl and jewelry business, we are in the process of developing a pearl market center in Shanxiahu, Zhuji, Zhejiang Province, the PRC as a wholesale trade platform for pearls and jewelry. Zhuji is regarded as one of China’s pearl capitals and has a long history in pearl production and trade. Zhuji is commonly recognized as one of the largest freshwater raw pearl distribution centers and one of the largest sources of farmed freshwater pearls, in terms of volume produced, in the PRC. Recognizing Zhuji’s status as one of China’s centers for pearl production and trade, we are in the process of developing a pearl market trade center, China Pearls and Jewellery City, which also will have supporting facilities. We expect China Pearls and Jewellery City to provide a “one-stop” service, including manufacturing, processing, exhibition, sales and logistics solutions for both domestic and foreign wholesale pearls and jewelry traders in the PRC.

Products and Services

As of March 31, 2009, we had completed construction of our phase one pearl market center of China Pearls and Jewellery City, which includes a total of 2,380 units (including 1,252 shop units and 1,128 booths), covering a total gross floor area of approximately 130,286 square meters. We expect to complete construction of phase one of China Pearls and Jewellery City in the second half of 2009. Upon its completion, we expect phase one of China Pearls and Jewellery City to comprise a market center, four blocks of manufacturing and processing areas, offices, residential areas and multi-function buildings.

We commenced presales of phase one pearl market center units of China Pearls and Jewellery City in the fourth quarter of fiscal year 2008. As of March 31, 2009, we had sold shop units covering a gross floor area of approximately 16,000 square meters, representing approximately 31% of the total planned saleable area of the project (51,361 square meters). Net sales for the phase one pearl market center units of China Pearls and Jewellery City in fiscal year 2009 and 2008 were HK$16.4 million and HK$228.3 million, respectively.

As of March 31, 2009, we had leased shop and booth units covering a gross floor area of approximately 14,319 square meters, representing approximately 18% of the total leasable gross floor area of the project (78,926 square meters). Rental income for the phase one pearl market center units of China Pearls and Jewellery City in fiscal years 2008 and 2009 were HK$1.3 million and HK$19.8 million, respectively. Tenants of China Pearls and Jewellery City are primarily pearl, jewelry and jewelry-related product traders from domestic and foreign countries. As of March 31, 2009, we had incurred total development costs (including costs to obtain necessary land use rights, construction costs and capitalized finance costs) of approximately HK$793 million for the construction of phase one of China Pearls and Jewellery City. We estimate that we will incur approximately HK$117 million in additional development costs for completion of phase one of China Pearls and Jewellery City.

We plan to complete construction of China Pearls and Jewellery City in a three to five-year time frame. Upon completion, we expect China Pearls and Jewellery City to have a total site area of approximately 1.2 million square meters and to be one of the world’s largest and most up-to-date pearl and jewelry trading platforms, offering one-stop service, including manufacturing, processing, exhibition, sales and world-class logistics solutions in the pearl and jewelry industry.

Competition

Presently, we are not aware of any competitors who offer comparable services on the size and scale of China Pearls and Jewellery City. However, smaller regional competitors include the Weitang Pearl Trade Center in Jiangsu Province.

Research and Development

Research and development has not historically played an important role in our operations. We did not have any material research and development expenditures for fiscal years 2008 and 2009.

Marketing

As of March 31, 2009, we had a team of approximately 15 sales and marketing and customer services personnel located in Zhuji, Shenzhen and Hong Kong who are responsible for the sales, leasing and marketing of our real estate properties in Hong Kong and the PRC.

Government Regulation

We believe that we currently hold all required government approvals and certifications relating to the products and services we offer. We are committed to maintaining these approvals and certifications and apply stringent quality requirements in this regard.

We are subject to extensive government regulation in the PRC. These include a variety of regulations applicable to foreign investment enterprises such as ourselves. The State Administration for Industry and Commerce, Foreign Trade and Economic Cooperation Bureau imposes a number of regulations relating to foreign investment, although the PRC government has gradually relaxed these regulations since the 1990s. The State Administration of Taxation imposes a number of tax regulations applicable to foreign investment enterprises, which, as of 2008, impose a uniform tax rate of 25% on all enterprises incorporated or resident in China, which may significantly increase our income tax liability in the future.

Property Development Regulations

Property development projects in the PRC are generally divided into single projects and large tract development projects. A single project refers to the construction of buildings on a plot of land and the subsequent sale of units. Large tract development projects consist of the comprehensive development of large area and the construction of necessary infrastructure such as water, electricity, road and communications facilities. The developer may either assign the land-use rights of the developed area or construct buildings on the land itself and sell or lease the buildings erected on it.

Pursuant to the Regulations of the People’s Republic of China Concerning the Interim Current and Assignment of Right to Use State Land in Urban Areas, or the Urban Land Regulations, foreign entities may acquire land-use rights in the PRC unless the law provides otherwise. However, in order to develop the acquired land, the foreign entities need to establish foreign investment enterprises in the PRC as the project companies to develop the property. These project companies may be in the form of Sino-foreign equity or cooperative joint ventures or wholly foreign-owned enterprises. The typical scope of business of such project company includes development, construction, sales, leasing and property management of commodity properties and ancillary facilities on the specific land as approved by the government. The term of the property development company is usually the same as the term of grant of the land-use rights in question.

Establishment of a project company is subject to the approval by the relevant departments of the PRC government in accordance with the following procedures. First, the PRC party to a joint venture project or the foreign investor, in the case of a wholly foreign-owned project, will submit a project application report to the central or local development and reform commission for verification and approval. If the development and reform commission considers the proposed property development project to be consistent with the prevailing national and local economic plans and foreign investment regulations, it will grant an approval to the applicant in respect of the project. The National Development and Reform Commission and the Ministry of Commerce have been given the authority to regularly issue guidelines for direction of foreign investment.

Once the project application report has been verified and approved, the PRC party and the foreign investor may proceed to prepare a joint feasibility study report that reflects their assessment of the overall economic viability of the proposed project company. At the same time, the parties may proceed to negotiate and execute the joint venture contract and articles of association for the establishment of a project company. In the case of a wholly foreign-owned project, the foreign investor may then prepare articles of association will then, depending, among other things, on the industry to which it belongs under the Catalog for Guiding Foreign Investment in Industry, issued by the National Development and Reform Commission and the Ministry of Commerce on October 31, 2007 and effective as of December 31, 2007, and the amount of total investment, be submitted to the Ministry of Commerce or its local counterpart, as the case may be, for approval. If the Ministry of Commerce or its local counterpart finds the application documents to be in compliance with PRC law, it will issue an approval certificate for the establishment of the project company. With this approval certificate, the foreign investor and/or the PRC party can apply to the local administration for industry and commerce for a foreign investment enterprise business license for the project company.

Once a foreign entity developer has established a project company and secured the land-use rights to a piece of land for development, it has to apply for and obtain the requisite planning permits from the planning departments and have its design plan approved by, and apply for and obtain construction permits from, the relevant construction commission for commencement of construction work on the land. When the construction work on the land is completed, the completed buildings and structures must be examined and approved by the government departments before they can be delivered to purchasers or lessors for occupancy.

In July 2006, the Ministry of Construction, the Ministry of Commerce, the National Development and Reform Commission, the People’s Bank of China, the State Administration for Industry and Commerce and the State Administration for Foreign Exchange issued the Circular on Standardizing the Admittance and Administration of Foreign Capital in the Real Estate Market. Under such circular, when a foreign investor establishes a property development enterprise in China where the total investment amount is US$10 million or more, such enterprise’s registered capital must not be less than 50% of its total investment amount.

In addition, as a property developer, we are subject to a number of measures and regulations recently introduced by the PRC government to tighten control of the real property market. The measures include:

  tightening lending of bank loans to property developers and purchasers of developed properties and increasing the reserve requirements for commercial banks;

  restricting the ability of foreign invested real estate companies to raise funds offshore for the purpose of funding such companies either through capital increase or by way of shareholder loans;

  restricting the conversion and sale of foreign exchange on the capital account for foreign invested real estate companies that have not undergone an examination by the local examination and approval authority;

  imposing strict requirements before commencement of a real estate project can begin, including the requirement that proposed projects with a total investment value of at least RMB50 million establish administration files and receive relevant approval or permits prior to the commencement of construction;

  prohibiting the extension of loans to real estate developers that do not satisfy certain loan conditions, such as those with a percentage of project capital of less than 35% and those that are not in possession of necessary certificates and permits requiring the payment of an idle land charge for land that is idle for one year and recovery of such land by the State without consideration if the land is idle for two years.

  requiring property developers to pay all land grant fees prior to issuing land-use rights certificates; and

  requiring all industrial and commercial land to be granted through an invitation of bids or auction.

Foreign Currency Exchange

The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations, as amended in August 2008. Under the Regulations, the Renminbi is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions, but not for capital account items, such as direct investments, loans, repatriation of investments and investments in securities outside of China, unless the prior approval of the State Administration of Foreign Exchange is obtained and prior registration with the State Administration of Foreign Exchange is made. August 29, 2008, the State Administration of Foreign Exchange promulgated a notice, Circular 142, regulating the conversion by a foreign-invested company of foreign currency into Renminbi by restricting how the converted Renminbi may be used. The notice requires that the registered capital of a foreign-invested company settled in Renminbi converted from foreign currencies may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC. In addition, the State Administration of Foreign Exchange strengthened its oversight of the flow and use of the registered capital of a foreign-invested company settled in Renminbi converted from foreign currencies. The use of such Renminbi capital may not be changed without the State Administration of Foreign Exchange’s approval, and may not in any case be used to repay Renminbi loans if the proceeds of such loans have not been used. Violations of Circular 142 will result in severe penalties, such as heavy fines.

The dividends paid by the subsidiary to its overseas shareholder are deemed income of the shareholder and are taxable in China. Pursuant to the Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), foreign-invested enterprises in China may purchase or remit foreign currency, subject to a cap approved by the State Administration of Foreign Exchange, for settlement of current account transactions without the approval of the State Administration of Foreign Exchange. Foreign currency transactions under the capital account are still subject to limitations and require approvals from or registration with, the State Administration of Foreign Exchange and other relevant PRC governmental authorities.

Dividend Distribution

The principal PRC regulations governing the distribution of dividends by wholly foreign-owned enterprises are the Law of the People’s Republic of China on Wholly Foreign-owned Enterprises, as amended, issued by the National People’s Congress on October 31, 2000, and the Detailed Implementing Rules for the Law of the People’s Republic of China on Foreign Investment Enterprises, as amended, issued by the State Council on April 12, 2001.

Under these regulations, foreign investment enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, foreign investment enterprises in China are required to allocate at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds until these reserves have reached 50% of the registered capital of the enterprises. These reserves are not distributable as cash dividends.

Environmental Matters

We are subject to various environmental laws and regulations set by the PRC national, provincial and municipal governments with respect to our manufacturing and property development businesses. These include regulations on air pollution, noise emissions, as well as water and waste discharge. We believe we are in material compliance with all applicable environmental laws and regulations relating to our businesses, and have obtained all of the environmental permits necessary to conduct our business. Our operations are subject to regulation and periodic monitoring by local environmental protection authorities. If we fail to comply with present or future environmental laws and regulations, we could be subject to fines, suspension of production or a cessation of operations.

We believe our manufacturing processes do not generate excess levels of noise, wastewater, gaseous wastes or other industrial wastes and we have adopted internal policies to ensure that our manufacturing processes are in compliance with relevant environmental laws and regulations.

With respect to our property development business, our projects are normally required to undergo an environmental impact assessment by government-appointed third parties, and a report of such assessment needs to be submitted to the relevant environmental authorities in order to obtain their approval before commencing construction. Upon completion of each project, the relevant environmental authorities inspect the site to ensure the applicable environmental standards have complied with, and the resulting report is presented together with other specified documents to the relevant construction administration authorities for their approval and record. Approval from the environmental authorities on such report is required before delivery of the properties. In the past, we have not experienced any difficulties in obtaining those approvals for commencement of construction and delivery of completed projects. However, we cannot assure you that we will not experience any difficulties in the future. Our operations have not been subject to payment of material fines or penalties for violations of environmental regulations.

Due to the relatively low impact of our operations on the environment, our environmental compliance costs have not been substantial. Our environmental compliance costs were approximately HK$168,500 and HK$74,000 for fiscal years 2009 and 2008, respectively.

Intellectual Property

As of March 31, 2009, we owned 60 trademarks in 16 jurisdictions. We primarily use our trademarks for our pearl and jewelry products. We believe our trademarks are important to the competitiveness of our business. We therefore take all appropriate actions to register and protect these trademarks in the jurisdictions in which we are active. As of March 31, 2009, we are not aware of any infringements against our trademarks. A substantial majority of our trademarks may be renewed after their expiration dates an indefinite number of times.

Man Sang Innovations Limited, an indirect subsidiary of the Company, owns 13 registered trademarks in Hong Kong. The validity periods of these registered trademarks will expire between September 23, 2016 and March 27, 2019. In addition, it owns a registered trademark in each of New Zealand, Macau, Australia, Switzerland, Thailand, Indonesia, South Korea, Japan, Mexico, Taiwan, Brazil, European Union, the United States and Canada for its pearl and jewelry products. The validity periods of these registered trademarks will expire between August 9, 2009 and June 16, 2021.

Man Sang Jewellery Company Limited, an indirect subsidiary of the Company, owns six registered trademarks in Hong Kong. The validity periods of these registered trademarks will expire between August 11, 2014 and December 3, 2018. In addition, it owns a registered trademark in each of Switzerland, Thailand, Japan, South Korea, Taiwan, European Union and the United States for its pearl and jewelry products. The validity periods of these registered trademarks will expire between March 6, 2012 and March 23, 2014.

Arcadia Jewellery Limited, an indirect subsidiary of the Company, owns four registered trademarks in Hong Kong. The validity periods of these registered trademarks will expire between November 19, 2009 and January 22, 2010.

Man Hing Limited, an indirect subsidiary of the Company, owns 16 registered trademarks in the PRC. The validity periods of these registered trademarks will expire between January 27, 2013 and March 6, 2017.

Provided they are still in use, we will apply to renew our trademarks upon their expiration. We do not anticipate any difficulties in renewing our trademarks. Accordingly, we do not expect any adverse effects from the upcoming expiration of any of our trademarks.

Insurance

We maintain property insurance policies with reputable insurance companies for our goods, assets and buildings used in our business operations. With respect to our self-owned properties in Hong Kong, we maintain fire insurance for our buildings and fire, flood and natural disaster insurance for our goods and assets. With respect to our leased properties in Hong Kong, we maintain fire, flood and natural disaster insurance for our goods and assets but do not maintain fire insurance for the leased premises. With respect to our self-owned property in Shenzhen, the PRC, we maintain fire, flood and natural disaster insurance for our buildings, goods and assets. We consider our insurance coverage to be in line with other companies of similar size in Hong Kong and China. However, significant damage to any of our manufacturing facilities or property developments, whether as a result of fire or other causes, could have a material adverse effect on our results of operations. We paid an aggregate of approximately HK$858,000 in the fiscal year ended March 31, 2009 in insurance premiums for insurance coverage.

Employees

As of March 31, 2009, we had 987 full-time employees. No employee is governed by a collective bargaining agreement and we consider our relations with our employees to be satisfactory. The following table sets forth a breakdown of employees by function and according to geographic region.

	Hong Kong	PRC	Total
Senior management	5	5	10
Marketing and sales	24	32	56
Purchasing	3	2	5
Finance and accounting	16	22	38
Processing and logistics	15	710	725
Human resources and administration	13	52	65
Real estate leasing	-	20	20
Property development	-	50	50
Information technology	2	16	18
Total	78	909	987

As of March 31, 2009, 909 of our employees were located in the PRC. As required by PRC regulations, we participate in various employee benefit plans that are organized by municipal and provincial governments, including housing funds, pension, medical and unemployment benefit plans. We are required under PRC law to make contributions to the employee benefit plans at specified percentages of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the respective local government authorities where we operate our businesses from time to time. Members of the retirement plan are entitled to a pension equal to a fixed proportion of the salary prevailing at the member’s retirement date.

As of March 31, 2009, 78 of our employees were located in Hong Kong. We operate a defined contribution Mandatory Provident Fund retirement benefits scheme, or the MPF Scheme, as required under the Mandatory Provident Fund Schemes Ordinance, for our eligible employees in Hong Kong. Contributions are made based on a percentage of the employees’ basic salaries. The assets of the MPF Scheme are held separately from our assets in an independently administered fund, and our employer contributions vest fully with the employees when contributed into the MPF Scheme.

The total amount of contributions we made to employee benefit plans for the fiscal year ended March 31, 2009 was HK$2.1 million.

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

ITEM 1A. RISK FACTORS

Risks Relating to Our Business

We face a number of risks related to the recent financial crisis and severe tightening in the global credit markets

The ongoing global financial crisis affecting the banking system and financial markets has resulted in a severe tightening in credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit and equity markets. If these conditions continue or worsen, our cost of borrowing may increase, the terms of borrowings may become onerous and it may become more difficult to obtain financing for our operations or investments. The financial crisis could also impact our business in other ways, including:

Economic Downturns in the Markets in Which We Operate. Sustained downturns in the Asia, United States and Europe markets in which we operate may result in a continued decline in demand for our products and have a negative impact on our financial condition and results of operations over the next several fiscal quarters and possibly beyond.

Potential Reduction or Delay of Purchases and Orders by Customers. Recessionary conditions and depressed levels of consumer and commercial spending have caused and may continue to cause customers to reduce, modify, delay or cancel plans to purchase our products in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, future demand for our products could differ materially from our current expectations, which could have a negative result on our financial condition and results of operations.

Liquidity Issues with Our Customers. Because we generally grant credit to our customers, we have a significant amount of accounts receivables. In January 2009, one of our existing customers in the United States filed for Chapter 11 bankruptcy protection. If other customers encounter liquidity issues or are forced to seek bankruptcy protection, then we could encounter delays or defaults in payments owed to us which could adversely impact our financial condition and results of operations. Our allowance for doubtful accounts increased by HK$27.1 million, or 158.1%, from HK$17.1 million as of March 31, 2008 to HK$44.2 million as of March 31, 2009. Allowance for doubtful accounts as a percentage of gross accounts receivable increased from 10.4% as of March 31, 2008 to 30.9% as of March 31, 2009.

Negative Impact from Increased Financial Pressures on Key Suppliers. Our ability to meet customers’ demands depends, in part, on our ability to obtain timely and adequate delivery of materials from our suppliers. If certain key suppliers were to become capacity constrained or insolvent as a result of the financial crisis, it could result in a reduction or interruption in supplies or a significant increase in the price of supplies, or otherwise materially change the terms of sale, and adversely impact our financial condition and results of operations. In addition, credit constraints of key suppliers could result in accelerated payment of accounts payable by us, impacting our cash flow.

Reduction of Discretionary Spending by Retail Customers. Our results of operations are impacted by the discretionary spending of retail customers, both of our pearl and jewelry products and the products of our tenants. Discretionary spending is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, electricity power rates, gasoline prices, unemployment trends and other matters that influence consumer confidence and spending. Many of these factors are outside of our control. Retail customers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower or in periods of actual or perceived unfavorable economic conditions, which could adversely impact our financial condition and results of operations.

A few large suppliers account for a significant percentage of our pearl supplies, and we may be unable to purchase adequate supplies of pearls

The principal raw materials used by the Company and its subsidiaries (the “Group”) are pearls. As pearls are commodities and their value is subject to prevailing market conditions, buyers and sellers of pearls do not customarily enter into any long-term contracts. The Group purchases different types of pearls from different sources around the world but does not currently have any fixed term purchase contracts with any pearl farmers or suppliers. Rather, the Group negotiates the purchase of pearls on an as needed basis at prevailing market prices. In addition, a few large suppliers account for a significant percentage of our pearl supplies. In fiscal years 2009, 2008 and 2007, our five largest suppliers accounted for approximately 50.0%, 47.1% and 51.9% of our total purchases, with the largest supplier accounting for approximately 21.3%, 16.2% and 16.3% of our total purchases.

If the availability or cost of pearls is adversely affected (for example, due to a decrease in one or our significant suppliers, or a reduction in the overall availability, whether due to a lack of supply, the loss of a supply contract, or increased demand from our competitors), we may have to bear greater expenses for, or be unable to acquire, adequate supplies of pearls of the quality or on the terms required by the Group. Any such adverse changes may require us to increase prices or stop producing certain products and could adversely affect our business, results of operations, financial condition and future prospects.

We have significant outstanding bank borrowings, and we may not be able to arrange adequate financing when they mature

As of March 31, 2009, we had HK$493.1 million in cash and cash equivalents and HK$192.1 million in outstanding borrowings (denominated in Renminbi), of which approximately HK$90.4 million was due within one year. We might not be able to obtain extensions of these borrowings in the future as they mature. In the event we are unable to obtain extensions of these borrowings, or if we are unable to obtain sufficient alternative funding at reasonable terms to make repayments, we will have to repay these borrowings with cash generated by our operating activities. Our business might not generate sufficient cash flow from operations to repay these borrowings, some of which are secured by significant amounts of our assets. In addition, repaying these borrowings with cash generated by our operating activities will divert our financial resources from the requirements of our ongoing operations and future growth, and would have a material adverse effect on our business, financial condition and future prospects.

Disruptions in the financial market may adversely affect the availability and cost of credit to us

Our ability to make scheduled payments or refinance our obligations with respect to indebtedness will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and financial, business and other factors beyond our control. Recent disruptions in the financial markets, including the bankruptcy or restructuring of a number of financial institutions in the United States and Europe, reduced lending activity, decreased liquidity and higher costs in the credit markets, may adversely affect the availability and cost of credit that we have already arranged, and the availability, terms and cost of credit in the future, including any financing necessary to complete China Pearls and Jewellery City, our pearl market center under development in the PRC. In this regard, as a consequence of the on-going global financial crisis affecting the banking system and financial markets, the PRC has also recently experienced a tightening in credit markets. We cannot assure you that recent PRC government fiscal stimulus measures in response to disruptions in the financial markets will stabilize the markets in general or increase liquidity and the availability of credit to us.

We operate in a highly competitive industry

The pearl and jewelry industry is highly competitive. We compete with a large number of local and international pearl and jewelry manufacturers and wholesalers. Because of the breadth and depth of this competition, we are constantly under competitive pressure that both constrains pricing and requires extensive merchandising efforts in order for us to remain competitive. We compete primarily on the basis of our reputation for high quality products, brand recognition and distinctive merchandise. Our success is also dependent on our ability to both react to and create customer demand for our pearl and jewelry products. Certain of our competitors, especially jewelry retailers, are larger, have been in existence for a longer period of time, have achieved greater brand recognition and a greater market share in the markets in which we operate and have substantially greater financial, distribution and other resources than we do. Due to the above factors, we cannot assure you that we can continue to compete favorably in this highly competitive industry.

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

Changes in the purchasing decisions of the Group’s customers may affect its future operating results

The Group’s customer network consists principally of wholesale distributors and mass merchandisers in Europe, the United States, Hong Kong and other Asian countries. In accordance with industry practice, the Group generally does not have long-term sales arrangements with its customers. As a result, short-term changes to these customers’ purchasing decisions could affect the Group’s year-to-year sales volumes. In addition, the Group’s customers’ purchase orders may vary significantly from period to period. As a result, it may be difficult for the Group to forecast its revenues in future periods. Because the Group’s current expense levels are based in part on its expectations for future revenues, the Group may be unable to adjust our purchases of supplies, and as a result reduce our expenses, in a timely manner in response to unexpected disruptions in purchase orders from customers. While the Group has not experienced any unexpected disruptions in purchase orders from customers as a result of the current economic crisis, any such disruptions in the future could have a material and adverse effect on the Group’s business, results of operations and financial condition.

Our sales could be negatively impacted by the actions or circumstances of one or more key customers leading to material fluctuations in revenues or a substantial reduction in orders for our products

We currently sell a substantial portion of our pearls and jewelry products to a limited number of customers. In fiscal years 2009 and 2008, sales to our top five customers accounted for approximately 47.4% % and 41.9%, respectively, of our total sales, and our largest customer accounted for approximately 15.1% and 10.4%, respectively, of our total sales. Dependence on a limited number of customers exposes us to the risks that one of the following events may cause material fluctuations or declines in our revenues:

  reduction, delay or cancellation of orders from one or more of our significant customers;

  loss of one or more of our significant customers due to disputes, dissatisfaction with our products or otherwise, and our failure to attract additional or replacement customers; and

  failure of any of our significant customers to make timely payment for our products.

Our business could be harmed if we fail to maintain proper inventory levels

Recently, we have decreased inventory purchases in response to a decrease in demand in the United States and Asia markets. We may be unable to sell the products that we have in our inventory. The current economic environment has made accurate projecting of inventory levels increasingly challenging. Inventory levels in excess of customer demand may result in inventory write-downs, or the sale of excess inventory at discounted prices, all of which could adversely affect our gross margins. Conversely, if we underestimate consumer demand for our pearls and jewelry products or if our suppliers fail to supply pearls in a timely manner, we may experience inventory shortages. Inventory shortages might result in unfilled orders, negatively impact customer relationships and result in lost revenues, any of which could harm our business.

Global or regional recessions may adversely affect consumer purchases of the Group’s products

The Group’s revenues are dependent on cycles in general global and regional economic conditions and macroeconomic factors such as employment levels, salary levels, business conditions, tax rates and credit availability, all of which affect consumer spending on discretionary items such as jewelry, which are perceived as luxuries. Volumes and values of sales of jewelry tend to decrease faster than sales and values of essential goods during economic downturns. Declining confidence in the global economy or regional economies where we are active could therefore adversely affect consumers’ ability and willingness to purchase the Group’s products. Regionally, purchases made by the Group’s customers in North America, Europe and Hong Kong and other Asian countries accounted for approximately 22.1%, 48.3% and 21.5% of the Group’s total revenues in fiscal year 2009. Should any of these economies suffer a serious economic downturn, it could have a material and adverse effect on the Group’s business, results of operations and financial condition.

We are exposed to currency exchange fluctuations

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

The implementation of new tax laws may significantly increase the Group’s income tax liability

We are a holding company incorporated in Nevada. We also have intermediate holding companies incorporated in the British Virgin Islands, Bermuda and Hong Kong, and subsidiaries that operate in the PRC. As a result, any change in the policies or regulations regarding taxation in the British Virgin Islands, Bermuda, Hong Kong or the PRC may have a material adverse effect on our profitability. On March 16, 2007, the PRC National People’s Congress, the PRC legislature, adopted a new tax law, the Enterprise Income Tax Law of the People’s Republic of China, or the Enterprise Income Tax Law, which became effective January 1, 2008. On December 6, 2007, the State Council promulgated the Implementation Regulations of the Enterprise Income Tax Law, or the Implementation Regulations, which also became effective January 1, 2008. The Enterprise Income Tax Law imposes a uniform tax rate of 25% for all enterprises incorporated or resident in China, including foreign investment enterprises, and eliminates many tax exemptions, reductions and preferential treatments formerly applicable to foreign investment enterprises. Man Hing Limited, our primary manufacturing subsidiary in China, enjoyed a preferential enterprise income tax rate of 20% on its taxable income during fiscal year 2009. Under the Enterprise Income Tax Law and the Implementation Regulations, Man Hing Limited’s income tax rates will increase gradually over a period of five years until it pays income tax at a rate of 25%.

Under the Income Tax Law for Enterprises with Foreign Investment and Foreign Enterprises, effective prior to January 1, 2008, any dividends payable by foreign-invested enterprises to their non-PRC investors were exempt from any PRC withholding income tax. Under the new Enterprise Income Tax Law, China-sourced income of foreign enterprises, such as dividends paid by a PRC subsidiary to its overseas parent, will normally be subject to PRC withholding tax at a rate of 10%, unless there are applicable treaties that reduce such rate. Neither the British Virgin Islands nor Bermuda has a tax treaty with China entitling us to any withholding tax lower than 10%. Hong Kong, where some of our intermediate holding companies are incorporated, has an arrangement with China under which the dividend withholding tax rate is reduced to 5% if a Hong Kong resident enterprise owns over 25% of the PRC company distributing the dividends. If the applicable Hong Kong intermediate holding company is regarded as a non-resident enterprise and owns at least a 25% share in the relevant PRC subsidiary, dividends paid by such PRC subsidiary would be subject to a withholding tax at the rate of 5%, provided that the Hong Kong subsidiary and we are not considered to be a PRC tax resident enterprise, as described below.

The new Enterprise Income Tax Law, however, also provides that enterprises established outside China whose “de facto management bodies” are located in China are considered “resident enterprises” and will generally be subject to the uniform 25% enterprise income tax rate on their global income. Under the Implementation Regulations, “de facto management bodies” is defined as the bodies that have, in substance, overall management control over such aspects as the production and business, personnel, accounts and properties of an enterprise. Pursuant to this definition, we believe our “de facto management bodies” are located in Hong Kong. However, if we are considered as a PRC tax resident enterprise under the above definition, then our global income will be subject to PRC enterprise income tax at the rate of 25%.

Dividends payable by us to our foreign investors and gain on the sale of our shares may become subject to withholding taxes under PRC tax laws

Under the new Enterprise Income Tax Law and the Implementation Regulations, PRC income tax at the rate of 10% applies to dividends payable to investors that are “non-resident enterprises” (and that do not have an establishment or place of business in China, or that have such establishment or place of business but the relevant income is not effectively connected with such establishment or place of business) to the extent such dividends are sourced within China and the enterprise that distributes dividends is considered a “resident enterprise” in China. Therefore, if we are considered as a PRC tax resident enterprise for tax purposes, any dividends we pay to our overseas shareholders as well as gains realized by such shareholders from the transfer of our shares may be regarded as China-sourced income and as a result be subject to 10% PRC withholding tax. We intend to take the position that any dividends we pay to our overseas shareholders will not be subject to a withholding tax in the PRC.

As the new Enterprise Income Tax Law and the Implementation Rules have only recently taken effect, it is uncertain how they will be implemented by the relevant PRC tax authorities. In addition, a number of detailed implementation regulations are still in the process of promulgation. If dividend payments from our PRC operating subsidiaries to our overseas intermediate holding companies, and from our overseas intermediate holding companies to us are subject to PRC withholding tax, our financial condition, results of operations and the amount of dividends available to pay our shareholders may be adversely affected. If dividends we pay to our overseas shareholders or gains realized by such shareholders from the transfer of our shares are subject to PRC withholding tax, it may materially and adversely affect your investment return and the value of your investment in us.

We are exposed to general real estate investment risks

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

  adverse changes in international, national, regional and local economic and market conditions;

  changes in interest rates or financial markets;

  fluctuating local real estate conditions and changes in local laws and regulations;

  changes or promulgation and enforcement of governmental regulations relating to land use and zoning, environmental, occupational and safety matters;

  changes in real estate tax rates and other operating expenses;

  existence of uninsured or uninsurable risks; and

  natural disasters, acts of war or terrorism.

We may not be able to complete China Pearls and Jewellery City or commence or complete our properties planned for future real estate projects on time or within budget

Our real estate projects involve acquiring land-use rights for large plots of land, many of which have existing structures and residents, from municipal and provincial governments of the PRC. Other properties we may develop in the future may also involve similar circumstances. Acquiring these development rights, converting them into land-use rights and committing the financial and managerial resources to develop the land involves significant risks. Before a real estate development project generates any revenue, we must make a variety of material expenditures, including to acquire the development rights and to construct the required infrastructure. As of March 31, 2009, China Pearls and Jewellery City Holdings Limited, a subsidiary of the Company, had incurred approximately HK$793 million in development costs, primarily for the construction of phase one of China Pearls and Jewellery City.

It generally takes several years for a planned real estate project to generate revenue, and we cannot assure you that our real estate projects will achieve positive cash flow. As a result, our current and future real estate development activities may be exposed to the following risks:

  we may lease or sell developed properties at below expected rental rates or sales prices, and we may experience delays in the sale or leasing of developed properties;

  we may be unable to complete construction of our real estate projects on schedule, or on budget, due to a variety of factors including shortages of materials, equipment, technical skills and labor, adverse weather conditions, natural disasters, labor disputes, disputes with contractors and sub-contractors, accidents, changes in government priorities and policies, changes in market conditions, delays in the relocation process, delays in obtaining the requisite licenses, permits and approvals from the relevant authorities and other problems and circumstances, resulting in increased debt service expense and construction costs;

  occupancy rates, rents and sales prices at our real estate properties may fluctuate depending on a number of factors, including market and economic conditions, and may result in our investments being less profitable than we expected or not profitable at all;

  the services rendered by our contractors may not always meet our quality requirements, and negligence or poor work quality by any contractors may result in defects in our buildings or trade center units, which could in turn cause us to suffer financial losses, harm our reputation or expose us to third-party claims;

  since it normally takes several years for us to complete a real estate project, we expect that we will be affected by increases in the costs of construction materials and the costs of other goods and services, most significantly labor costs.

  we may delay, or change the structure of, real estate projects and as a result we may lose deposits paid to participate in the land tender process or fail to recover expenses already incurred;

  we may be unable to obtain, or face delays in obtaining, required zoning, land-use, building, occupancy, and other governmental permits, rights and authorizations, which could result in increased costs with respect to a project;

The occurrence of any of these circumstances, most of which are beyond our control, could delay the completion of our real estate projects, which could adversely affect our business, financial condition and results of operations, which in turn could cause the market value of our securities to decline.

We may not be able to generate sufficient cash flow or obtain financing to complete China Pearls and Jewellery City or implement our business strategies

We intend to invest approximately HK$88.6 million and HK$28.5 million for capital expenditures in fiscal years 2010 and 2011, respectively, nearly all of which will be dedicated to the construction of the phase one pearl market center for China Pearls and Jewellery City. We intend to finance these capital expenditures with cash reserves, cash flows from operations, dividend payments from subsidiaries and, if required, borrowings. We may not generate sufficient cash flows from operations to fully fund our capital expenditures for China Pearls and Jewellery City or other projects we may undertake. We may need additional funding to implement our business strategy. If we are unable to generate enough cash to pay for these projects we may need to raise additional funds. We may not be able to raise any additional funds on commercially acceptable terms, if at all. If we can not generate enough cash, or find alternative sources of funding to complete these projects, our business, cash flows, financial condition, results of operations and prospects could be materially and adversely affected.

The cyclical nature of the real estate industry could adversely affect our results of operations

The results of our real estate operations are affected by the cyclical nature of the real estate industry in the PRC. Property values and rents are affected by, among other factors, supply and demand of comparable properties, interest rates, unemployment rates, inflation, the rate of economic growth, tax laws and political and economic developments in the PRC. We cannot assure you that property values and rents will not decline in the future. In addition, increased competition from other pearl processing and pearl market centers could adversely affect our rents and occupancy rates at Man Sang Industrial City and China Pearls and Jewellery City as well as sales prices for our units at China Pearls and Jewellery City. Furthermore, a significant downturn in demand for pearl and jewelry products could adversely affect demand for our units at Man Sang Industrial City and China Pearls and Jewellery City. A significant downturn in demand for our units would result in a material adverse effect on our business, financial condition and results of operations.

If we fail to obtain the necessary land-use rights, we will not be able to continue the development of China Pearls and Jewellery City

We entered into a master agreement with the Zhuji Shanxiahu People’s Government in January 2006 for the development of China Pearls and Jewellery City. Pursuant to this master agreement, the Zhuji Shanxiahu People’s Government has identified land which is suitable for the development of China Pearls and Jewellery City. However, the signing of the master agreement does not guarantee that we will obtain all of the land identified therein, which is transferred by public tender, auction or listing for sale. As of March 31, 2009, we had obtained the land-use rights for approximately 300,000 square meters of land for the development of China Pearls and Jewellery City, including substantially all of the land-use rights for our phase one pearl market center.

We cannot assure you that land administration authorities will grant us the remaining 900,000 square meters of land corresponding to the land identified in our master agreement for the development of the remaining phases of China Pearls and Jewellery City in a timely manner, or at all. Moreover, we cannot assure you that we will be able to obtain the land at our desired price. If we are not successful in obtaining the land-use rights for the development of the remaining phases of China Pearls and Jewellery City, we will not be able to develop China Pearls and Jewellery City as planned, which may result in a material adverse effect on our business, financial condition and results of operations.

Our results of operations may fluctuate from period to period due to variations in the proceeds received from sales of pearl market center units in China Pearls and Jewellery City

Our policy will be to maintain an optimal mix between pearl market center units for sale and pearl market center units held as investment properties at China Pearls and Jewellery City. Accordingly, our results of operations may fluctuate from period to period depending upon the proportion and gross floor area of pearl market center units that are sold or leased, as well as when construction of pearl market center units is completed. In addition, because China Pearls and Jewellery City is a large-scale, multi-phase project to be developed over the course of several years, the selling prices of pearl market center units are also subject to fluctuation, which may result in a material adverse effect on our business, financial condition and results of operations.

Our operations are subject to extensive governmental regulation, and we are susceptible to changes in policies related to the real estate market in the PRC

In order to develop and operate China Pearls and Jewellery City, we must obtain various permits, licenses, certificates and other approvals from the relevant administrative authorities at various stages of development, including land-use rights documents, planning permits, construction permits, and certificates or confirmation of completion and acceptance. Each approval is dependent on the satisfaction of certain pre-conditions. We cannot assure you that we will be able to fulfill the pre-conditions necessary to obtain required governmental approvals, or that we will be able to adapt to new laws, regulations or policies that may come into effect from time to time with respect to the real estate market in general or the particular processes with respect to the grant of approvals in China. There may also be delays on the part of relevant administrative bodies in reviewing our applications and granting approvals. If we fail to obtain, or experience material delays in obtaining, the requisite governmental approvals, the development, sale and lease of China Pearls and Jewellery City pearl market center units could be substantially disrupted, which would result in a material adverse effect on our business, financial condition and results of operations.

Demand for our units at China Pearls and Jewellery City and Man Sang Industrial City has been and may continue to be negatively affected by the recent financial market and economic crisis, which would have a material adverse effect on our business, results of operations and financial condition

The recent global financial crisis has adversely affected the United States and other world economies. Although the PRC government has adopted increasingly flexible macroeconomic policies, including an announced fiscal stimulus package, aimed at offsetting the slowdown brought about by the financial crisis, as the financial crisis has broadened and intensified, the growth of China’s economy has been negatively impacted. The financial crisis has had a negative impact on the manufacturing activities and exports by manufacturers, including manufacturers and suppliers of pearl and jewelry products, which are our principal tenants. Current and potential tenants and purchasers of our units at China Pearls and Jewellery City and current and potential tenants of our units at Man Sang Industrial City may be increasingly affected by the economic crisis and, as a result, may be unable to sustain their business operations or make agreed upon rental or purchase payments for our units, all of which could lead to a reduction in demand and profit margins and delay in rental and purchase payments. Although, as of March 31, 2009 we had not experienced any material defaults or delinquencies by tenants of China Pearls and Jewellery City or Man Sang Industrial City, we cannot assure you that we will not experience material tenant defaults or delinquencies in the future.

PRC tax authorities may challenge the basis on which we pay our land appreciation tax obligations and our results of operations and cash flows may be affected.

Under PRC laws and regulations, PRC enterprises engaging in property development are subject to land appreciation tax, or LAT, which is levied by the local tax authorities. All taxable gains from the sale or transfer of land use rights, buildings and their attached facilities in the PRC are subject to LAT at progressive rates ranging from 30% to 60%. Provisioning for LAT requires our management to use a significant amount of judgment with respect to, among other things, the anticipated total proceeds to be derived from the sale or transfer of land use rights and buildings, the total appreciation of land value and various deductions to the LAT. If the LAT provisions we make are substantially lower than the actual LAT amounts assessed by the tax authorities in the future, our results of operations and cash flows will be materially and adversely affected.

Our principal stockholders have substantial control over our Company and can affect decisions made by our stockholders

Mr. Cheng Chung Hing, Ricky and Mr. Cheng Tai Po beneficially own 3,437,501 shares of Common Stock, respectively, as of June 11, 2009. They control a majority of our total voting power (based on 6,382,582 shares of Common Stock outstanding as of June 11, 2009). In addition, they beneficially own 100,000 Series A Preferred Stock of the Company which entitles them to a fixed number of votes of 3,191,225 shares of Common Stock (subject to adjustments for stock splits, stock dividends, combinations, and occurrence of similar events). As a result, Mr. Cheng Chung Hing, Ricky and Mr. Cheng Tai Po have the requisite voting power to exert significant influence over actions which require stockholder approval and generally to direct our affairs, including the election of directors, potential acquisitions and sales or otherwise to prevent or delay changes in control of our Company that may be otherwise viewed as beneficial by shareholders other than Mr. Cheng Chung Hing, Ricky and Mr. Cheng Tai Po. In addition, Mr. Cheng Chung Hing, Ricky and Mr. Cheng Tai Po have substantial interests in other market and trade centers in the PRC, although these market and trade centers are unrelated to the pearl and jewelry industry. As a result of the above, the interests of our principal stockholders may differ with those of our other shareholders.

We rely on the experience, expertise and managerial and technical skills of our core management team

Our past success is largely attributable to the experience, expertise and managerial and technical skills of our core management team. In particular, Mr. Cheng Chung Hing, Ricky, our President, Chairman and Chief Executive Officer, and Mr. Cheng Tai Po, our Vice Chairman, each have over 25 years of experience in management and knowledge in the pearl and jewelry industry and over 10 years of experience in the property investment and development industry.

Mr. Cheng Chung Hing, Ricky and Mr. Cheng Tai Po are responsible for our overall management and the formulation of our corporate policies and business strategies. Our other executive officers and key personnel also possess substantial experience in business management and operations and in-depth industry knowledge and understanding and have made significant contributions to our business development. If one or more of the members of our core management team or our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new members of our core management team or executive officers, in particular those with the in-depth industry knowledge and experience possessed by our current team. In addition, if any of our executive join a competitor or forms a competing company, we may lose some of our customers.

The price of our Common Stock may fluctuate significantly, which may result in losses for investors

The market price for the Common Stock has been volatile and the market price for the Common Stock may continue to be volatile. For example, during the period from April 1, 2008 to March 31, 2009, the closing prices of the Common Stock as reported on the NYSE Amex (formerly known as The American Stock Exchange) ranged from a high of $8.2 per share on May 16, 2008 to a low of $1.0 per share on March 9, 2009. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include and are not necessarily limited to:

  actual or anticipated variations in operating results from guidance provided by us;

  announcements relating to strategic relationships or acquisitions;

  changes in financial estimates or other statements by securities analysts or research firms;

  changes in general economic conditions; and

  changes in the economic performance and/or market valuations of other competitors.

Because of this volatility, we may fail to meet the expectations of our stockholders or of securities analysts in the future, and our stock price could decline as a result.

A lack of effective internal control over financial reporting could result in an inability to accurately report our financial results, which could lead to a loss of investor confidence in our financial reports and have an adverse effect on our stock price

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered deficiencies in our internal controls and, based on our evaluation of the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this report, we identified a material weakness in our internal control over financial reporting as of March 31, 2009. For a description of this material weakness, see “Item 9A – Controls and Procedures – Management’s Report on Internal Control over Financial Reporting.” In addition, we may in the future discover deficiencies in our internal controls. Evaluations of the effectiveness of our internal controls in the future may lead our management to determine that internal control over financial reporting is no longer effective. Such conclusions may result from our failure to implement controls for changes in our business, or deterioration in the degree of compliance with our policies or procedures.

A failure to maintain effective internal control over financial reporting, including a failure to implement effective new controls to address changes in our business could result in a material misstatement of our consolidated financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Risks Relating to the PRC and Hong Kong

Previous macroeconomic measures taken by the PRC government could have adverse economic consequences, and recent fiscal stimulus measures may not offset the decline in the rate of economic growth in the PRC

A portion of our assets are located in China and Hong Kong and a portion of our revenue is sourced from China and Hong Kong. Accordingly, our results of operations, financial condition and prospects are to a significant degree subject to economic, political and legal developments in China and Hong Kong. Previous macroeconomic measures taken by the PRC government to manage economic growth could have adverse economic consequences, and recent fiscal stimulus measures may not be successful in offsetting a decline in the rate of economic growth in the PRC.

In previous years, the PRC government has periodically taken measures to slow economic growth to a more manageable level in response to concerns about China’s historical high growth rate in industrial production, bank credit, fixed investment and money supply. These measures have included macroeconomic measures to control perceived overinvestment in the real property market. More recently, along with a decline in economic growth worldwide, the rate of growth of the PRC economy has slowed down. In response to the global economic downturn, and a resulting slowdown in the PRC economy, the PRC government has adopted increasingly flexible macroeconomic policies, including an announced fiscal stimulus package, aimed at offsetting the slowdown brought about by the financial crisis.

These policies include measures specifically designed to encourage development of the domestic real property market, which represents a reversal on policies implemented since 2003 designed to tighten control on the real property market. However, we cannot assure you that the PRC government’s fiscal stimulus package will be successful in offsetting the slowdown brought by the economic downturn and deterioration in the global credit markets, or that restrictive measures already in place will not adversely affect our business.

Introduction of new laws or changes to existing laws by the PRC government may adversely affect our business

Our business and operations in the PRC are governed by the PRC legal system. The PRC legal system is a codified system with written laws, regulations, circulars, administrative directives and internal guidelines. The PRC government is still in the process of developing its legal system. As the PRC economy has traditionally developed at a faster pace than its legal system, a certain degree of uncertainty exists in connection with whether and how existing laws and regulations will apply to certain events or circumstances. Some of the laws and regulations, and the interpretation, implementation and enforcement thereof, are still at an experimental stage and are therefore subject to policy changes.

Further, precedents on the interpretation, implementation and enforcement of the PRC laws and regulations are limited, and court decisions in the PRC do not have any binding effect on lower courts. Accordingly, the outcome of dispute resolution may not be as consistent or predictable as in other more developed jurisdictions and it may be difficult to obtain swift and equitable enforcement of the laws in the PRC, or to obtain enforcement of a judgment by a court or another jurisdiction.

Adverse changes in political and economic policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could reduce the demand for our products and materially and adversely affect our competitive position

Our real estate operations are conducted in the PRC and some of our sales are made in China. Accordingly, our business, financial condition, results of operations and prospects are affected by economic, political and legal developments in the PRC. The Chinese economy differs from the economies of most developed countries in many respects, including:

  the amount of government involvement;

  the level of development;

  the growth rate;

  the control of foreign exchange; and

  the allocation of resources.

While the Chinese economy has grown significantly in the past 20 years, the growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the PRC government. The PRC government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

Fluctuation in the value of the Renminbi may have a material adverse effect on your investment

The change in value of the Renminbi against the U.S. dollar, Euro and other currencies is affected by, among other things, changes in China’s political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. On May 18, 2007, China’s central bank announced that it would allow Renminbi to fluctuate more during each day’s foreign exchange rate trading. These changes in policy have resulted in an approximately 17.5% appreciation of Renminbi against the U.S. dollar between July 21, 2005 and March 23, 2009. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar. As a portion of our costs and expenses is denominated in Renminbi, the revaluation in July 2005 and potential future adjustment or revaluation have increased and could further increase our costs in U.S. dollar terms. In addition, as we rely partially on dividends paid to us by certain of our subsidiaries in the PRC, any significant adjustment or revaluation of the Renminbi may have a material adverse effect on our revenues and financial condition, and the value of, and any dividends payable on, our ordinary shares. For example, to the extent that we need to convert U.S. dollars we receive from our overseas sales into Renminbi for our operations in the PRC, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively

Certain portions of our revenues and expenses are denominated in Renminbi. If our revenues denominated in Renminbi increase or expenses denominated in Renminbi decrease in the future, we may need to convert a portion of our revenues into other currencies to meet our foreign currency obligations, including, among others, payment of dividends declared, if any, in respect of our Common Stock. Under China’s existing foreign exchange regulations, our PRC subsidiaries are able to pay dividends in foreign currencies without prior approval from the State Administration of Foreign Exchange by complying with certain procedural requirements. However, the PRC Government could take further measures in the future to restrict access to foreign currencies for current account transactions.

Foreign exchange transactions by our PRC subsidiaries under capital accounts continue to be subject to significant foreign exchange controls and require the approval of, or registration with PRC Government authorities. In particular, if our PRC subsidiaries borrow foreign currency loans from us or other foreign lenders, these loans must be registered with the State Administration of Foreign Exchange, and if we finance our PRC subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities including the Ministry of Commerce or its local counterparts. These limitations could affect the ability of our PRC subsidiaries to obtain foreign exchange through debt or equity financing.

We are a holding company and rely on dividends paid by our subsidiaries for our funding requirements

We conduct all of our operations through our operating subsidiaries. Most of our assets are held by, and substantially all of our earnings and cash flows are attributable to our operating subsidiaries. The ability of our operating subsidiaries to pay dividends depends on business considerations and regulatory restrictions, including cash flow, articles of association of these companies and shareholders’ agreements to which they are parties. We cannot assure you that our operating subsidiaries will generate sufficient earnings and cash flows to pay dividends or otherwise distribute sufficient funds to enable us to declare dividends. In addition, the ability of our subsidiaries in the PRC to pay dividends to their shareholders is subject to the requirements of PRC law. PRC regulations permit payment of dividends out of accumulated profits as determined in accordance with PRC accounting standards and regulations. Dividends may not be paid until cumulative prior years’ losses are made up. As a result, if our subsidiaries in the PRC incur losses, such losses may impair their ability to pay dividends or other distributions to us, which would restrict our ability to distribute dividends and to service our indebtedness. Our PRC subsidiaries are required to make monthly contributions to the social security plan maintained for their employees, consisting of pension benefits, personal injury insurance and medical and unemployment benefits. In addition, each of our PRC subsidiaries is also required to set aside at least 10% of its after-tax profits based on PRC accounting standards each year to its statutory surplus reserve fund until the cumulative amount of such fund reaches 50% of its registered capital.

Any future outbreak of Severe Acute Respiratory Syndrome, avian influenza or any other epidemic may adversely affect our operational results

In the first half of 2003, certain regions of Asia, including China, encountered an outbreak of Severe Acute Respiratory Syndrome, or SARS, a highly contagious form of atypical pneumonia. There have also been media reports regarding the spread of the H5N1 virus, or avian influenza, among birds and in particular poultry, as well as some isolated cases in countries outside Hong Kong and China of transmission of the virus to humans. Further, the World Health Organization in April 2009 raised its pandemic alert level in response to an outbreak of influenza A caused by the H1N1 virus that originated in Mexico, which resulted in a number of confirmed cases worldwide. If an outbreak of SARS, avian influenza, influenza A H1N1 or any other epidemic occurs in the future and any of our employees or customers are suspected of having contracted SARS, avian influenza or any other epidemic, we may be required to quarantine certain employees suspected of infection, as well as others that have come into contact with these employees. Furthermore, such an outbreak would likely restrict the level of economic activity in affected areas, which would also adversely affect our business operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Hong Kong

Headquarters. Our headquarters are located at Suites 2208-14, 22nd Floor, Sun Life Tower, The Gateway, 15 Canton Road, Tsimshatsui, Kowloon, Hong Kong, which we rented under a tenancy agreement for a term of three years commencing from March 17, 2008. The property has a gross floor area of approximately 19,900 square feet.

Our headquarters was formerly located at 21st Floor and 19th Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong. We vacated these offices in May 2008. We did not renew the tenancy agreement for the property of 21st Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong. We changed the holding purpose for 19th Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong to rental property. As of March 31, 2009, the property remained vacant. The property at 19th Floor, Railway Plaza, 39 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong has been pledged as collateral for bank credit facilities since February 2001.

Property for lease. We own the property at Room 407, Wing Tuck Commercial Centre, 177 - 183 Wing Lok Street, Sheung Wan, Hong Kong, which we operate as a property for lease. The gross floor area of the premises is approximately 957 square feet. This property is currently vacant.

Residential facilities. We own a residential flat with a gross floor area of approximately 2,838 square feet on 20th Floor, The Mayfair, 1 May Road, Hong Kong, which we use as our Chairman’s residence since February 6, 2002.

In November 2008, we sold two residential flats with a combined gross floor area of approximately 1,784 square feet on Flat C and Flat D on 15th Floor, Windsor Mansion, 29-31 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong for a sales price of HK$5.2 million.

In March 2009, we sold a residential flat with a gross floor area of approximately 1,063 square feet on the 33rd Floor, and a parking space at No. 3 on L3 Floor, of Valverde, 11 May Road, Hong Kong for a sales price of HK$14.0 million. As these properties were pledged as collateral for bank credit facilities, after the sale of these properties, the corresponding collateral for the bank credit facilities was substituted by a restricted cash deposit of HK$17.0 million.

People’s Republic of China

Manufacturing facilities. We own the land use rights to the site of Man Sang Industrial City for a term of 50 years from September 1, 1991 to September 1, 2041. As of March 31, 2009, Man Sang Industrial City consisted of 27 completed buildings covering a total gross floor area of approximately 813,000 square feet. As of March 31, 2009, we used most of the units in seven buildings covering a gross floor area of approximately 213,000 square feet, and representing approximately 26.2% of the total gross floor area of Man Sang Industrial City, for pearl processing, manufacturing, pearl and jewelry assembly, administration and staff accommodation.

Properties for lease. We have leased units in 20 buildings of Man Sang Industrial City, covering a gross floor area of approximately 600,000 square feet and representing approximately 72% of the total gross floor area of Man Sang Industrial City, to independent third parties and industrial users not connected with us.

In addition, we held the grand opening of the phase one China Pearls and Jewellery City market center on April 18, 2008. As of March 31, 2009, we had leased shop and booth units covering a gross floor area of approximately 14,319 square meters and representing approximately 18.0% of the total leasable gross floor area of the project (78,926 square meters). Tenants of China Pearls and Jewellery City are primarily pearl, jewelry and jewelry-related product traders from domestic and foreign countries.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended March 31, 2009.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock has been listed on the NYSE Amex under the symbol “MHJ” since August 8, 2005. Our Common Stock was previously reported on the Over-The-Counter (OTC) Electronic Bulletin Board from 1987 to 2006 under the symbol “MSHI.OB.”

The following table sets forth, for the periods indicated, the high and low sales prices for our Common Stock on the NYSE Amex.

Period	Over the quarter		On the last day of the quarter
	High	Low	High	Low
	$	$	$	$
2009
First Quarter (April – June, 2008)	8.18	6.26	6.90	6.17
Second Quarter (July – September, 2008)	6.50	2.82	3.49	2.80
Third Quarter (October – December, 2008)	3.45	1.18	1.46	1.43
Fourth Quarter (January – March, 2009)	1.84	0.98	1.92	1.68

2008
First Quarter (April – June, 2007)	9.34	5.62	8.88	8.38
Second Quarter (July – September, 2007)	15.95	6.92	12.91	12.05
Third Quarter (October – December, 2007)	16.46	8.06	9.83	8.80
Fourth Quarter (January – March, 2008)	9.00	5.30	6.90	5.90

Holders

The number of record holders of our Common Stock as of March 31, 2009 was approximately 166. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

Dividends

On June 28, 2007, we returned capital in the amount of $1,595,642 ($0.25 per share (in US dollars) of Common Stock) to our stockholders of record on July 24, 2007. We did not pay cash dividends in fiscal years 2008 and 2009.

We are a holding company that must rely principally on dividends, loans or advances paid by our subsidiaries incorporated in the PRC for our cash requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, service any debt we may incur and pay our operating expenses. PRC law restricts the ability of our subsidiaries incorporated in the PRC to transfer funds to us in the form of cash dividends, loans or advances. For a description of these restrictions, see “Item 1A – Risk Factors – Risks Relating to the PRC and Hong Kong – We are a holding company and rely on dividends paid by our subsidiaries for our funding requirements.”

Furthermore, under regulations of the State Administration of Foreign Exchange, the Renminbi is not convertible into foreign currencies for capital account items, such as loans, repatriation of investments and investments outside of China, unless the prior approval of the State Administration of Foreign Exchange is obtained and prior registration with the State Administration of Foreign Exchange is made. For a description of these regulations, see “Item 1A – Risk Factors – Risks Relating to the PRC and Hong Kong – Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.”

We do not expect any of such restrictions to have a material impact on our ability to meet our cash obligations.

Common Stock

The company has 6,382,582 shares of Common Stock authorized at $0.01 par value per share, all of which were issued and outstanding as of March 31, 2009 and 2008, respectively.

Preferred Stock

The company has 100,000 shares of Preferred Stock with a liquidation value of $25 per share (in US dollars), all of which were issued and outstanding as of March 31, 2009 and 2008.

Unregistered Sales of Equity Securities

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

Equity Compensation Plan Information

The following table sets forth, as of March 31, 2009 (1) the number of securities to be issued upon exercise of outstanding options, warrants and rights, (2) the weighted average exercise price of such outstanding options, warrants and rights, and (3) the number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (1)), under (a) equity compensation plans that have been approved by security holders and (b) equity compensation plans that have not been approved by security holders of the Company.

Number of securities
remaining available
for future issuance
	Number of securities	Weighted-average	under equity
	to be issued upon	exercise price of	compensation plans
	exercise of	outstanding	(excluding securities
	outstanding options,	options, warrants	reflected in the first
Plan Category	warrants and rights	and rights	column)
Equity compensation plans
approved by security holders(1)	—	—	1,500,000
Equity compensation plans not
approved by security holders(2)	39,000,000	HK$0.281	122,474,021
____________________

(1)	Shares indicated are those issuable under the Company’s share option scheme adopted by shareholders on August 1, 2007.

(2)

Shares indicated are those issuable under MSIL’s share option scheme adopted by its shareholders on August 2, 2002 (the “Share Option Scheme”). Shareholders of MSIL approved the renewal of the Share Option Scheme at the annual general meeting on August 1, 2008. The Share Option Scheme is administered by MSIL’s board of directors, whose decisions are final and binding on all parties. The Compensation Committee of the Company performs a monitoring function in relation to the administration of the Share Option Scheme.

Under the Share Option Scheme, the MSIL Board of Directors may grant options to an employee, officer, agent or consultant of MSIL or any of its subsidiaries, including any executive or non-executive director of MSIL or any of its subsidiaries, who satisfy certain criteria set out in the Share Option Scheme. The per share exercise price must be at least the highest of (i) the closing price of MSIL shares as stated in The Stock Exchange of Hong Kong Limited’s daily quotations sheets on the date of grant (which must be a “Business Day,” defined as a day on which The Stock Exchange of Hong Kong Limited is open for the business of dealing in securities); (ii) the average closing price of MSIL shares as stated in The Stock Exchange of Hong Kong Limited’s daily quotations sheets for the five business days immediately preceding the date of grant, and (iii) the nominal value of an MSIL share.

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

On May 2, 2006, MSIL granted a total of 48,000,000 share options to purchase shares of MSIL, including (a) 1,000,000 share options to Mr. Cheng Chung Hing, Ricky, Chairman of the Board, President and Chief Executive Officer of the Company, (b) 1,000,000 share options to Mr. Cheng Tai Po, Vice Chairman of the Company, (c) 10,000,000 share options to Ms. Yan Sau Man, Amy, Sales Director of MSIL, (d) 10,000,000 share options to Mr. Hung Kwok Wing, Sonny, Assistant to the Chairman and Director, and (e) 16,000,000 share options to other employees. The exercise price of each share option is $0.0324 (HK$0.253), which is determined by the arithmetic average of the closing price of MSIL shares for each of the five trading days immediately prior to and including May 2, 2006.

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

Performance Graph

The following graph shows a five-year comparison of cumulative total stockholder returns, calculated on a dividend reinvested basis for the Common Stock of the Company, Lazare Kaplan International Inc. (“LKI”), a peer issuer selected by the Company, and the AMEX Composite Index. The graph assumes that $100 was invested in the Common Stock of each of the Company and LKI, and in the AMEX Composite Index, on March 31, 2004.

The comparisons in this graph are required by the SEC and are not intended to forecast or be indicative of future stock price performance or the financial performance of the Company. Stockholders are encouraged to review the Financial Statements of the Company contained in this Form 10-K.

	3/31/04	3/31/05	3/31/06	3/31/07	3/31/08	3/31/09
The Company's Common Stock	100.00	187.76	181.87	188.13	206.88	57.50
LKI's Common Stock	100.00	146.46	100.12	103.72	103.34	13.48
AMEX Composite Index	100.00	116.15	154.04	173.05	177.58	108.16

On August 8, 2005, we listed our shares on the NYSE Amex, and as a result we do not have a history of share price performance for the prior years on the NYSE Amex. Accordingly, we continue to use LKI as a peer issuer for comparison as LKI is engaged primarily in the design, assembly, merchandising and wholesale distribution of jewelry. In addition, we have incorporated the AMEX Composite Index for comparison purposes.

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

	Fiscal Year ended March 31,
	2009	2008	2007	2006	2005
	(HK$ in thousands, except percentages and per share data)
Income Statement Data:
Total Net sales	333,138	633,691	398,279	378,297	412,262
Cost of sales	(218,030)	(352,195)	(285,580)	(272,443)	(295,014)
Gross profit	115,108	281,496	112,699	105,854	117,248
Rental income – gross	26,596	6,802	4,225	3,362	4,646
Expenses from rentals	(25,097)	(5,956)	(5,888)	(6,802)	(11,027)
	1,499	846	(1,663)	(3,440)	(6,381)
SG&A expenses	(148,905)	(118,430)	(84,134)	(70,411)	(81,862)
Operating (loss) income	(32,298)	163,912	26,902	32,003	29,005
Equity in loss of an affiliate	(54)	(7)	—	—	—
Interest expenses	—	—	—	—	(100)
Realized (loss) gain on sales of
marketable securities	—	2,257	4,769	706	—
Interest income	10,043	17,872	9,394	7,140	1,067
Gain on sale of a real estate
investment	854	10,485	—	—	34,248
Other income	4,724	1,436	24,212	1,606	1,617
Other than temporary decline in fair
value of marketable securities	(5,148)	—	—	—	—
(Loss) Income before income taxes and
minority interest(1)	(21,879)	195,955	65,277	41,455	65,837
Income tax benefit expense	3,132	(75,267)	(6,776)	(4,095)	(6,129)
Minority interests	7,694	(80,753)	(30,536)	(19,748)	(32,792)
Net (loss) income	(11,053)	39,935	27,965	17,612	26,916

Basic (loss) earnings per common share	(1.71)	6.16	4.31	2.90	4.80
Diluted (loss) earnings per common
share	(1.71)	5.94	4.23	2.74	4.24

Weighted average number of shares of
common stock outstanding:
- Basic	6,382,582	6,382,582	6,382,582	5,980,870	5,509,847
- Diluted	6,382,582	6,382,582	6,382,582	6,323,848	6,231,653

Weighted average number of shares of
preferred stock outstanding:
- Basic	100,000	100,000	100,000	100,000	100,000
- Diluted	100,000	100,000	100,000	100,000	100,000
Dividend per common share	—	—	—	—	—
Dividend per preferred share	—	—	—	—	—

	As of March 31,
	2009	2008	2007	2006	2005
	(HK$ in thousands, except percentages and per share data)
Balance Sheet Data:
Non-current assets	762,056	705,367	252,491	167,847	166,463
Current assets	953,573	1,076,270	426,618	440,928	392,778
Total assets	1,715,629	1,781,637	679,109	608,775	559,241
Total current liabilities
(including current portion of long term debt	(603,963)	(567,402)	(42,600)	(35,859)	(35,750)
Long-term debt	(101,700)	(166,500)	—	—	—
Other liabilities (including minority
interest)	(605,016)	(631,758)	(316,150)	(282,020)	(258,775)
Total liabilities	(1,310,679)	(1,365,660)	(358,750)	(317,879)	(294,525)
Shareholders equity	(404,950)	(415,977)	(320,359)	(290,896)	(264,716)

No dividend was paid in fiscal years 2005 through 2009.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Form 10-K, particularly those discussed under “Cautionary Statement for Purposes of Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995” and “Item 1A – Risk Factors.”

Unless otherwise specified, references to notes to the audited consolidated financial statements are to the notes to our audited consolidated financial statements as of March 31, 2009 and for the years ended March 31, 2009, 2008 and 2007.

Overview

The Group had two main business segments during the year ended March 31, 2009.

Our first business segment is engaged in the purchase, processing, assembling, merchandising and wholesale distribution of pearls and jewelry products (“Pearl Operations”). We are one of the world’s largest purchasers and processors of saltwater cultured and freshwater cultured pearls.

Our second business segment, which we commenced in April 2007, is engaged in real estate development and real estate leasing (“Real Estate Operations”). We operate real estate for lease and sale in Hong Kong and the PRC, including (1) an industrial complex located in the Shenzhen Special Economic Zone, PRC (“Man Sang Industrial City”), (2) China Pearl and Jewellery City, a market center with various supporting facilities, including manufacturing, processing, exhibition, hotel and residential facilities, among others, located in Shanxiahu, Zhuji, Zhejiang Province, PRC and (3) commercial and residential properties in Hong Kong (“Hong Kong Properties”). As of March 31, 2009, the occupancy rate, representing the percentage of leasable gross floor area leased, of Man Sang Industrial City and China Pearls and Jewellery City was approximately 72% and 18%, respectively. All Hong Kong properties for lease were vacant as of March 31, 2009.

Net sales for fiscal year 2009 decreased by HK$300.6 million, or 47.4%, from HK$633.7 million for fiscal year 2008, consisting of HK$405.4 million attributable to our Pearl Operation and HK$228.3 million attributable to our Real Estate Operations, to HK$333.1 million for fiscal year 2009, consisting of HK$316.7 million attributable to our Pearl Operations and HK$16.4 million attributable to our Real Estate Operations.

Gross profit decreased by HK$166.4 million, or 59.1%, from HK$281.5 million for fiscal year 2008, consisting of HK$124.5 million attributable to our Pearl Operations and HK$157.0 million attributable to our Real Estate Operations, to HK$115.1 million for fiscal year 2009, consisting of HK$102.8 million attributable to our Pearl Operations and HK$12.3 million attributable to our Real Estate Operations.

We incurred net loss of HK$11.1 million for fiscal year 2009, as compared to net income of HK$39.9 million for fiscal year 2008.

Pearl Operations

Economic conditions have recently deteriorated significantly in many countries and regions, including the markets in which we conduct our pearl operations, and may remain depressed for the foreseeable future. If unfavorable economic conditions continue to challenge the consumer environment, our business, results of operations, financial condition and cash flows could be adversely affected. Our pearl operations in Europe have exhibited a relatively strong performance during the fiscal year ended March 31, 2009. However, we do not expect to maintain these performance levels in the short-term due to the recent deterioration of economic conditions. As a result, we are in the process of adopting more conservative policies, including shortening the credit terms we provide to our customers and closely monitoring our customer’s payment history, to ensure that we maintain adequate liquidity to fund our operations. Our pearl operations are geographically diverse and we believe we are well-positioned to react to deteriorating global market conditions.

Real Estate Operations

Conditions in the PRC real estate market have deteriorated significantly. The deterioration was largely due to macroeconomic policies and austerity measures implemented by the PRC government with respect to the PRC real estate market, as well as a material downturn in the global financial market, which has resulted in tightened monetary policy in the PRC and worldwide.

As the economic crisis deepened in the United States and Europe, the PRC government launched and announced various financial stimulus plans to limit the impact on the domestic economy. These plans include: elimination of barriers to access credit for businesses; support for small and medium-sized enterprises; the promotion of additional lending by China’s three policy banks (China Development Bank, China Export and Import Bank and China Agricultural Development Bank); reductions in housing down payment requirements and cuts in mortgage rates to promote the residential property market; and exemptions on real estate sales tax to certain homeowners. We believe that the property industry as a whole will benefit from such plans.

Our management remains optimistic about the medium- and long-term development of the property market in China. While we recognize that an unbalanced supply-demand relationship may persist in the property market, we believe that demand in the property market is driven by several long term trends in the PRC, such as increasing incomes, a growing population, a growing middle class, continued urbanization and a desire for improved living conditions. We believe that challenges to the property market in China are cyclical in nature and that such challenges can be met with sound management and appropriate business and marketing strategies. We have attempted to meet these challenges with a continued emphasis on enhancing operating efficiency, improving the quality of our products and strictly controlling the development costs associated with China Pearls and Jewellery City.

Future Trends

The PRC economy continued its growth in 2008, continuing a pattern of double-digit or near double-digit growth in gross domestic product, or GDP, over the past five years. According to the National Bureau of Statistics of China, the growth of the PRC’s gross domestic product (“GDP”) decreased by 4%, from 13% in 2007 to 9% in 2008. The growth of the PRC’s GDP decreased further, to 6.1%, for the first quarter of 2009, as, among other factors, the spreading financial crisis lowered foreign demand for Chinese goods. The financial crisis, if it continues, may further slow future economic growth in the PRC.

Recent disruptions in global financial markets and banking systems due to the financial crisis have also made credit and capital markets more difficult for companies to access. Continuing volatility in the credit and capital markets could potentially impair our and our customers’ ability to access these markets and increase associated costs. In addition, the recent turmoil in the financial markets may have an adverse effect on customer spending patterns. A recessionary economic cycle, higher levels of unemployment, higher consumer debt levels, or other economic factors could adversely affect consumer demand for the products we sell and properties we sell and lease, which could adversely affect our results of operations.

We believe that the majority of markets where we operate will be negatively affected by the financial crisis through the first half of fiscal year 2010. We will continue to monitor the effects of the financial crisis in the markets where we operate and to adopt the appropriate business and financial management policies to ensure that we are able to further develop our market share in our core markets.

According to the National Bureau of Statistics of China, China’s overall national inflation rate, as represented by the general consumer price index, was approximately 5.9% and 4.8% in 2008 and 2007, respectively. However, the latest inflation rate announced in March 2009 for the first quarter of 2009, as compared to the same period of 2008, was negative 0.6%. A period of prolonged deflationary pressures could have a negative effect on our net sales, the price of our goods and the gross profit margin of our products, which could adversely affect our results of operations.

State Council Fiscal Stimulus Measures

In response to the current global economic downturn and corresponding decline in the rate of growth of the PRC economy, the PRC Government has adopted increasingly flexible macroeconomic policies, including an announced fiscal stimulus package, aimed at offsetting the slowdown brought on by the global economic downturn and deterioration in the global credit markets. These policies include measures specifically designed to encourage development of the domestic property market. This represents a reversal of policies implemented since 2003 which were designed to control perceived overinvestment in the real property market.

Beginning in November 2008, the State Council has announced a series of measures to stimulate the economy. These include the following:

  On November 9, 2008, the State Council announced a RMB4 trillion (US$584 billion) economic stimulus plan, RMB120 billion (US$17.5 billion) of which was to be spent by year-end.

  On November 10, 2008, the State Council announced a value-added tax reform, shifting the basis from production to consumption, and effectively reducing the value-added tax rates, effective January 1, 2009.

  On November 26, 2008, the State Council announced six policies for economic stimulus, including plans to support the rail, auto, shipbuilding, logistics, petrochemical, light industry, textile, nonferrous metals, equipment manufacturing, and electronics and information technology industries.

  On December 3, 2008, the State Council announced an additional RMB100 billion (US$14.6 billion) of lending by PRC policy banks prior to year-end.

  On December 13, 2008, the State Council announced 30 measures to support the financial industry, including raising China’s total money supply by 17% in 2009.

  On December 21, 2008, the State Council announced an exemption on real estate sales taxes to homeowners selling homes after an ownership period of two years, lowered from a previous minimum of five years.

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

The following critical accounting policies rely upon assumptions and estimates that were used in the preparation of the Company’s consolidated financial statements:

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts based on estimates of the credit-worthiness of our customers and probable losses inherent in the account receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available sources of information. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances might be required. If the troubled accounts are collected or there is evidence that indicates the conditions leading to an impairment of their ability to make payments no longer exists, a change of allowance for doubtful accounts is recognized in the income statement between the periods in which the collections occur.

Inventories write-downs

We write down the amount by which the cost of inventories (determined by the weighted average method) exceeds their estimated market values based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Goodwill impairment policy

We review the carrying amount of our recorded goodwill annually or in interim periods if circumstances indicate a potential impairment. The impairment review is performed at the reporting unit level, which is one level below an operating segment. The goodwill impairment test is a two-step process and requires management to make certain judgments in determining what assumptions to use in the calculation. The first step in the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts. Management then compares its estimate of the fair value of the reporting unit with the reporting unit’s carrying amount, which includes goodwill. If the estimated fair value is less than the carrying amount, an additional step is performed that compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. The determination of a reporting unit’s implied fair value of the goodwill requires management to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the implied fair value of the goodwill. To the extent that the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recorded in the period of identification.

Long-lived assets

We periodically evaluates the carrying value of long-lived assets to be held and used, including real estate investment, whenever events and circumstances indicate that the carrying value of the asset may no longer be recoverable. An impairment loss, measured based on the fair value of the asset, is recognized if expected future undiscounted cash flows are less than the carrying amount of the assets.

Real estate investment

Leasehold land and buildings held for investment are stated at cost. Costs include the costs of the purchase of the land and construction costs, including finance costs incurred during the construction period. Depreciation of land and buildings is computed using the straight-line method over the term of the underlying lease of the land on which the buildings are located up to a maximum of 50 years.

Completed properties held for sale

Completed properties held for sale are inventories of real estate held for sale. Completed properties held for sale are stated at the lower of cost or market value.

Revenue recognition

We recognize revenue at the time products are shipped to customers and collectability for sales is reasonably assured. We recognize gains on sales of real estate pursuant to the provisions of Statement of Financial Accounting Standards, or SFAS, No. 66 “Accounting for Sales of Real Estate.” The specific timing of a sale is measured against various criteria in SFAS No. 66 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. Profit on real estate sales transactions are not recognized by the full accrual method until all of the following criteria are met: (1) a sale is consummated; (2) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; (3) the seller’s receivable is not subject to future subordination and (4) the seller has transferred to the buyer the usual risks and rewards of ownership in a transaction that is in substance a sale and does not have a substantial continuing involvement with the property. If the sales criteria are not met, we defer gain recognition and accounts for the continued operations of the property by applying the deposit, finance, installment or cost recovery methods, as appropriate. Property rental income is recognized on a straight-line basis over the term of the lease, and is stated at the gross amount.

Sales with leaseback transactions

During the year ended March 31, 2008, we sold a total of 209 properties from phase one of China Pearls and Jewellery City to independent third parties. Net proceeds from these sales were HK$228.2 million. Concurrent with these sales, we entered into an arrangement to lease the properties back from the independent third parties over lease terms of three to five years. We accounted for these leases as operating leases. No gain on the sales of the properties was deferred as the transactions met the criteria for a minor leaseback in accordance with SFAS No. 28 “Accounting for Sales with Leasebacks.”

Non-consolidated investments

An adverse change in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments (which we determine by referring to the operating results of, and the return generated from, such investments), thereby possibly requiring an impairment charge.

Marketable securities

We classify its marketable securities as available-for-sale and carries them at market value with a corresponding recognition of net unrealized holding gain or loss (net of tax) as a separate component of stockholders’ equity until realized.

We review its marketable securities impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the statement of operations and reduces net income (loss) for the applicable accounting period. In evaluating the impairment of marketable securities, we classified such impairment as temporary. If our assessment of the fair value in future periods is other than temporary, we will record an impairment charge through its statement of operations.

Allowances for deferred income tax assets

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

Recent Accounting Pronouncements

In January 2009, the FASB issued FSP No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No.99-20” (FSP No. EITF 99-20-1). This FSP provides additional guidance with respect to how entities determine whether an “other-than-temporary impairment” (OTTI) exists for certain beneficial interests in a securitized transaction, such as asset-backed securities and mortgage-backed securities, that (1) do not have a high quality rating or (2) can be contractually prepaid or otherwise settled such that the holder would not recover substantially all of its investment. FSP No. EITF 99-20-1 amended EITF Issue No. 99-20 to more closely align its OTTI guidance with that of SFAS No. 115, “Accounting for Certain Investment in Debt and Equity Securities.” This FSP had no material impact on such classifications.

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

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 provides examples to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance and did not have a material impact on the Company’s consolidated financial statements

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This new standard requires that non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact that FSP EITF 03-6-1 will have on its consolidated financial statements and results of operations for the share-based payment programs currently in place.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which is intended to improve financial reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect adoption of SFAS No. 162 to have a material impact on its consolidated financial statements.

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

Results of Operations

The following discussion of our results of operations is based on the financial information derived from our consolidated financial statements prepared in accordance with U.S. GAAP. In the following discussion, references to increases or decreases in any year are made by comparison with the corresponding prior year, as applicable, except as indicated otherwise by the context.

The following table sets forth for the fiscal years indicated certain items from the Consolidated Statement of Income and Loss, and these items as a percentage of net sales:

	Year Ended March 31,
	2009		2008		2007
	(HK$ in thousands, except for percentages)
Net sales	HK$333,138	100.0%	HK$633,691	100.0%	HK$398,279	100.0%
Cost of sales	(218,030)	(65.5)	(352,195)	(55.6)	(285,580)	(71.7)
Gross profit	115,108	34.5	281,496	44.4	112,699	28.3

Rental income, gross	26,596	8.0	6,802	1.1	4,225	1.1
Expenses from rentals	(25,097)	(7.5)	(5,956)	(0.9)	(5,888)	(1.5)
	1,499	0.5	846	0.2	(1,663)	(0.4)
Selling, general and
administrative expenses	(148,905)	(44.7)	(118,430)	(18.7)	(84,134)	(21.1)
Operating (loss) income	(32,298)	(9.7)	163,912	25.9	26,902	6.8

Interest income	10,043	3.0	17,872	2.8	9,394	2.3
Non-operating income	376	0.1	14,171	2.2	28,981	7.3
(Loss) Income before
income taxes and minority
interests	(21,879)	(6.6)	195,955	30.9	65,277	16.4
Income tax expenses	3,132	1.0	(75,267)	(11.9)	(6,776)	(1.7)
Net (loss) income before
minority interests	(18,747)	(5.6)	120,688	19.0	58,501	14.7
Minority interests	7,694	2.3	(80,753)	(12.7)	(30,536)	(7.7)
Net (loss) income	HK$(11,053)	(3.3)%	HK$39,935	6.3%	HK$27,965	7.0%

Segment Information

The following table sets forth a breakdown of revenues, depreciation and amortization, operating income, capital expenditures and assets by our reportable segments for the periods indicated.

	Fiscal Year ended March 31,
	2009	2008	2007
	(HK$ in thousands)
Revenues from external customers
Pearls	HK$316,703	HK$405,444	HK$398,279
Real estate	43,031	235,049	4,225
	359,734	640,493	402,504

Depreciation and amortization
Pearls	6,952	6,440	5,820
Real estate	12,793	4,211	1,561
Corporate assets	888	918	918
	20,633	11,569	8,299

Operating (loss) income
Pearls	(2,349)	39,824	28,565
Real estate	(29,949)	124,088	(1,663)
	(32,298)	163,912	26,902

Capital expenditures
Pearls	8,531	6,881	8,929
Real estate	76,866	466,147	-
	85,397	473,028	8,929

Segment assets
Pearls	643,357	648,480	572,467
Real estate	1,020,942	1,090,346	60,979
Corporate assets	51,330	42,811	45,664
	HK$1,715,629	HK$1,781,637	HK$679,110

Year Ended March 31, 2009 Compared to Year Ended March 31, 2008

Net Sales and Gross Profit

Net sales for fiscal year 2009 decreased by HK$300.6 million, or 47.4%, from HK$633.7 million for fiscal year 2008, consisting of HK$405.4 million attributable to our Pearl Operation and HK$228.3 million attributable to our Real Estate Operations, to HK$333.1 million for fiscal year 2009, consisting of HK$316.7 million attributable to our Pearl Operations and HK$16.4 million attributable to our Real Estate Operations.

Gross profit decreased by HK$166.4 million, or 59.1%, from HK$281.5 million for fiscal year 2008, consisting of HK$124.5 million attributable to our Pearl Operations and HK$157.0 million attributable to our Real Estate Operations, to HK$115.1 million for fiscal year 2009, consisting of HK$102.8 million attributable to our Pearl Operations and HK$12.3 million attributable to our Real Estate Operations.

Net sales for our Pearl Operations and Real Estate Operations accounted for approximately 95.1% and 4.9%, respectively, of our total net sales in fiscal year 2009, as compared to 64.0% and 36.0%, respectively, in fiscal year 2008.

Pearl Operations

Net sales attributable to our Pearl Operations decreased by HK$88.7 million, or 21.9%, from HK$405.4 million for fiscal year 2008 to HK$316.7 million for fiscal year 2009. Net sales of assembled jewelry decreased by HK$20.9 million, or 9.2%, from HK$226.2 million for fiscal year 2008 to HK$205.3 million for fiscal year 2009. Net sales of South Sea pearls decreased by HK$55.8 million, or 37.3%, from HK$149.5 million for fiscal year 2008 to HK$93.7 million for fiscal year 2009. Net sales of freshwater pearls decreased by HK$10.2 million, or 42.1%, from HK$24.2 million for fiscal year 2008 to HK$14.0 million for fiscal year 2009. Decreases in net sales attributable to our Pearl Operations were primarily due to a decrease in market demand worldwide, particularly in the United States and Asian countries, including Hong Kong, due to the continued global financial and credit crisis and the contraction of economic activities around the world.

Net sales to the United States and Asia markets decreased for fiscal year 2009 due to the continued weakness of the domestic economies in these markets. Net sales to the United States market decreased by HK$34.2 million, or 32.9%, from HK$104.2 million for fiscal year 2008 to HK$70.0 million for fiscal year 2009. Net sales to the Asia market, including Hong Kong, decreased by HK$37.6 million, or 35.6%, from HK$105.8 million for fiscal year 2008 to HK$68.2 million for fiscal year 2009.

Net sales to the Europe market decreased for fiscal year 2009 due to the weakness of the domestic economies following the financial and credit crises triggered by defaults in the U.S. sub-prime mortgage market. Net sales to the Europe market decreased by HK$15.6 million, or 9.3%, from HK$168.6 million for fiscal year 2008 to HK$153.0 million for fiscal year 2009.

Gross profit attributable to our Pearl Operations decreased by HK$22.3 million, or 17.9%, from HK$124.5 million for fiscal year 2008 to HK$102.2 million for fiscal year 2009. The decrease was primarily due to a decrease of HK$88.7 million in net sales mainly as a result of a decrease in demand in the United States and the Asia markets.

Gross profit margin attributable to our Pearl Operations increased from 30.7% for fiscal year 2008 to 32.3% for fiscal year 2009. The increase in gross profit margin was primarily due to our continued (a) implementation of effective cost controls, (b) enhancement of production efficiency due to the acquisition of new machinery and (c) shift in our focus to sales of higher value products.

Real Estate Operations

We commenced presales of phase one market center units in China Pearls and Jewellery City in the fourth quarter of fiscal year 2008. As of March 31, 2009, we have sold approximately 31% of the planned saleable area of China Pearls and Jewellery City.

Net sales attributable to our Real Estate Operations decreased by HK$211.8 million, or 92.8%, from HK$228.2 million for fiscal year 2008 to HK$16.4 million for fiscal year 2009. The decrease was primarily due to continued credit-tightening measures implemented by the PRC government and a material downturn in the global financial and credit markets which has had the effect of discouraging investment in the PRC real estate market.

Gross profit attributable to our Real Estate Operations decreased by HK$144.7 million, or 92.2%, from HK$157.0 million for fiscal year 2008 to HK$12.3 million for fiscal year 2009. The decrease was primarily due to a decrease of HK$211.8 million in net sales of real estate.

Gross profit margin attributable to our Real Estate Operations increased from 68.8% for fiscal year 2008 to 74.8% for fiscal year 2009. The increase in gross profit margin was primarily due to a higher price for more centrally located shop and booth units at China Pearls and Jewellery City. These centrally located shop and booth units accounted for 56% of our sales at China Pearls and Jewellery City in fiscal year 2009, as compared to 46% in fiscal year 2008.

Rental Income and Rental Expenses

Gross rental income increased by HK$19.8 million, or 291.0%, from HK$6.8 million, consisting of HK$1.3 million attributable to China Pearls and Jewellery City and HK$5.5 million attributable to Man Sang Industrial City for fiscal year 2008 to HK$26.6 million, consisting of HK$19.8 million attributable to China Pearls and Jewellery City and HK$6.8 million attributable to Man Sang Industrial City for fiscal year 2009. As of March 31, 2009, the occupancy rates, representing the percentage of leasable gross floor area leased, of China Pearls and Jewellery City and Man Sang Industrial City were approximately 18% (2008: 20%) and 72% (2008: 72%), respectively. The increase in rental income was primarily due to the recognition of rental income for China Pearls and Jewellery City for the full fiscal year 2009 as compared to one month for fiscal year 2008.

Rental expenses increased by HK$19.2 million from HK$5.9 million for fiscal year 2008 to HK$25.1 million for fiscal year 2009. The increase was primarily due to an increase of HK$9.3 million in depreciation on our leasable properties and an increase of HK$7.8 million in rental-related taxes in the PRC, due to the recognition of rental-related expenses for the operation of China Pearls and Jewellery City for the full fiscal year 2009 as compared to one month for fiscal year 2008.

Selling, General and Administrative Expenses (“SG&A expenses”)

SG&A expenses increased by HK$30.5 million, or 25.7%, from HK$118.4 million for fiscal year 2008 to HK$148.9 million for fiscal year 2009. The increase was primarily due to an increase of HK$32.8 million in provision for doubtful debts, consisting of HK$20.8 million attributable to our Real Estate Operations and HK$12.0 million attributable to our Pearl Operations, due to an increase in default risk on receivables due from customers, primarily as a result of deteriorating economic conditions.

Interest Income

Interest income decreased by HK$7.9 million from HK$17.9 million for fiscal year 2008 to HK$10.0 million for fiscal year 2009. The decrease was primarily due to a decrease in interest rates during fiscal year 2009 as compared to fiscal year 2008.

Income Tax Credits / Expenses

We had an income tax credit of HK$3.1 million for fiscal year 2009 compared to income tax expenses of HK$75.3 million for fiscal year 2008. The increase in income tax credits of HK$5.2 million in fiscal year 2009 was due to a reversal of provisions of income taxes in connection with sales of real estate in China Pearls and Jewellery City. The decrease in income tax expenses in fiscal year 2009 compared to fiscal year 2008 was due to a decrease of HK$211.8 million in net sales of real estate in China Pearls and Jewellery City, resulting in a decrease of HK$14.6 million in income tax provisions and a decrease of HK$50.0 million in land appreciation tax for fiscal year 2009.

With the implementation of the new Enterprise Income Tax Law in the PRC, we expect the enterprise income tax levied on our subsidiaries engaged in our Pearl Operations in the PRC to increase by 1% to 2% on an annual basis from 20% in 2009 to 25% in 2012. The impact of the increased enterprise income tax rate on our PRC subsidiaries has, to date, been minimal as the taxable income of our PRC subsidiaries that are subject to the increased enterprise income tax rate was insignificant in fiscal year 2009.

Net Loss / Income

As a result of the foregoing, we incurred a net loss of HK$11.1 million for fiscal year 2009, compared to receipt of net income of HK$39.9 million for fiscal year 2008. The decrease was also due to net realized loss of HK$3.5 million from the sale of marketable securities and an other than temporary decline of HK$5.1 million in fair value of marketable securities.

Year Ended March 31, 2008 Compared to Year Ended March 31, 2007

Net Sales and Gross Profit

Net sales increased by approximately HK$235.4 million, or 59.1%, from approximately HK$398.3 million in fiscal year 2007 to approximately HK$633.7 million in fiscal year 2008 due primarily to presales of approximately HK$228.3 million of phase one market center units prior to the grand opening of China Pearls and Jewellery City in fourth quarter of fiscal year 2008.

Gross profit increased by approximately HK$168.8 million, or 149.8%, from approximately HK$112.7 million in fiscal year 2007 to approximately HK$281.5 million in fiscal year 2008, due primarily to gross profit of approximately HK$157.0 million attributable to presales of phase one market center units prior to the grand opening of China Pearls and Jewellery City in fourth quarter in fiscal year 2008. Gross profit margin increased from 28.3% in fiscal year 2007 to 44.4% in fiscal year 2008. The increases in gross profit and gross profit margin were primarily due to higher gross profits associated with our increased real estate sales.

The presales of phase one market center units of China Pearls and Jewellery City accounted for approximately 36.0% of our total sales in fiscal year 2008. The sale of assembled pearl and jewelry products accounted for approximately 36.4% and 51.6% of our total sales in fiscal years 2008 and 2007, respectively.

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

Gross profit for our pearl operations increased by approximately HK$11.8 million, or 10.5%, from approximately HK$112.7 million in fiscal year 2008 to approximately HK$124.5 million in fiscal year 2009. The gross profit margin of our pearl operations increased from 28.3% to 30.7%, primarily due to cost reductions on the production lines of our assembled jewelry sectors following the implementation of effective cost controls and the enhancement of production efficiency.

Real Estate Operations

We commenced presales of phase one market center units in China Pearls and Jewellery City in the fourth quarter of fiscal year 2008. As of March 31, 2008, we have sold approximately 32% of the planned saleable area of China Pearls and Jewellery City with net sales of approximately HK$228.2 million.

Gross profit for the presale of phase one market center units in China Pearls and Jewellery City was approximately HK$162.6 million. The gross profit margin for the presale of phase one market center units in China Pearls and Jewellery City was approximately 68.8%. As we commenced real estate sales activity with the presales of phase one market center units in China Pearls and Jewellery City in the fourth quarter of fiscal year 2008, we do not have comparable figures for fiscal year 2007.

Rental Income and Rental Expenses

Rental income increased by approximately HK$2.6 million, or 61.0%, from approximately HK$4.2 million for fiscal year 2007 to approximately HK$6.8 million for fiscal year 2008. The increase in rental income was due primarily to the increase in rental rates for units leased at Man Sang Industrial City and the commencement of property leasing at China Pearls and Jewellery City. During fiscal year 2008, property leases at Man Sang Industrial City and China Pearls and Jewellery City accounted for rental income of approximately HK$5.5 million and HK$1.3 million, respectively.

Rental expenses remained at approximately HK$5.9 million for fiscal years 2008 and 2007.

SG&A expenses

SG&A expenses increased by approximately HK$34.3 million, or 40.8%, from approximately HK$84.1 million for fiscal year 2007 to approximately HK$118.4 million for fiscal year 2008. SG&A expenses for fiscal year 2008 consisted of approximately HK$84.7 million attributable to pearl operations and approximately HK$33.7 million attributable to real estate sales.

SG&A expenses attributable to pearl operations increased by approximately HK$0.5 million from fiscal year 2007 to fiscal year 2008, primarily due to an increase in staff costs of approximately HK$6.2 million, an increase in selling expenses of approximately HK$2.0 million and an increase in foreign exchange costs of approximately HK$4.1 million. These increases were partially offset by a reduction of allowance for doubtful debts of approximately HK$5.3 million and a reduction in stock compensation expenses of approximately HK$3.9 million.

SG&A expenses as a percentage of net sales decreased from approximately 21.1% in fiscal year 2007 to approximately 18.7% in fiscal year 2008, primarily due to an increase in our real estate operations, which have lower SG&A expenses as a percentage of net sales than our pearl operations. SG&A expenses attributable to pearl operations decreased from approximately 21.1% for fiscal year 2007 to approximately 20.9% for fiscal year 2008, primarily due to a reduction of allowance for doubtful debts of approximately HK$5.3 million included in SG&A expenses in fiscal year 2008.

Interest Income

Interest income increased by approximately HK$8.5 million, or 90.4%, from approximately HK$9.4 million in fiscal year 2007 to approximately HK$17.9 million for fiscal year 2008. The increase in interest income was primarily due to increased bank deposits during fiscal year 2008 as compared to fiscal year 2007.

Income Tax Credits / Expenses

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

Net Loss / Income

Net income for fiscal year 2008 increased by approximately HK$11.9 million, or 42.8%, from approximately HK$28.0 million for fiscal year 2007 to approximately HK$39.9 million for fiscal year 2008. The increase was primarily due to an increase in gross profit of approximately HK$157.0 million attributable to the sale of units at China Pearls and Jewellery City, an increase in gross profit of approximately HK$11.8 million attributable to our pearl operations and an increase of approximately HK$8.5 million in interest income, as well as profit of approximately HK$10.5 million attributable to the sale of a separate real estate investment.

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

Our liquidity position is primarily affected by our inventory levels of raw materials such as pearls and diamonds, the amount of completed properties held for sale, the level of our accounts payables and receivables and our ability to obtain external financing to meet our debt obligations and to finance our capital expenditures. As of March 31, 2009, we had accounts payable of HK$110.0 million and significant capital commitments of HK$117.2 million during the next two years related to the continued development of China Pearls and Jewellery City. We expect to meet these payables and capital commitments primarily through the use of our internal resources and debt financing.

Our liquidity has not been materially impacted by the recent financial crisis. In particular, the financial crisis has not had an impact on our access to short-term borrowings, relationship with financial institutions and lenders or lending practices employed by our lenders, nor has it increased difficulties in complying with covenants under existing credit arrangements.

We do not expect that our liquidity will be materially impacted in the near future by the recent financial crisis. However, because of the severity of the ongoing financial crisis, we cannot predict with certainty the ultimate impact of these events on us. We will therefore continue to closely monitor our liquidity and capital resources.

If the capital and credit markets continue to experience volatility, it is possible that our ability to access these markets may be limited, which could have an impact on our ability to react to changing economic and business conditions.

Working Capital

Working capital, which represents our total current asset less total current liabilities, decreased by HK$159.3 million, or 31.0%, from HK$508.9 million as of March 31, 2008 to HK$349.6 million as of March 31, 2009. This decrease was primarily due to a decrease of HK$110.5 million in cash and cash equivalents and a decrease of HK$66.8 million in accounts receivable. This decrease was partially offset by an increase of HK$39.6 million in receivables from sale of financial assets contracts.

Cash Balances

Cash balances decreased by HK$110.6 million, or 18.3%, from HK$603.7 million as of March 31, 2008 to HK$493.1 million as of March 31, 2009. The decrease was primarily due to the payment of HK$76.8 million for construction costs for China Pearls and Jewellery City and an increase of HK$22.0 million in the investment in marketable securities.

Current Ratio

Our current ratio, which represents the ratio of total current assets to total current liabilities, decreased from 1.9 in fiscal year 2008 to 1.6 in fiscal year 2009. The decrease was primarily due to a decrease of HK$122.7 million in current assets and an increase of HK$36.6 million in current liabilities.

Cash Flows

Net cash provided by operating activities

Net cash provided by operating activities decreased by HK$256.7 million, or 79.7%, from HK$322.3 million for fiscal year 2008 to HK$65.6 million for fiscal year 2009. The decrease was primarily due to the receipt of approximately HK$181.9 million in advance payments for pearl market center units following the grand opening of the phase one China Pearls and Jewellery City market center in fiscal year 2008 which we did not receive in fiscal year 2009. The decrease was also due to an increase in cash of HK$38.9 million paid to suppliers for payments for goods received in fiscal year 2008 but for which payment of cash was not due until fiscal year 2009, resulting in a decrease in accounts payable from HK$123.9 million in fiscal year 2008 to HK$110.0 million in fiscal year 2009.

Net cash used in investing activities

Net cash used in investing activities decreased by HK$223.8 million, or 60%, from HK$368.5 million for fiscal year 2008 to HK$144.7 million for fiscal year 2009. The decrease was primarily due to a decrease in cash payments of HK$388.9 million for the construction of China Pearls and Jewellery City. The decrease was partially offset by an increase of HK$22.0 million for investment in marketable securities and an increase of HK$39.6 million in held-to-maturity investments.

Net cash used in financing activities

Net cash used in financing activities was HK$33.2 million in fiscal year 2009, as compared to net cash provided by financing activities of HK$336.1 million in fiscal year 2008, primarily as a result of dividends of HK$21.9 million paid by a listed subsidiary and net cash repayments of secured debts of HK$11.3 million in fiscal year 2009, as compared to a cash inflow of HK$290.4 million from issuance of Common Stock of a listed subsidiary and cash inflow of HK$66.6 million from secured debt in fiscal year 2008.

Restrictions on Cash Transfers to Us

We are a holding company that must rely principally on dividends, loans or advances paid by our subsidiaries incorporated in the PRC for our cash requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, service any debt we may incur and pay our operating expenses. PRC law restricts the ability of our subsidiaries incorporated in the PRC to transfer funds to us in the form of cash dividends, loans or advances. For a description of these restrictions, see “Item 1A – Risk Factors – Risks Relating to the PRC and Hong Kong – We are a holding company and rely on dividends paid by our subsidiaries for our funding requirements.”

Furthermore, under regulations of the State Administration of Foreign Exchange, the Renminbi is not convertible into foreign currencies for capital account items, such as loans, repatriation of investments and investments outside of China, unless the prior approval of the State Administration of Foreign Exchange is obtained and prior registration with the State Administration of Foreign Exchange is made.

We do not expect these restrictions to have a material impact on our ability to meet our cash obligations.

Share Placement

In July 2007, MSIL entered into a placement of 200 million existing shares of MSIL with institutional investors at a price of HK$1.48 per placing share to raise approximately HK$296.0 million. In August 2007, we received HK$285.3 million in cash after deducting fees and expenses incurred in connection with the placing.

Inventories for our Pearl Operations

Inventories for our Pearl Operations decreased by HK$7.5 million, or 15.1%, from HK$49.4 million as of March 31, 2008 to HK$41.9 million as of March 31, 2009. The decrease in inventories was primarily attributable to a decrease of inventory purchases in response to a decrease in demand in the United States and Asia markets.

Inventory turnover period, which represents the ratio of average stock to cost of sales multiplied by 12 months, increased by 0.7 months, from 2.0 months for fiscal year 2008 to 2.7 months for fiscal year 2009. The increase was primarily due to a decrease in sales turnover for fiscal year 2009.

Accounts Receivable for Pearl Operations

Accounts receivable for pearl operations decreased by HK$17.6 million, or 20.5%, from HK$85.7 million as of March 31, 2008 to HK$68.1 million as of March 31, 2009. The average debtor turnover period, which represents the ratio of accounts receivable to net sales multiplied by 12 months, was 2.5 months for fiscal years 2008 and 2009, respectively. The decrease in accounts receivable for pearl operations was primarily due to our tightened credit controls and additional efforts on collection of accounts receivables.

We have a good and longstanding relationship with our customers, most of whom are well known global companies. We regularly review their credit standing and keep their credit within our approved limits. We believe no additional allowances are required, and the net balances of accounts receivable are fully collectable.

Secured Debt

Secured debt decreased by HK$7.7 million, or 3.9%, from HK$199.8 million as of March 31, 2008 to HK$192.1 million as of March 31, 2009. Secured debt consisted of long-term borrowings in Renminbi for the development of China Pearls and Jewellery City, which were secured by the land comprising China Pearls and Jewellery City.

Indebtedness

As of March 31, 2009, we had total outstanding bank borrowings of approximately HK$192.1 million, consisting of long-term borrowings of HK$101.7 million and short-term borrowings of HK$90.4 million. The terms of our long-term bank borrowings range between one and three years, and are payable between one and three years. Of our long-term bank borrowings, almost all are variable interest rate loans. As of March 31, 2009, the average interest rate of all long-term borrowings was approximately 6.64% per annum.

Certain of the credit facilities obtained by our operating subsidiaries require MSIL, as guarantor, to maintain, in accordance with Hong Kong generally accepted accounting principles: (1) a tangible net worth of not less than HK$600 million; (2) a gearing ratio, representing the ratio of consolidated borrowings to consolidated tangible net worth, of 0.8; and (3) a current ratio of 2.0.

As of March 31, 2009, our banking facilities were secured by mortgages of our land and buildings of approximately HK$138.6 million and real estate investments in the amount of approximately HK$123.5 million.

Working Capital Facilities

Available working capital facilities decreased by HK$22.7 million, or 5.5%, from HK$414.8 million as of March 31, 2008 to HK$392.1 million as of March 31, 2009. This decrease was primarily due to the expiration of one of our bank facility lines. Available working capital facilities include letter of credit arrangements, import loans, overdraft and other facilities. All such banking facilities bear interest at floating rates generally offered by banks in Hong Kong and the PRC, and are subject to periodic review.

We expect requiring additional cash in order to fund our ongoing business needs and expansion of our future operations. We have not encountered any difficulties in meeting our current cash obligations and expect to continue meeting our liquidity and cash needs through revenue generated by our business and bank borrowings. In this regard, we believe that our existing cash, cash equivalents, banking facilities and funds to be generated from internal operations will be sufficient to meet our anticipated future liquidity requirements for the next 12 months.

Capital Expenditures

Capital expenditures in fiscal years 2009, 2008 and 2007 were approximately HK$85.4 million, HK$473.0 million and HK$8.9 million. respectively, representing approximately 27.0%, 74.6% and 2.2% of net sales, respectively. Capital expenditures during fiscal year 2007 were primarily focused on enhancing existing manufacturing facilities. Capital expenditures during fiscal years 2008 and 2009 were primarily focused on the construction of the phase one market center for China Pearls and Jewellery City. Despite the current global economic downturn, and in light of recent improvements in the PRC economic environment as a result of recent fiscal stimulus measures taken by the PRC Government in late 2008, we expect to invest approximately HK$89.0 million and HK$29.0 million for capital expenditures in fiscal years 2010 and 2011, respectively, nearly all of which will be dedicated to the construction of the phase one pearl market center for China Pearls and Jewellery City. However, if economic conditions worsen or our cost of borrowing increases to a level which make it more difficult to obtain financing for our investments, we may re-evaluate our schedule for capital expenditures. See “Item 1A – Risk Factors – Risks Relating to Our Business – We may not be able to generate sufficient cash flow or obtain financing to complete China Pearls and Jewellery City or implement our business strategies.”

Research and Development, Patents and Licenses

During each of the last three fiscal years, we did not spend any significant amounts on company sponsored research and development activities.

Off-Balance Sheet Arrangements

In August 2007, we entered into a mortgage collaboration agreement with a PRC bank pursuant to which we agreed to indemnify the bank for any failure on the part of purchasers of property at China Pearls and Jewellery City to repay outstanding loans on properties for which we had not yet obtained certificates of title and delivered such certificates to the bank as collateral. In February 2009, we obtained all certificates of title for the purchased property subject to the mortgage collaboration agreement, which we will deliver to the bank following the completion of certain administrative procedures to formally transfer title to purchasers of these properties. As of March 31, 2009, the loans for which we had provided such indemnification totaled HK$52.2 million.

Contractual Obligations

We are subject to various financial obligations and commitments in the normal course of operations. These contractual obligations represent known future cash payments that we are required to make and relate to long-term debt, capital commitment obligations with respect to property under development and operating leases.

The following table summarizes our contractual obligations as of March 31, 2009:

		Less than 1			More than
Contractual Obligations	Total	year	1-3 years	3-5 years	5 years
	(HK$ in thousands)
Long-term debt(1)	192,100	90,400	101,700	-	-
Capital commitment obligations	117,173	88,604	28,567	-	-
Operating lease obligations	27,791	14,365	13,426	-	-
Total contractual obligations	337,064	193,369	143,693	-	-

____________________

(1)     Excluding interest on long-term bank loans.

Inflation

Although neither inflation nor deflation in the past has had a material adverse impact on our results of operations, increases or decreases in inflation rates in the future may materially and adversely affect our financial condition and results of operations. For further discussion on inflationary trends in China and the possible impact of such trends on our operations, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Future Trends” of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2009, we had no derivative contracts, such as forward contracts and options, to hedge against foreign exchange fluctuations.

We denominate a substantial majority of our sales in either U.S. dollars or Hong Kong dollars. In fiscal year 2009, we made approximately 45.4% of our purchases in U.S. dollars, 38.0% of our purchases in Hong Kong dollars and 9.2% of our purchases in Renminbi. Since the Hong Kong dollar remained "pegged" to the U.S. dollar at consistent rates, we feel that the exposure of our sales proceeds to foreign exchange fluctuations is minimal. The Chinese government no longer pegs the RMB to the U.S. dollar, but has a currency policy letting the RMB trade in a narrow band against a basket of currencies. We do not consider the fluctuation of the Renminbi to be significant to our operations as we believe that the risk of a substantial fluctuation of the RMB exchange rate remains low. As of March 31, 2009, we had bank borrowings of HK$192.1 million denominated in Renminbi.

Because the majority of our purchases are made in currencies which we believe present a low risk of appreciation or devaluation and our sales are made in U.S. dollars, we believe that our currency risk for the foreseeable future should not be material. As a result, we did not enter into any derivative contracts, such as forward contracts and options, to hedge against foreign exchange fluctuations during fiscal year 2009.

We are exposed to interest rate risk resulting from fluctuations in interest rates. As of March 31, 2009, we had borrowed approximately HK$192.1 million under floating rate credit facilities. All such banking facilities bear interest at floating rates generally offered by banks in Hong Kong and the PRC and are subject to periodic review. Fluctuations in interest rates can lead to significant fluctuations in the fair value of our debt obligations. We closely monitor interest rate risk and consider using appropriate financial instruments to hedge any exposure. However, we do not currently use any derivative instruments to manage our interest rate risk.

Given the relative price stability associated with the raw materials used in our products, we believe our commodity price risk should not be material.

ITEM 8. FINANCIAL STATEMENTS

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm issued by Grant Thornton	F-1

Consolidated Statements of Income and Comprehensive Income for the years
ended March 31, 2009, 2008 and 2007	F-3

Consolidated Balance Sheets as of March 31, 2009 and 2008	F-4

Consolidated Statements of Cash Flows for the years
ended March 31, 2009, 2008 and 2007	F-6

Consolidated Statements of Stockholders’ Equity for the
years ended March 31, 2009, 2008 and 2007	F-8

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of
Man Sang Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Man Sang Holdings, Inc. and subsidiaries (the “Company”) as of March 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2009 in conformity with U.S. generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II and III are presented for purposes of additional analysis and are not a required part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

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

June 11, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of
Man Sang Holdings, Inc.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands except share data)

	Year ended March 31,
	2009	2009	2008	2007
	US$	HK$	HK$	HK$
Net sales – Pearl operations	40,603	316,703	405,444	398,279
– Real estate operations	2,107	16,435	228,247	-
Total net sales	42,710	333,138	633,691	398,279

Cost of sales	(27,952)	(218,030)	(352,195)	(285,580)

Gross profit	14,758	115,108	281,496	112,699
Rental income, gross	3,410	26,596	6,802	4,225
Expenses from rentals	(3,218)	(25,097)	(5,956)	(5,888)
	192	1,499	846	(1,663)

Selling, general and administrative expenses	(19,091)	(148,905)	(118,430)	(84,134)

Operating (loss) income	(4,141)	(32,298)	163,912	26,902
Equity in loss of an affiliate	(7)	(54)	(7)	-
Interest income	1,288	10,043	17,872	9,394
Gain on sale of a real estate investment	109	854	10,485	-
Other than temporary decline in fair value of
marketable securities	(660)	(5,148)	-	-
Other income	606	4,724	3,693	28,981

(Loss) Income before income taxes and minority
interests	(2,805)	(21,879)	195,955	65,277
Income taxes benefit (expense)	401	3,132	(75,267)	(6,776)
Minority interests	987	7,694	(80,753)	(30,536)

Net (loss) income	(1,417)	(11,053)	39,935	27,965

Other comprehensive income, net of taxes:
Foreign currency translation adjustments	13	105	8,169	661
Unrealized holding gain (loss) on marketable
securities arising during the year	(276)	(2,157)	54	360
Reclassification adjustment for other than
temporary decline in fair value of marketable
securities included in net income for the year	266	2,078	-	-
Reclassification adjustment for realized gain upon
sale of marketable securities included in net
income for the year	-	-	(374)	(1,632)

Other comprehensive income, net of taxes	3	26	7,849	(611)

Comprehensive (loss) income	(1,414)	(11,027)	47,784	27,354
Basic earnings per common share	(0.20)	(1.71)	6.16	4.31
Diluted earnings per common share	(0.20)	(1.71)	5.94	4.23
Weighted average number of shares of common
stock outstanding:
- basic earnings per share	6,382,582	6,382,582	6,382,582	6,382,582
- diluted earnings per share	6,382,582	6,382,582	6,382,582	6,382,582

See accompany notes to consolidated financial statements.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share data)

	March 31,
	2009	2009	2008
	US$	HK$	HK$
ASSETS

Current assets:
Cash and cash equivalents	63,224	493,146	603,657
Restricted cash	2,179	17,000	-
Marketable securities	2,387	18,619	5,411
Accounts receivable, net of allowance for doubtful
accounts of HK$44,197 and HK$17,124 in 2009 and
2008, respectively	12,647	98,649	165,436
Completed properties held for sale	20,004	156,033	158,101
Inventories, net	5,377	41,942	49,395
Prepaid expenses	1,395	10,883	8,114
Receivable from sale of financial assets contracts	5,078	39,608	-
Deposits and other receivables, net of allowance for
doubtful accounts of HK$2,918 and HK$2,918 in
2009 and 2008, respectively	2,861	22,320	29,975
Deposits on acquisition of land for development	6,595	51,436	50,551
Income taxes receivable	505	3,937	5,630

Total current assets	122,252	953,573	1,076,270

Property, plant and equipment, net	8,954	69,840	107,497
Real estate investment, net	54,748	427,037	409,695
Property under development	25,811	201,328	123,767
Investment in an affiliate	7	52	104
Deferred tax assets	-	-	505
Goodwill	8,179	63,799	63,799

Total assets	219,951	1,715,629	1,781,637

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share data)

	March 31,
	2009	2009	2008
	US$	HK$	HK$
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Secured debts – current portion	11,590	90,400	33,300
Accounts payable	14,098	109,964	123,928
Accrued payroll and employee benefits	1,192	9,295	9,838
Receipt in advance	21,573	168,273	181,859
Loan from minority interests	14,654	114,300	114,300
China tax payable	1,848	14,417	14,409
Other accrued liabilities	3,693	28,807	18,502
Income taxes payable	8,783	68,507	71,266

Total current liabilities	77,431	603,963	567,402

Secured debts	13,038	101,700	166,500

Deferred tax liabilities	534	4,173	8,283

Minority interests	77,032	600,843	623,475

Commitments and contingencies (note 11 & 12)	-	-	-

Stockholders’ equity:
Series A preferred stock US$0.001 par value
- authorized, issued and outstanding 100,000 shares
in 2009 and 2008 (entitled in liquidation
to US$2,500 (HK$19,500))	-	1	1
Series B preferred stock US$0.001 par value
- authorized 100,000 shares; no shares outstanding	-	-	-
Common stock of par value US$0.001
- authorized 31,250,000 shares; issued and outstanding,
6,382,582 shares in 2009 and 2008	6	49	49
Additional paid-in capital	15,024	117,184	117,184
Retained earnings	35,201	274,568	285,621
Accumulated other comprehensive income	1,685	13,148	13,122

Total stockholders’ equity	51,916	404,950	415,977

Total liabilities and stockholders’ equity	219,951	1,715,629	1,781,637

See accompany notes to consolidated financial statements.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands except share data)

	Year ended March 31,
	2009	2009	2008	2007
	US$	HK$	HK$	HK$
Cash flow from operating activities
Net (loss) income	(1,417)	(11,053)	39,935	27,965
Adjustments to reconcile net income to net cash
provided by operating activities:
Allowance for doubtful debts	3,523	27,478	(5,303)	1,551
Inventory write down	732	5,708	19,386	7,327
Depreciation and amortization	2,645	20,633	11,569	8,299
Equity in loss of an affiliate	7	54	7	-
Gain on sale of real estate investment	(109)	(854)	(10,485)	-
(Gain) Loss on sale of property, plant and equipment	(177)	(1,389)	(30)	399
Minority interest	(986)	(7,694)	80,753	30,536
Realized loss (gain) on sale of marketable securities	445	3,470	(2,257)	(4,769)
Other than temporary decline in fair value of
marketable securities	660	5,148	-	-
Stock compensation expense	-	-	1,290	5,317
Changes in operating assets and liabilities, net of
effects from sale of subsidiaries:
Accounts receivable	5,383	41,997	(58,955)	(11,142)
Completed properties held for sale	385	3,001	-	-
Inventories	264	2,063	(22,586)	2,855
Prepaid expenses	(346)	(2,700)	(4,575)	2,267
Deposits and other receivables	1,014	7,908	(13,276)	(2,544)
Income taxes receivable	217	1,693	(4,010)	(363)
Deferred tax assets	65	505	(251)	768
Accounts payable	(2,093)	(16,327)	104,086	8,226
Accrued payroll and employee benefits	(72)	(560)	957	(1,000)
Receipt in advance	(2,165)	(16,884)	98,434	-
Other accrued liabilities	1,315	10,259	(4,099)	(1,061)
China tax payable	1	8	14,409	-
Income taxes payable	(354)	(2,759)	68,870	347
Deferred tax liabilities	(527)	(4,110)	8,472	259

Net cash provided by operating activities	8,410	65,595	322,341	75,237

Cash flow from investing activities
Restricted cash	(2,179)	(17,000)	-	-
Receivable from matured investment	(5,078)	(39,608)	-	-
Purchase for property under development	(9,850)	(76,830)	(465,695)	-
Purchase of property, plant and equipment	(1,098)	(8,567)	(7,333)	(8,893)
Purchase of marketable securities	(13,074)	(101,975)	(13)	-
Acquisition of 6% controlling interest in CPJC, net of
cash acquired	-	-	75,396	-
Acquisition and advance to an affiliate	-	-	(112)	(84,895)
Proceeds from sale of property, plant and equipment	685	5,345	32	268
Proceeds from sale of real estate investment	1,790	13,963	25,000	-
Proceeds from sale of marketable securities	10,251	79,955	4,250	9,405

Net cash used in investing activities	(18,553)	(144,717)	(368,475)	(84,115)

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands except share data)

	Year ended March 31,
	2009	2009	2008	2007
	US$	HK$	HK$	HK$
Cash flow from financing activities
Increase in secured debts	2,897	22,598	66,600	-
Loan from minority stockholders	-	-	35,100
Net proceeds from issuance of common shares by
a subsidiary	-	-	290,370	759
Dividend paid by a subsidiary	(2,809)	(21,910)	(21,280)
Repayment of secured debts	(4,346)	(33,898)	(22,200)	-
Return of capital to stockholders	-	-	(12,446)	-

Net cash (used in) provided by financing activities	(4,258)	(33,210)	336,144	759

Net (decrease) increase in cash and cash
equivalents	(14,401)	(112,332)	290,010	(8,119)

Cash and cash equivalents at beginning of year	77,392	603,657	296,969	304,753
Exchange adjustments	233	1,821	16,678	335

Cash and cash equivalents at end of year	63,224	493,146	603,657	296,969

Supplementary disclosures of cash flow
information:
Cash paid during the year for:
Interest and finance charges (Capitalized)	2,144	16,726	13,041	-
Income taxes paid, net	175	1,364	6,374	5,182

See accompany notes to consolidated financial statements.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands except share data)

									Accumulated	Total
	Series A		Series B				Additional		other	stock-
	Preferred stock		Preferred stock		Common stock		paid-in	Retained	comprehensive	holders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	earnings	income	equity
		HK$		HK$		HK$	HK$	HK$	HK$	HK$
Balance at March 31, 2006	100,000	1	-	-	6,382,582	49	67,598	217,364	5,884	290,896
Issuance of common stock by
a subsidiary	-	-	-	-	-	-	(517)	-	-	(517)
Stock compensation expense	-	-	-	-	-	-	2,626	-	-	2,626
Share options of a subsidiary
lapsed	-	-	-	-	-	-	(357)	357	-	-
Translation adjustment	-	-	-	-	-	-	-	-	661	661
Unrealized holding gain on
marketable securities	-	-	-	-	-	-	-	-	(1,272)	(1,272)
Net income	-	-	-	-	-	-	-	27,965	-	27,965

Balance at March 31, 2007	100,000	1	-	-	6,382,582	49	69,350	245,686	5,273	320,359
Issuance of common stock by
a subsidiary	-	-	-	-	-	-	(4,436)	-	-	(4,436)
Stock compensation expense	-	-	-	-	-	-	573	-	-	573
Deemed receipt from
shareholders	-	-	-	-	-	-	64,143	-	-	64,143
Return of capital to
shareholders	-	-	-	-	-	-	(12,446)	-	-	(12,446)
Translation adjustment	-	-	-	-	-	-		-	8,169	8,169
Unrealized holding gain on
marketable securities	-	-	-	-	-	-		-	54	54
Reclassification adjustment
for realized gain upon sale
of marketable securities
included in net income for
the year									(374)	(374)
Net income	-	-	-	-	-	-	-	39,935	-	39,935

Balance at March 31, 2008	100,000	1	-	-	6,382,582	49	117,184	285,621	13,122	415,977
Translation adjustment	-	-	-	-	-	-	-	-	105	105
Unrealized holding loss on
marketable securities	-	-	-	-	-	-	-	-	(2,157)	(2,157)
Reclassification adjustment
for other than temporary
decline in fair value of
marketable securities
included in net income for
the year	-	-	-	-	-	-	-	-	2,078	2,078
Reclassification adjustment
for realized gain upon sale
of marketable securities
included in net income for
the year	-	-	-	-	-	-	-	-	-	-
Net (loss) income	-	-	-	-	-	-	-	(11,053)	-	(11,053)

Balance at March 31, 2009	100,000	1	-	-	6,382,582	49	117,184	274,568	13,148	404,950

		-		-		6	15,024	35,201	1,685	51,916

As of March 31, 2009, 2008 and 2007, retained earnings in the amounts of HK$4,867, HK$4,867 and HK$4,867, respectively, have been reserved by the subsidiaries in the People’s Republic of China (the “PRC”) in accordance with the relevant PRC regulations, this reserve is only distributable in the event of liquidation of these PRC subsidiaries.

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

During the fiscal 2008, a total of 21,000,000 options to purchase MSIL shares were exercised and a placement of 200,000,000 MSIL shares were made to independent third parties, resulting in the Company’s equity interest in MSIL being reduced to 40.4%. As of March 31, 2009 and 2008, the Company had an equity interest of 40.4% in MSIL, respectively.

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

In November 2007, China Pearls and Jewellery International City Co. Ltd. (“CPJI”), a subsidiary of the Company, invested HK$104,000 to establish a company in the PRC and holds 20% of its total stake. The company is inactive as of March 31, 2009.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of consolidation - The consolidated financial statements include the assets, liabilities, revenues and expenses of Man Sang Holdings, Inc. and all of its subsidiaries. All material intragroup transactions and balances have been eliminated.

Investment in an affiliate - An affiliate over which the Company has the ability to exert significant influence, but does not have a controlling interest (generally 20% to 50% owned), and thereby has the ability to participate in the investees’ financial and operating policy decisions, is accounted for using the equity method. The Company’s share of earnings of the affiliate is included in the accompanying consolidated statements of income and comprehensive income. As of March 31, 2009 and 2008, it represents advance to the affiliate which is unsecured, non-interest bearing and has no fixed repayment term.

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

Restricted cash – Restricted cash includes time deposits of approximately HK$17,000 that were pledged to the bank as security for bank credit facilities provided to the Company.

Completed properties held for sale – Completed properties held for sale are inventories of real estate held for sale. It is stated at the lower of cost or market value.

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

The Company reviews its marketable securities impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as "temporary" or "other-than-temporary." A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders' equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the statement of operations and reduces net income (loss) for the applicable accounting period. In evaluating the impairment of marketable securities, the Company classified such impairment as temporary. If the Company's assessment of the fair value in future periods is other than temporary, the Company will record an impairment charge through its statement of operations.

Allowance for doubtful accounts - The Company maintains an allowance for doubtful accounts based on estimates of the credit-worthiness of its customers and probable losses inherent in the account receivable balance. The Company determines the allowance based on its knowledge of troubled accounts, historical experience, and other currently available sources of information. If the financial condition of its customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances might be required. If the troubled accounts are collected or there is evidence that indicates the conditions leading to an impairment of their ability to make payments no longer exists, a change of allowance for doubtful accounts is recognized in the income statement for the period in which the collection or evidence of changed condition occurs.

Upon determination that an account is uncollectible, we write off the receivable balance. Accounts Receivable write-offs amounted to zero and HK$9 in 2009 and 2008, respectively. Although we believe the allowance is sufficient, the continuing declining economic conditions could lead to further deterioration in the financial condition of our customers, resulting in an impairment of their ability to make payments.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-lived assets – The Company periodically evaluates the carrying value of long-lived assets to be held and used whenever events and circumstances indicate that the carrying value of the asset may no longer be recoverable. An impairment loss, measured based on the fair value of the asset, is recognized if expected future undiscounted cash flows are less than the carrying amount of the assets.

Goodwill – The Company reviews the carrying amount of its recorded goodwill annually or in interim periods if circumstances indicate a potential impairment. The impairment review is performed at the reporting unit level, which is one level below an operating segment. The goodwill impairment test is a two-step process and requires management to make certain judgments in determining what assumptions to use in the calculation. The first step in the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts. Management then compares its estimate of the fair value of the reporting unit with the reporting unit’s carrying amount, which includes goodwill. If the estimated fair value is less than the carrying amount, an additional step is performed that compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. The determination of a reporting unit’s implied fair value of the goodwill requires management to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the implied fair value of the goodwill. To the extent that the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recorded in the period of identification.

Property, plant and equipment - Property, plant and equipment is stated at cost. Depreciation is provided using the straight-line method based on the estimated useful lives of the assets as follows:

Leasehold land and buildings	50 years, or less if the lease period is shorter
Plant and machinery	4 to 5 years
Furniture and equipment	4 years
Motor vehicles	4 years

Upon disposition of property, plant and equipment, the accumulated depreciation is reversed and any gain/loss as a result of the sales is recorded in the statement of income for the year.

Property under development - Assets under construction are not depreciated until construction is complete and the assets are ready for their intended use. Bank loan interest of HK$16,726 and HK$16,608 was capitalized for year ended March 31, 2009 and 2008, respectively.

Real estate investment - Leasehold land and buildings held for investment are stated at cost. Cost includes the cost of the purchase of the land and construction costs, including finance costs incurred during the construction period. Depreciation of land and buildings is computed using the straight-line method over the short of the term of underlying lease of the land on which the buildings are located up to a maximum of 50 years or expected useful life of the building.

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

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition - The Company recognizes revenue at the time products are shipped to customers and collectibility for such sales is reasonably assured. The Company recognizes gains on sales of real estate pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66 “Accounting for Sales of Real Estate”. The specific timing of a sale is measured against various criteria in SFAS No. 66 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, the Company defers gain recognition and accounts for the continued operations of the property by applying the deposit, finance, installment or cost recovery methods, as appropriate. Property rental income is recognized on a straight-line basis over the term of the lease, and is stated at the gross amount.

Significant amounts of returns and discounts - Sales of pearls and pearl products are recorded net of any sales returns and discounts on the consolidated statements of income and comprehensive income. Sales returns and discounts amounted to approximately HK$ 20,842 and HK$14,548 for 2009 and 2008, respectively. These returns and discounts represent approximately 6% and 4% of gross sales for 2009 and 2008, respectively. Returns and discounts are granted at the discretion of the Company's management.

Sales with leaseback transactions — During the year ended March 31, 2009 and 2008, the Company sold a total of 13 and 209 properties from phase one of CP&J City to independent third parties, respectively and net proceeds from these sales were HK$16,435 and HK$228,247. Concurrent with these sales, the Company entered into an arrangement with certain independent third parties to lease the properties back from them over the lease terms of 3 to 5 years. The Company accounted for all these leases as operating leases. No gain on the sales of the properties was deferred as the transactions meet the criteria for a minor leaseback in accordance with SFAS No. 28 “Accounting for Sales with Leasebacks”.

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

Fair Value of Financial Instruments - The carrying value of the Company's financial instruments including cash and cash equivalents, restricted cash, marketable securities, accounts receivable, and accounts payable, are appropriately equal to their respective fair values due to the relatively short term nature of these investments.

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

Reconciliation of the basic and diluted EPS is as follows:

	For the year ended March 31, 2009			For the year ended March 31, 2008			For the year ended March 31, 2007
	Earnings	Shares	EPS	Earnings	Shares	EPS	Earnings	Shares	EPS
	HK$’000		HK$	HK$’000		HK$	HK$’000		HK$
Basic EPS:
Net income	(11,053)			39,935			27,965
Allocated to Series
A preferred stock	170			(616)			(431)
Net income available to
common stockholders,
adjusted	(10,883)	6,382,582	(1.71)	39,319	6,382,582	6.16	27,534	6,382,582	4.31

Effect of dilutive securities
Stock options granted by a
listed subsidiary	(4)			(1,429)	-		(537)	-

Diluted EPS:
Net income available to
common stockholders,
including conversion	(10,887)	6,382,582	(1.71)	37,890	6,382,582	5.94	26,997	6,382,582	4.23

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

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign currency risk - The Renminbi (“RMB”) is not a freely convertible currency. The State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. The cash and cash equivalents of the Company included aggregate amounts of HK$59,969 at March 31, 2009 and HK$117,372 at March 31, 2008, which are denominated in RMB.

The PRC subsidiaries conduct their business substantially in the PRC, and their financial performance and position are measured in terms of RMB. Any devaluation of the RMB against the United States dollar would consequently have an adverse effect on the financial performance and asset values of the Company when measured in terms of United States dollars.

Stock-based compensation – Effective April 1, 2006, the Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment (revised 2004)”. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted and recognized over the vesting period. Stock-based compensation expense is included in selling, general and administrative expenses.

Staff retirement plan costs - The Company’s costs related to the defined contribution retirement plans are charged to the consolidated statement of income as incurred.

Translation into United States Dollars - The financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of Hong Kong dollar amounts into U.S. dollars are for the convenience of readers in the United States of America only and have been made at the rate of HK$7.8 to US$1, the approximate free rate of exchange at March 31, 2009. Such translations should not be construed as representations that the Hong Kong dollar amounts could be converted into U.S. dollars at that rate or any other rate.

Advertising and promotion costs – Advertising and promotion expenses are expensed when incurred. Advertising costs included in selling, general and administrative expenses were HK$7,848, HK$10,797 and HK$803 for the years ended March 31, 2009, 2008 and 2007, respectively.

Maintenance and repairs - The Company incurs repair costs in maintaining its real estate property, machinery and equipment. Such maintenance and repair costs are expensed as incurred and not capitalized.

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

Government grant – The unconditional grant from the government is recognized in the statement of income as when the grant becomes receivable.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent changes in accounting pronouncements – In January 2009, the FASB issued FSP No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No.99-20” (FSP No. EITF 99-20-1). This FSP provides additional guidance with respect to how entities determine whether an “other-than-temporary impairment” (OTTI) exists for certain beneficial interests in a securitized transaction, such as asset-backed securities and mortgage-backed securities, that (1) do not have a high quality rating or (2) can be contractually prepaid or otherwise settled such that the holder would not recover substantially all of its investment. FSP No. EITF 99-20-1 amended EITF Issue No. 99-20 to more closely align its OTTI guidance with that of SFAS No. 115, “Accounting for Certain Investment in Debt and Equity Securities.” This FSP had no material impact on such classifications.

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

New accounting standards - In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 on April 1, 2007, and the adoption did not have a material effect on its results of operations or financial position.

The Company is subject to income taxes in the U.S. Federal jurisdiction, and state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is not currently under examination by U.S. Federal and state tax authorities and Hong Kong’s Tax Authority. The Company recognizes interest accrued as interest expense and penalties accrued in operating expenses, if any, for all periods presented. The Company has not accrued interest and penalties related to unrecognized tax benefits as of March 31, 2009.

In September 2006, the FASB issued SFAS 157, Fair Value Measurement ("SFAS 157"). The standard defines fair value and provides a framework for using fair value to measure assets and liabilities. SFAS 157 establishes the principle that fair value should consider characteristics specific to the asset or liability based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 is effective for the Company beginning in fiscal 2009, though early adoption is permitted. The Company has not yet determined the impact this standard will have on its financial statements. In February 2008, the FASB issued FASB Staff Position ("FSP") 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"). FSP 157-2 delays the effective date of SFAS No. 157 from fiscal 2009 to fiscal 2010 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of this standard on April 1, 2008 did not have a significant impact on the Company's financial statements.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

3. OTHER INCOME

	Year ended March 31,
	2009	2008	2007
Other income consists of the following:	HK$	HK$	HK$

Sale of scrapped inventories	-	-	22,461
Gain on sale of property, plant and equipment	1,389	30	-
Dividend income	645	251	369
Gain on sale of marketable securities	-	2,257	4,769
Government grant	1,590	-	-
Others	1,100	1155	1,382

	4,724	3,693	28,981

4. INCOME TAXES

Income is subject to taxation in the various countries in which the Company and its subsidiaries operate.

The components of income before income taxes and minority interests are as follows:

	Year ended March 31,
	2009	2008	2007
	HK$	HK$	HK$

Hong Kong	30,193	40,804	60,309
Other regions in the PRC	(33,707)	157,544	6,514
Corporate expense, net	(18,365)	(2,393)	(1,546)

	(21,879)	195,955	65,277

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

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

4. INCOME TAXES (CONTINUED)

The Company is subject to Hong Kong taxation on their activities conducted in Hong Kong. Under the current Hong Kong laws, dividends and capital gains arising from the realization of investments are not subject to income taxes and no withholding tax is imposed on payments of dividends by the Hong Kong incorporated subsidiaries to the Company.

The Company has subsidiaries which are incorporated in Guangdong Province, China and operate in the special economic zone of Shenzhen. These companies are subject to PRC income taxes at the applicable tax rate (currently 15%) on taxable income based on income tax laws applicable to foreign enterprises.

The provision for income tax (benefit) expense consists of the following:

	Year ended March 31,
	2009	2008	2007
	HK$	HK$	HK$
Current tax
Subsidiaries operating in:
Hong Kong	1,720	1,515	4,448
Other regions	(2,058)	68,132	719
	(338)	69,647	5,167
Deferred tax
Subsidiaries operating in:
Hong Kong	358	3,373	1,254
Other regions	(3,152)	2,247	355
	(2,794)	5,620	1,609
Total	(3,132)	75,267	6,776

A reconciliation between the provision for income tax expense computed by applying the United States statutory tax rate to income before income taxes and minority interests and the actual provision for income tax expenses is as follows:

	Year ended March 31,
	2009	2008	2007
	HK$	HK$	HK$
Applicable U.S. federal tax rate	34%	34%	34%

Provision of income taxes at the applicable U.S.
federal tax rate on income for the year	(7,439)	84,732	22,194
Non-deductible expenses	1,668	3,998	1,328
Non-taxable income	(8,103)	(10,118)	(8,243)
Changes in valuation allowance	6,044	(10,041)	1,990
International rate difference	1,466	(1,065)	(10,617)
Others	3,232	7,761	124

	(3,132)	75,267	6,776

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

4. INCOME TAXES (CONTINUED)

Temporary differences and operating loss carry forwards that give rise to deferred tax assets and liabilities are as follows:

	March 31,
	2009	2008
		HK$
Deferred tax assets:
Unremitted earnings of non-U.S. subsidiaries	9,457	10,638
Operating loss carry forwards	2,967	1,806
Unrealized profit on inventory	5,146	-
Inventory reserve	2,474	-
Valuation allowance	(18,095)	(12,051)

Net deferred tax assets	1,949	393

Deferred tax liabilities:
Undistributed earnings from foreign subsidiaries	(1,400)	(1,400)
Land and building	(4,722)	(6,771)

	(4,173)	(7,778)

The deferred tax balances are classified in the consolidated balance sheet, after appropriate offsetting, as follows:

	Year ended March 31,
	2009	2008
	HK$	HK$
Non-current assets	-	505
Non-current liabilities	(4,173)	(8,283)

	(4,173)	(7,778)

As of March 31, 2009, subsidiaries of the Company had total losses available for carry forward for Hong Kong tax purposes, subject to the agreement of the Hong Kong Inland Revenue Department, amounting to approximately HK$15,828, which have no expiration date. The tax loss carry forwards can only be utilized by the subsidiaries generating the losses.

The Company has recorded a valuation allowance against all of our US federal, Hong Kong and PRC deferred tax assets as of March 31, 2009. In accordance with FAS 109 and based on all available evidence, including our historical results and the uncertainty of predicting our future income, the valuation allowance reduces our deferred taxes to an amount that is more-likely-than-not to be realized.

U.S. deferred tax liabilities of HK$1,400 have been provided for undistributed earnings of foreign subsidiaries. There are undistributed earnings of foreign subsidiaries of approximately HK$208,224 which U.S. deferred tax liabilities have not been provided for because the Company intends to reinvest those earnings permanently.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

5. INVENTORIES

Inventories by major categories are summarized as follows:

	Year ended March 31,
	2009	2008
	HK$	HK$
Raw materials	12,610	14,418
Work in progress	3,306	8,650
Finished goods	26,026	26,327

	41,942	49,395

During the years ended March 31, 2009, 2008 and 2007, the Company made a write-down of inventories, amounting to HK$5,708, HK$19,386, and HK$7,327, respectively.

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

The total contributions made for the years ended March 31, 2009, 2008 and 2007 amounted to HK$2,089, HK$1,524 and HK1,376 , respectively.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the followings:

	Year ended March 31,
	2009	2008
	HK$	HK$
Leasehold land and buildings	83,387	132,076
Plant and machinery	21,197	18,906
Furniture and equipment	8,269	15,262
Motor vehicles	6,911	6,390

	119,764	172,634
Less: Accumulated depreciation	(49,924)	(65,137)

Net book value	69,840	107,497

Depreciation expenses for the years ended March 31, 2009 and 2008 was HK$9,412 and HK$9,243, respectively, of which HK$2,194 and HK$1,749 were included as a component of cost of goods sold in the respective years.

8. REAL ESTATE INVESTMENT

	Year ended March 31,
	2009	2008
	HK$	HK$
At cost:
Leasehold land and buildings
- Hong Kong	38,276	17,622
- Other regions of the PRC	416,203	404,818

	454,479	422,440
Less: Accumulated depreciation	(27,442)	(12,745)

Net book value	427,037	409,695

The real estate investment in other regions of the PRC represents the Company’s interest in an industrial complex known as Man Sang Industrial City located in Gong Ming Zhen, Shenzhen and a market centre with various complex supporting facilities known as China Pearls Jewellery City (“CP&J City”) located in Shanxiahu, Zhuji, Zhejiang Province, the PRC.

A portion of the industrial complex in Shenzhen is used by the Company and a portion is held for lease. The portion of units used by the Company is classified as property, plant and equipment. The portion held for lease is classified as real estate investment and is leased to unaffiliated third parties under non-cancelable operating lease agreements.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

8. REAL ESTATE INVESTMENT (CONTINUED)

A portion of the units in the market center in CP&J City is held for sale and a portion is held for lease. The portion of units held for lease is classified as real estate investment and is leased to unaffiliated third parties under non-cancelable operating lease arrangements. The properties held for sale, valued at approximately HK$156,033, are classified as current assets and have been included separately in the balance sheet under “Completed properties held for sale”.

The real estate investment in Hong Kong principally represents office premises leased to unaffiliated third parties under non-cancelable operating lease agreements. Leases are negotiated for an average term of one to two years and rentals are fixed during the relevant lease period.

Rental income relating to such operating leases is included in gross rental income in the consolidated statements of income and amounted to HK$26,596, HK$6,802 and HK$4,225 for the years ended March 31, 2009, 2008 and 2007, respectively.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

8. REAL ESTATE INVESTMENT (CONTINUED)

The future aggregate minimum rental receivables under non-cancellable operating leases are as follows:

As of March
31, 2009
HK$
Year ending March 31,
2010	20,178
2011	21,664
2012 and after	3,599

45,441

9. PROPERTY UNDER DEVELOPMENT

	Year ended March 31,
	2009	2008
	HK$	HK$
At cost:

Land held for development	97,623	94,646
Construction cost	103,705	29,121

	201,328	123,767

As of March 31, 2009, the Company's real estate investment (note 8), completed properties held for sale, restricted cash and property under development (note 9) with net book values of HK$123,525, HK$40,887, HK$17,000 and HK$97,623, respectively, were pledged as collateral for bank credit facilities of HK$392,100, of which we have utilized HK$192,100 as of March 31, 2009. There is no restriction on the use of the assets pledged for such facilities.

10. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the followings:

	Year ended March 31,
	2009	2008
	HK$	HK$
Accrued expenses	22,843	11,743
Deposits received	-	1,549
Purchase consideration for a business	1,000	1,000
Others	4,964	4,210

	28,807	18,502

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

11. COMMITMENTS

The Company leases premises under various operating leases which do not contain any escalation clauses and all of the leases contain a renewal option. Rental expense under operating leases was HK$12,289, HK$24,975 and HK$3,334 for the years ended March 31, 2009, 2008 and 2007, respectively.

As of March 31, 2009, the Company and its subsidiaries were obligated under non-cancelable operating leases requiring minimum rentals as follows:

As of March
31, 2009
HK$
Year ending March 31,
2010	14,365
2011	10,188
2012	1,845
2013	943
2014	450
27,791

As of March 31, 2009, the Group had capital commitment of HK$117,173 in relation to the construction cost and land acquisition for CP&J City.

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

In August 2007, we entered into a mortgage collaboration agreement with a PRC bank pursuant to which we agreed to indemnify the bank for any failure on the part of purchasers of property at China Pearls and Jewellery City to repay outstanding loans on properties for which we had not yet obtained certificates of title and delivered such certificates to the bank as collateral. In February 2009, we obtained all certificates of title for the purchased property subject to the mortgage collaboration agreement, which we will deliver to the bank following the completion of certain administrative procedures to formally transfer title to purchasers of these properties. As of March 31, 2009, the loans for which we had provided such indemnification totaled HK$52.2 million.

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

Holders of the 100,000 issued and outstanding shares of Series A preferred stock (the “Series A preferred shares”) are entitled, as a class, to an aggregate of 3,191,225 votes at Annual Meeting of the Company in all matters voted on by stockholders and a liquidation preference of US$25 (in dollar) per share. Except for the foregoing, the holders of the Series A preferred shares have no preferences or rights in excess of those generally available to the holders of common stock. The holders of Series A preferred shares are entitled to participate in any dividends paid ratably with the holders of common stock.

The directors have authorized a series of preferred stock designated as Series B convertible preferred stock (the “Series B preferred shares”). A total of 100,000 Series B preferred shares were authorized. Except to the extent declared by the directors from time to time, if ever, no dividends are payable with respect to the Series B preferred shares. Additionally, the Series B preferred shares have no voting rights except that the approval of holders of a majority of such shares is required to (1) authorize, create or issue any shares of any class or series ranking senior to the Series B preferred shares as to liquidation preference, (2) amend, alter or repeal, by any means, the Company’s certificate of incorporation if the powers, preferences, or special rights of the Series B preferred shares would be adversely affected, or (3) become subject to any restriction on the Series B preferred shares, other than restrictions arising solely under Nevada law or existing under the certificate of incorporation as in effect on December 31, 1995. The Series B preferred shares have a liquidation preference of US$1,000 (in dollar) per share and are subject, at the election of the Company, to redemption or conversion at such price after December 31, 1997. At March 31, 2009, no shares of Series B preferred stock were outstanding.

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

On August 1, 2008, the refreshment of the 2002 Scheme was approved by it shareholders in annual general meeting 2008. Following the refreshment, the number of common shares available for future issuance under 2002 Scheme refreshed from 2,187,093 shares to 122,474,021 shares. As of March 31, 2009, 39,000,000 options was outstanding and 122,474,021 options was available for future grant under the 2002 Scheme.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

14. STOCK OPTION PLANS (CONTINUED)

During the year ended March 31, 2007, 3,000,000 share options were exercised at price of HK$0.253.

During the year ended March 31, 2008, 8,000,000 and 13,000,000 stock options were exercised at prices of H$K0.253 and HK$0.233, respectively.

A summary of the number of outstanding and exercisable options under the 2002 Scheme as of March 31, 2009, and changes during the year then ended is presented as follows:

	Number of	Exercise prices (the weighted
	MSIL	average exercise price in
	Options	parenthesis)
Outstanding as of April 1, 2007	60,000,000	HK$0.253, HK$0.233 and
		HK$0.500 (HK$0.267)
Exercised	(21,000,000)	HK$0.253 and HK$0.233
		(HK$0.241)
		HK$0.253, HK$0.233 and
Outstanding as of March 31, 2008 and March 31, 2009	39,000,000	HK$0.500 (HK$0.281)

		HK$0.253 and HK$0.233 and
Exercisable as of March 31, 2008 and March 31, 2009	39,000,000	HK$0.500 (HK$0.281)

As of March 31, 2009, the aggregate intrinsic value of the outstanding and exercisable MSIL options was HK$2,418.

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

14. STOCK OPTION PLANS (CONTINUED)

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

No options were available for future grant as the Plan has been terminated during the year ended March 31, 2006.

On August 1, 2007, the Company’s shareholders approved the 2007 Stock Option Scheme (“2007 MHJ Scheme”) of the Company. Under the 2007 MHJ Scheme, options may be granted to eligible employees and consultants to purchase shares of the Company. The Plan is designed to enable the Company and its subsidiaries to attract, retain and motivate selected employees and consultants. The 2007 MHJ Scheme will remain effective until July 31, 2017 unless terminated earlier by Board of Directors.

The maximum number of shares of common stock which may be issued or delivered and as to which awards may be granted under the 2007 MHJ Scheme was 1,500,000 shares. The exercise price for a stock option shall be (A) determined by the Board or a committee designated by the Board (“Committee”), (B) set forth in the option agreement, and (C) not less than 100% of the fair market value of the common stock on the date of grant of such stock option.

The duration of each option will be determined by the Board or the Committee, but no option under 2007 MHJ Scheme may be exercised in whole or in part more than ten years after its date of grant.

During fiscal year 2009, no options were granted under 2007 MHJ Scheme. As of March 31, 2009, 1,500,000 options were available for future grant.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

14. STOCK OPTION PLANS (CONTINUED)

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

The weighted average fair value of the MSIL Options granted during the year ended March 31, 2008 were HK$0.10 per option (in dollar), respectively. Cash received from the exercise of MSIL Options during the year ended March 31, 2008 was HK$5,053. No MSIL Options was exercised during the year ended March 31, 2009. As of March 31, 2009, the weighted average remaining contractual term of the MSIL Options was 2.96 years.

The total compensation expense recognized in the consolidated statements of income for the years ended March 31, 2008 and 2007 was HK$1,290, HK$5,317, respectively. No MSIL Options was granted during the year ended March 31, 2009. As of March 31, 2009, there was no unrecognized compensation cost related to unvested stock options.

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

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

15. ACQUISITION AND INVESTMENT IN AFFILIATES (CONTINUED)

Reconciliation of cash received for the acquisition of 6% controlling interest in CPJC

HK$
Purchase price	(49,440)
Loan assignment	(10,560)
Cash received at time of acquisition	135,396
75,396

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

As at
April 12,
2007
HK$
Acquisition costs – direct	49,440
Direct costs	666
50,106

Current assets	190,402
Property, plant and equipment	207,044
Total assets acquired	397,446

Current liabilities	(269,236)
Deferred tax liabilities	(1,903)
Long term debt	(140,000)
Total liabilities assumed	(411,139)

Net liability assumed	(13,693)

Excess of cost over fair value of net assets acquired, Goodwill	63,799

The minority interest from CPJC has been reduced to zero and the minority shareholder of CPJC has not guaranteed the losses and will not provide for additional losses. As such, the Company will absorb 100% of the losses until future earnings materialize, at which time the majority interest shall be credited to the extent of such losses previously absorbed.

Unaudited pro forma results of operation for the years ended March 31, 2009 and 2008, are as follows. The amounts are shown as if the acquisition had occurred at the beginning of the period presented:

Year Ended
March 31,2008
HK$
Pro forma revenues, including rental income	640,493
Pro forma net income	39,341
Earnings per share – Basic pro forma	6.16
Diluted pro forma	5.84

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

15. ACQUISITION AND INVESTMENT IN AFFILIATES (CONTINUED)

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

In November 2007, China Pearls and Jewellery International City Co. Ltd. (“CPJI”), a subsidiary of the Company, invested HK$104 to establish a company in the PRC and holds 20% of its total stake. The company is inactive as of March 31, 2009. During the year the Company shared equity loss of an affiliate of HK$54.

16. GOODWILL

The goodwill balance by business segment was as follows:

Real Estate Operations

HK$
Balance as of March 31, 2008 and March 31, 2009	63,799

SFAS No. 142, “Goodwill and Other intangible Assets” requires that goodwill be tested for impairment at least annually. The Company completed its annual goodwill impairment test in the fourth quarter of the fiscal year 2009 and determined that no impairment existed.

17. SECURED DEBT

As at March 31, 2009, the Company’s secured debt is comprised of the following:

Secured debt, varying interest rates per annum from 5.4% to 8.1%, due July 2009 to January 2011, which matures in:

Year ended March 31,	HK$
2010	90,400
2011	101,700
192,100

Secured debt generally requires monthly interest payments and repayment of principal when due. Secured debt is secured by guarantees or land under development in the PRC. As of March 31, 2009, the total gross book value of land securing the debt was HK$230.7 million. As of March 31, 2009, the secured debt bore interest at variable rates, and the weighted average interest rate was 6.64% per annum.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

18. RELATED PARTY TRANSACTIONS

During the periods presented, certain leasehold properties were provided free of charge to Messrs. Cheng Chung Hing and Cheng Tai Po for their residential use.

During the years ended March 31, 2009, 2008 and 2007, the Group sold jewelry products amounting to HK$39, HK$250 and HK$600, respectively, to China South City Holdings Limited (“China South City”), a company in which Messrs. Cheng Chung Hing and Cheng Tai Po have beneficial interests.

During the years ended March 31, 2008 and 2007, a reimbursement amounting to HK$456 and HK$568 was received, respectively, from China South City for the salaries of staff who had provided services to China South City.

In addition, motor vehicle rental charges were paid to China South City during the years ended March 31, 2008 amounted to HK$209.

During the year ended March 31, 2008, the Group acquired a motor vehicle amounting to HK$324, at net book value, from China South City.

On July 1, 2008, the Company entered into the Sharing of Office Agreement with China South City, pursuant to which the Company agreed to share certain portion of the Premises with China South City for use as its office spaces for a term expiring on 16 March 2011. During the year ended March 31, 2009, China South City paid HK$1,412 to the Company in this regard.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

19. CONCENTRATIONS OF CREDIT RISK

a. Major customers

A substantial percentage of the Company’s sales is made to a small number of customers and is typically on an open account basis. For the year ended March 31, 2009, one of our customers accounted for more than 10.0% of our total sales, and our five largest customers accounted for approximately 47.4% (2008: 41.9%), with the largest customer accounting for approximately 15.1% (2008: 10.4%) of our total sales.

Details of the amounts receivable from the five customers with the largest receivable gross balances as of March 31, 2009 and 2008 are as follows:

	Percentage of accounts
	receivable March 31,
	2009	2008
Five largest receivable balances	37.1%	32.5%

An analysis of the allowance for doubtful accounts for accounts receivables for each of the three years in the period ended March 31, 2009 is as follows:

	Year ended March 31,
	2009	2008	2007
	HK$	HK$	HK$
Balance at beginning of year	17,124	22,436	22,265
Addition (Reduction) of allowance charged to
statement of income	27,478	(5,303)	1,551
Direct write-off charged against allowance	-	(9)	(1,380)
Translation	(405)	-	-

Balance at end of year	44,197	17,124	22,436

b. Deposits in financial institution

As of March 31, 2009 and 2008 substantially all of the Group’s cash and cash equivalents and time deposits were held by major financial institutions located in Hong Kong, the PRC and United States which management believes are of high credit quality.

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance. Cash balances held in PRC bank accounts to HK$42,773 and HK$116,047 as of March 31, 2009 and 2008, respectively. As of March 31, 2009 and 2008, the Company held HK$2,257 and HK$925 of cash balances within the United States of which HK$1,477 and HK$145 was in excess of FDIC insurance limits, respectively.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

20. FAIR VALUE MEASUREMENTS

The Company adopted SFAS No. 157, “Fair Value Measurements” effective January 1, 2008. Under SFAS No. 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at measurement date. SFAS 157 also establishes a fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liabilities, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The Company classifies its marketable securities as available-for-sale. The marketable securities were equity securities that are traded in an active market. Closing stock prices are readily available from active markets and are used as being representative of fair value. The Company classifies these securities as level 1 input for measuring fair value. Marketable securities comprise:

	March 31,	March 31,
	2009	2008
	HK$	HK$
Publicly traded corporate equity securities listed in Hong Kong,
net of other-than-temporary impairment	16,962	3,560

Gross unrealized gains	1,657	1,851

Fair value of marketable securities using inputs as level 1	18,619	5,411

The realized (loss) gain of marketable securities for the periods was as follows:

	March 31,	March 31,
	2009	2008
Sale proceeds at market price	79,955	4,250
Specific identification cost of the securities,
net of other-than-temporary decline value	(83,425)	(1,993)
Realized (loss) gain	(3,470)	2,257

As of March 31, 2009, the Company holds a total of 13 publicly traded equity securities listed on the Hong Kong stock exchange. The Company regularly reviews its marketable securities to identify and evaluate the marketable securities that have indications of possible impairment. Factors considered in determining whether a loss is temporary include: the length of time and extent to which fair market value has been lower than the cost basis, the financial condition and near-term prospects of the investee, credit quality, and the Company's ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in fair market value. 12 out of these 13 investment positions are at an unrealized loss or other than temporary decline in fair market value position as of March 31, 2009. We assessed the decline in fair market value for most of these securities as other than temporary and expect the recovery to take in excess of one year. As such, we have recorded an other than temporary impairment of HK$5,148 for the year ended March 31, 2009.

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

Contributions of the major activities, profitability information and asset information are summarized below:

	Year ended March 31,
	2009	2008	2007
	HK$	HK$	HK$
Revenues from external customers:
Pearls	316,703	405,444	398,279
Real estate, including rental income	43,031	235,049	4,225

	359,734	640,493	402,504

Operating (loss) income:
Pearls	(2,349)	39,824	28,565
Real estate	(29,949)	124,088	(1,663)

	(32,298)	163,912	26,902

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

21. SEGMENT INFORMATION (CONTINUED)

	Year ended March 31,
	2009	2008	2007
	HK$	HK$	HK$
Depreciation and amortization:
Pearls	6,952	6,440	5,820
Real estate	12,793	4,211	1,561
Corporate assets	888	918	918

	20,633	11,569	8,299

Capital expenditure for segment assets:
Pearls	8,531	6,881	8,929
Real estate	76,866	466,147	-

	85,397	473,028	8,929

Segment assets:
Pearls	643,357	648,480	572,466
Real estate	1,020,942	1,090,346	60,979
Corporate assets (note)	51,330	42,811	45,664

	1,715,629	1,781,637	679,109

Long-lived assets:
Pearls	35,336	46,108	154,674
Real estate	694,559	623,339	60,979
Corporate assets	32,161	35,920	36,838

	762,056	705,367	252,491

Note: Corporate assets consist principally of marketable securities and leasehold land and buildings held as quarters used by certain directors and employees of the Company.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

21. SEGMENT INFORMATION (CONTINUED)

	Year ended March 31,
	2009	2008	2007
	HK$	HK$	HK$
Net sales to unaffiliated customers:

Real Estate operations
PRC	16,435	228,247	-

Pearl operations
Hong Kong	15,966	26,848	29,929
North America	69,945	104,185	114,076
Europe	152,957	168,616	155,015
Asian countries, other than Hong Kong	52,194	78,915	79,303
Others	25,641	26,880	19,956
	316,703	405,444	398,279

	333,138	633,691	398,279

All of the Company’s sales of pearls are coordinated through the Hong Kong subsidiaries and an analysis by destination

The Company operates in only one geographic area. The location of the Company’s identifiable assets is as follows:

	Year ended March 31,
	2009	2008	2007
	HK$	HK$	HK$
Hong Kong	653,294	555,298	484,882
Other regions of the PRC	1,062,335	1,226,339	194,227

	1,715,629	1,781,637	679,109

The Company derived operating revenue from the following customers, which accounted for over 10% of operating revenue:

	Year ended March 31,
	2009		2008		2007
	HK$	%	HK$	%	HK$	%
Customer A	47,789	15	66,097	10	63,765	16

Accounts receivable related to this customer was HK$11,947 and HK$14,967 as of March 31, 2009 and 2008, respectively.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

22. QUARTERLY DATA (UNAUDITED)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	HK$	HK$	HK$	HK$
2009
Net sales	89,353	110,223	78,260	55,302
Gross profit	36,560	40,370	26,974	11,204
Operating income (loss)	11,422	11,087	(5,760)	(49,047)
Net income (loss)	4,199	5,006	(3,423)	(16,835)

Basic earnings per common share (in dollar)	0.65	0.77	(0.53)	(2.60)
Diluted earnings per common share (in dollar)	0.63	0.76	N/A	N/A

2008
Net sales	100,652	109,407	108,616	315,016
Gross profit	35,062	38,161	34,002	121,014
Operating income	17,800	6,013	(4,594)	91,436
Net income	8,898	3,695	4,229	23,113

Basic earnings per common share (in dollar)	1.37	0.57	0.65	3.57
Diluted earnings per common share (in dollar)	1.30	0.54	0.62	3.51

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 31, 2007, our Audit Committee approved the resignation of Moores Rowland Mazars (“MRM”) as our independent auditors, effective May 31, 2007. On May 31, 2007, the Audit Committee appointed Grant Thornton as the Company’s new independent auditors, effective from Jun 1, 2007. There was no disagreement between the Company and MRM as our independent auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MRM, would have caused MRM to make reference to the subject matter of the disagreement in connection with its report. We reported the change of independent auditors on Form 8-K filed on June 4, 2007 with the SEC, which is incorporated herein by reference.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in our reports under the Securities and Exchange Act of 1934, as amended. In accordance with Rule 13a-15(b) of the Securities and Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009, the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009 to ensure that information we are required to disclose under applicable laws and regulations is (1) recorded, processed, summarized and reported in a timely manner; and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. No change was made in our internal control over financial reporting during the fiscal year ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting includes, among other things (i) maintaining records that are in reasonable detail and accurately and fairly reflect our transactions and dispositions of assets; (ii) providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; (iii) providing reasonable assurance that our receipts and expenditures are made in accordance with management authorization; and (iv) providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements is prevented or detected on a timely basis.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this report based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) using the criteria in Internal-Control Integrated Framework. In order to assist our management to evaluate the effectiveness of our internal control over financial reporting, we engaged an independent registered public accounting firm to perform our internal control review and assessment. Based on this evaluation, we identified a material weakness in our internal control over financial reporting as of March 31, 2009.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of March 31, 2009, we identified a material weakness related to the policies and procedures that we had put in place for the review of our goodwill impairment test.

During fiscal year 2009, we performed a goodwill impairment test to assess any impairment on the carrying amount of our recorded goodwill. Due to an oversight in our policies and procedures for the review of the calculations and results of our goodwill impairment test, we were unable to detect certain clerical errors in our calculations. Although this oversight did not affect our conclusion based on the results of our goodwill impairment test, it did create a reasonable possibility that a material misstatement of our annual or interim financial statements resulting from inaccurate calculations and results of our goodwill impairment test would not be prevented or detected on a timely basis. Accordingly, we determined that this control deficiency constituted a material weakness.

During the preparation of our annual report on Form 10-K, the underlying circumstances of this material weakness were fully communicated to and considered by our independent registered public accounting firm to ensure that an accurate and proper goodwill impairment test was performed and that the appropriate accounting treatment was recorded in the financial statements included in this Form 10-K.

We have developed the following remediation plan to address this material weakness and we are proceeding expeditiously with the following measures to enhance our internal control over financial reporting:

  We will strengthen and formalize our existing procedures for the review of the calculations and results of our goodwill impairment test to ensure that the material weakness does not impair our ability to produce accurate and timely financial statements. These policies and procedures will require that our test of goodwill impairment be subject to an independent review.

  Our Audit Committee will monitor these remediation efforts and may direct additional measures as deemed appropriate.

Accordingly, our management believes that the accounting for goodwill impairment included in this Form 10-K fairly presents in all material respects our financial position, results of operations and cash flows for the periods presented.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change was made in our internal control over financial reporting during fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described immediately above under the heading “Management’s Report on Internal Control over Financial Reporting” and immediately below under the heading “Remediation of Past Material Control Weaknesses.”

Remediation of Past Material Control Weaknesses

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by our Form 10-K filed on June 27, 2008. This evaluation was based on (a) the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) using the criteria in Internal Control-Integrated Framework. Based on this evaluation, we identified a material weakness in our internal control over financial reporting prior to the filing of our Form 10-K on June 27, 2008.

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

  We are taking steps to create a new disclosure review group in order to further formalize our internal review processes related to preparation of our reports filed with the SEC and other public disclosures, which will include directors, executive management, senior financial management and senior operating personnel; and

  We are expanding our educational assistance to all our accounting staff to ensure a thorough and consistent understanding of changes in accounting principles and modifications and enhancement in our internal controls and procedures.

In addition, we will consult external accounting professionals when encountering new and complex accounting transactions and will continue to refine and enhance our internal control procedures. Accordingly, management believes that the accounting for property development and sales of new properties included in this Form 10-K fairly presents in all material respects our financial position, results of operations and cash flows for the periods presented.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in the Company’s proxy statement for its 2009 annual meeting of stockholders, which will be filed with the SEC within 120 days after March 31, 2009 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company’s proxy statement for its 2009 annual meeting of stockholders, which will be filed with the SEC within 120 days after March 31, 2009 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the heading “Equity Compensation Plan Information” is included in Item 5 of this Annual Report on Form 10-K. The remaining information required by this Item will be included in the Company’s proxy statement for its 2009 annual meeting of stockholders, which will be filed with the SEC within 120 days after March 31, 2009 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the Company’s proxy statement for its 2009 annual meeting of stockholders, which will be filed with the SEC within 120 days after March 31, 2009 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in the Company’s proxy statement for its 2009 annual meeting of stockholders, which will be filed with the SEC within 120 days after March 31, 2009 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Items Filed as Part of this Report:

1. Financial Statements

The financial statements of the Company as set forth in the Index to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K are hereby incorporated by reference.

2. Financial Statement Schedules

Schedule II – Valuation and qualifying accounts

	Balance at	Charged /
	beginning	(credited)	Deductions	Balance at end
Description	of the year	to expenses	Note(1)	of the year
Year ended March 31, 2009
Allowance for doubtful debt	20,042	27,073	-	47,115
Deferred tax asset valuation
allowance	12,051	6,044	-	18,095

Year ended March 31, 2008
Allowance for doubtful debt	26,201	(5,303)	(856)	20,042
Deferred tax asset valuation
allowance	2,010	(10,041)	-	12,051

Year ended March 31, 2007
Allowance for doubtful debt	26,031	1,551	(1,379)	26,201
Deferred tax asset valuation
allowance	2,622	(612)	-	2,010
____________________

(1)	Bad debts write-offs

Schedule III – Real estate and accumulated depreciation

											Life on
					Gross Amount at Which						which
		Initial Cost to Company		Cost	Carried at Close of Period			Accumulated			depreciation
			Land,	Capitalized		Land,		depreciation			At latest Income
			Building	Subsequent to		Building		and	Date of	Date	Statement
Descriptions	Encumbrance	Land	improvement	acquisition	Land	improvement	Total	Amortization	Construction	Acquired	is computed
	HK$'000	HK$'000	HK$'000	HK$'000	HK$'000	HK$'000	HK$'000	HK$'000
Office Building
-Wing Tuck	-	-	837	-	-	837	837	424	1982	May 14, 1988	50 years
-19/F Railway	31,324	-	37,439	-	-	37,439	37,439	6,115	1995	Feb 28, 2001	50 years

Industrial Building
- 20 Blocks of Man Hing
Industrial City	-	-	42,279	-	-	42,279	42,279	10,396	1992-1994	1992-1994	50 years

Market Centre
- CP & J City	230,764	96,599	277,325	-	96,599	277,325	373,924	10,507	2008	2008	50 years
	262,088	96,599	357,880	-	96,599	357,880	454,479	27,442

Reconciliations of total real estate carrying value are as follows:

	Year Ended March 31,
	2009	2008	2007
	HK$'000	HK$'000	HK$'000
Balancing at beginning of period	422,440	75,290	75,290
Addition during period : -
Acquisition	48,824	365,807	-
	471,264	441,097	75,290
Deduction during period : -
Deposition of real estate	(16,785)	(18,657)	-
Balance at end of period	454,479	422,440	75,290

Reconciliations of accumulated depreciation are as follows:

	Year Ended March 31,
	2009	2008	2007
	HK$'000	HK$'000	HK$'000
Balancing at beginning of period	12,745	14,311	12,452
Addition during period : -
charged to profit or loss	18,321	2,576	1,859
	31,066	16,887	14,311
Deduction during period : -
Deposition of real estate	(3,624)	(4,142)	-
Balance at end of period	27,442	12,745	14,311

(b) Report on Form 8-K

A report on Form 8-K was filed on April 28, 2009 regarding the following: Man Sang International Limited (“MSIL”), which is our principal operating subsidiary and a listed company on The Stock Exchange of Hong Kong Limited (the “Hong Kong Stock Exchange”) (Stock Code: 938), issued an announcement pursuant to Rule 13.09 of the Rules Governing the Listing of Securities (the “Listing Rules”) of the Hong Kong Stock Exchange informing shareholders and potential investors of MSIL that the board of directors of MSIL expects MSIL, together with its subsidiaries (the “Group”), to record a loss for the year ended March 31, 2009. The expected loss is primarily attributable to a downturn of the property markets in Hong Kong and the People’s Republic of China.

(c) Exhibits

The exhibits listed under Item 15(c) are filed herewith or have been included as exhibits to previous filings with the SEC, and are incorporated by reference as indicated below.

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Man Sang Holdings, Inc., including the Certificate of Designation, Preferences and Rights of a Series of 100,000 Shares of Preferred Stock, $.001 Par Value, Designated “Series A Preferred Stock,” filed on January 12, 1996 (1)

3.2	Certificate of Designation, Preferences and Rights of a Series of 100,000 Shares of Preferred Stock, $.001 Par Value, Designated “Series B Preferred Stock,” dated April 1, 1996 (2)

3.3	Amended Bylaws of Man Sang Holdings, Inc., effective as of January 10, 1996 (1)

3.4	Amended and Restated Bylaws of Man Sang Holdings, Inc., amended and effective as of August 4, 2005 (11)

3.5	Amended and Restated Bylaws of Man Sang Holdings, Inc., amended and effective as of December 14, 2007 (13)

10.1	Acquisition Agreement, Dated December 1995, between Unix Source America, Inc. and the Shareholders of Man Sang International (B.V.I.) Limited (1)

10.2	Tenancy Agreement, dated June 24, 1996, between Same Fast Limited and Man Sang Jewellery Company Limited (3)

10.3	Man Sang Holding, Inc. 1996 Stock Option Plan (3)

10.4	Service Agreement, dated September 8, 1997, between Man Sang International Limited and Cheng Chung Hing (5)

10.5	Service Agreement, dated September 8, 1997, between Man Sang International Limited and Cheng Tai Po (5)

10.6	Service Agreement, dated September 8, 1997, between Man Sang International Limited and Hung Kwok Wing (5)

10.7	Service Agreement, dated September 8, 1997, between Man Sang International Limited and Sio Kam Seng (5)

10.8	Service Agreement, dated September 8, 1997, between Man Sang International Limited and Ng Hak Yee (5)

10.9	Service Agreement, dated September 8, 1997, between Man Sang International Limited and Yan Sau Man Amy (5)

10.10	Contract dated November 8, 1997, between Nan’ao Shaohe Pearl Seawater Culture Co., Ltd. of Guangdong Province, People’s Republic of China, Man Sang Jewellery Co., Ltd. of Hong Kong and Chung Yuen Company o/b Golden Wheel Jewellery Mfr. Ltd. of Hong Kong to establish a cooperative joint venture in Nan’ao County, Guangdong Province, People’s Republic of China (6)

10.11	Agreement dated January 2, 1998, between Overlord Investment Company Limited and Excel Access Limited, a subsidiary of the Company, pursuant to which Excel Access Limited will purchase certain real property located at Flat A, 33rd Floor, of Valverde, 11 May Road, Hong Kong for HK$15,050,000 (6)

10.12	Agreement for Sale and Purchase dated March 7, 1998, between City Empire Limited and Wealth-In Investment Limited, a subsidiary of the Company, pursuant to which Wealth-In Investment Limited purchased certain real property located at Flat B on the 20th Floor of The Mayfair, One May Road, Hong Kong, at a purchase price of HK$39,732,200 (7)

10.13	Service Agreement, dated February 10, 2000, between Man Sang International Limited and Wong Ka Ming (8)

10.14	Service Agreement, dated August 31, 2000, between Man Sang International Limited and Cheng Chung Hing (9)

10.15	Service Agreement, dated August 31, 2000, between Man Sang International Limited and Cheng Tai Po (9)

10.16	Service Agreement, dated August 31, 2000, between Man Sang International Limited and Yan Sau Man, Amy (9)

10.17	Service Agreement, dated August 31, 2003, between Man Sang International Limited and Cheng Chung Hing (10)

10.18	Service Agreement, dated August 31, 2003, between Man Sang International Limited and Cheng Tai Po (10)

10.19	Service Agreement, dated August 31, 2003, between Man Sang International Limited and Yan Sau Man, Amy (10)

10.20	Service Agreement, dated August 31, 2006, between Man Sang International Limited and Cheng Chung Hing (14)

10.21	Service Agreement, dated August 31, 2006, between Man Sang International Limited and Cheng Tai Po (14)

10.22	Service Agreement, dated August 31, 2006, between Man Sang International Limited and Yan Sau Man, Amy

10.23	Man Sang Holdings, Inc. 2007 Stock Option Plan

10.24	Service Agreement, dated August 8, 2008, between Man Sang International Limited and Wong Hung Flavia Yuen Yee

10.25	Agreement for the Sale and Purchase of Shares in China Pearls and Jewelry City Holdings Limited dated March 8, 2007 by and between Tiptop Sky Holdings Limited and Smartest Man Holdings Limited (12)

21.1	Subsidiaries of the Company

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

____________________

(1)	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K dated January 8, 1996

(2)	Incorporated by reference to the exhibits filed with the Company’s Registration Statement on Form 8-A dated June 17, 1996

(3)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10- QSB for the quarterly period ended December 31, 1996

(4)	Incorporated by reference to the Form 10- KSB/A for the fiscal year ended March 31, 1997

(5)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997

(6)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997

(7)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998

(8)	Incorporated by reference to the exhibits filed with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000

(9)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000

(10)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003

(11)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005

(12)	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K dated March 12, 2007

(13)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007

(14)	Incorporated by reference to the exhibits filed with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAN SANG HOLDINGS, INC.

Date: June 11, 2009

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ CHENG Chung Hing, Ricky	Chairman of the Board, President,	June 11, 2009
CHENG Chung Hing, Ricky	and Chief Executive Officer
(principal executive officer)

/s/ PAK Wai Keung, Martin	Chief Financial Officer	June 11, 2009
PAK Wai Keung, Martin	(principal accounting officer)

/s/ CHENG Tai Po	Vice Chairman of the Board	June 11, 2009
CHENG Tai Po

/s/ LAI Chau Ming, Matthew	Director	June 11, 2009
LAI Chau Ming, Matthew

/s/ WONG Gee Hang, Henry	Director	June 11, 2009
WONG Gee Hang, Henry

/s/ TSUI King Chung, Francis	Director	June 11, 2009
TSUI King Chung, Francis