Form 10-Q
period 2009-06-30
MAN SANG HOLDINGS INC
filed 2009-08-14
CIK 807630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No __

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No

     As of August 14, 2009, 6,382,582 shares of the Registrant’s common stock were outstanding.

MAN SANG HOLDINGS, INC.
TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts expressed in thousands, except per share amounts)

			As of March
	As of June 30, 2009		31, 2009
	US$	HK$	HK$
ASSETS
Current assets:
Cash and cash equivalents	71,617	558,613	493,146
Restricted cash	2,179	17,000	17,000
Marketable securities	656	5,120	18,619
Accounts receivable, net of allowance for doubtful
accounts of HK$40,129 and HK$44,197 as of June
30, 2009 and March 31, 2009, respectively	9,239	72,063	98,649
Completed properties held for sale	19,877	155,036	156,033
Inventories:
Raw materials	1,379	10,754	12,610
Work in progress	432	3,372	3,306
Finished goods	2,950	23,009	26,026
	4,761	37,135	41,942
Prepaid expenses	1,185	9,245	10,883
Receivable from sale of financial assets contracts	-	-	39,608
Deposits and other receivables, net of allowance for
doubtful accounts of HK$2,918 as of June 30, 2009
and March 31, 2009	3,220	25,115	22,320
Deposit on acquisition of land held for development	6,594	51,436	51,436
Income taxes receivable	431	3,359	3,937
Total current assets	119,759	934,122	953,573

Property, plant and equipment	15,488	120,807	119,764
Accumulated depreciation	(6,656)	(51,921)	(49,924)
	8,832	68,886	69,840
Real estate investment	58,267	454,479	454,479
Accumulated depreciation	(3,888)	(30,326)	(27,442)
	54,379	424,153	427,037

Property under development	26,752	208,664	201,328
Investment in and advance to an affiliate	8	63	52
Goodwill	8,179	63,799	63,799
Total assets	217,909	1,699,687	1,715,629

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – CONTINUED
(Unaudited)
(Amounts expressed in thousands, except per share amount)

			As of March 31,
	As of June 30, 2009		2009
	US$	HK$	HK$
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Secured debts – current portion	17,385	135,600	90,400
Accounts payable	13,574	105,875	109,964
Accrued payroll and employee benefits	989	7,715	9,295
Receipt in advance	20,420	159,275	168,273
Loan from non-controlling interest	14,654	114,300	114,300
China tax payable	1,677	13,080	14,417
Other accrued liabilities	3,134	24,449	28,807
Income taxes payable	9,035	70,473	68,507
Total current liabilities	80,868	630,767	603,963

Deferred tax liabilities	546	4,259	4,173
Secured debts	7,243	56,500	101,700
Total liabilities	88,657	691,526	709,836

Stockholders' equity:
Controlling interests:
Series A preferred stock, par value US$0.001
- authorized, issued and outstanding: 100,000 shares;
(entitled in liquidation to US$2,500 (HK$19,500))	-	1	1
Series B convertible preferred stock, par value US$0.001
- authorized: 100,000 shares; no shares outstanding	-	-	-
Common stock, par value US$0.001
- authorized: 31,250,000 shares;
issued and outstanding: 6,382,582 shares
as of June 30, 2009 and March 31, 2009	6	49	49
Additional paid-in capital	15,024	117,184	117,184
Retained earnings	35,291	275,267	274,568
Accumulated other comprehensive income	1,658	12,935	13,148
Total Man Sang Holdings Inc. stockholders' equity	51,979	405,436	404,950
Non-controlling interests	77,273	602,725	600,843
Total stockholders' equity	129,252	1,008,161	1,005,793
Total liabilities and stockholders' equity	217,909	1,699,687	1,715,629

See accompanying notes to condensed consolidated financial statements.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(Amounts expressed in thousands, except per share amounts )

		Three Months Ended June 30,
		2009		2008
		US$	HK$	HK$
Net sales	– Pearl operations	5,822	45,414	81,831
	– Real estate operations	411	3,208	7,522
		6,233	48,622	89,353
	Cost of sales	(4,250)	(33,152)	(52,793)
	Gross profit	1,983	15,470	36,560
	Rental income, gross	742	5,791	5,952
	Expenses from rentals	(556)	(4,341)	(4,618)
		186	1,450	1,334
	Selling, general and administrative expenses	(2,407)	(18,784)	(26,472)
	Operating (loss) income	(238)	(1,864)	11,422
	Equity in gain (loss) of an affiliate	1	11	(28)
	Interest income	69	536	2,549
	Other income	648	5,054	1,091
	Income before income taxes	480	3,737	15,034
	Income tax expenses	(108)	(840)	(3,172)
	Net income	372	2,897	11,862
	Less: Net income attributable to non-controlling interests	(282)	(2,198)	(7,663)
	Net income attributable to Man Sang Holdings, Inc.	90	699	4,199

	Other comprehensive income (loss), net of taxes
	- Foreign currency translation adjustments	2	19	2,704
	- Unrealized holding gain (loss) on marketable securities	116	906	(655)
	- Reclassification adjustment for realized loss on marketable
	securities	(186)	(1,454)	-
	Total other comprehensive income (loss), net of taxes	(68)	(529)	2,049
	Less: Total other comprehensive (income) loss attributable to
	non-controlling interests, net of taxes	41	316	(1,222)
	Total other comprehensive income (loss) attributable to Man Sang
	Holdings Inc., net of taxes	(27)	(213)	827
	Comprehensive income	304	2,368	13,911
	Less: Comprehensive income attributable to non-controlling
	interests	(241)	(1,882)	(8,885)
	Comprehensive income attributable to Man Sang Holdings Inc.	63	486	5,026
	Basic earnings per common share	0.01	0.11	0.65
	Diluted earnings per common share	0.01	0.11	0.63
	Weighted average number of shares
	of common stock outstanding:
	- basic earning per share	6,382,582	6,382,582	6,382,582
	- diluted earning per share	6,382,582	6,382,582	6,382,582

See accompanying notes to condensed consolidated financial statements.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts expressed in thousands)

	Three Months Ended June 30,
	2009		2008
	US$	HK$	HK$
Cash flow from operating activities:
Net income	90	699	4,199
Adjustments to reconcile net income to net cash
provided by operating activities:
Bad debts provision	(521)	(4,067)	(463)
Depreciation and amortization	634	4,946	5,294
Realized gain on sale of marketable securities	(492)	(3,834)	-
Equity in (gain) loss of an affiliate	(1)	(11)	28
Non-controlling interests	282	2,198	7,663
Changes in operating assets and liabilities:
Accounts receivable	3,924	30,609	(6,856)
Completed properties held for sale	128	997	2,093
Inventories	616	4,807	2,254
Prepaid expenses	210	1,638	(604)
Deposits and other receivables	(358)	(2,795)	(138)
Income taxes receivable	74	578	1,360
Deferred tax assets	-	-	254
Accounts payable	(524)	(4,089)	(1,035)
Accrued payroll and employee benefits	(203)	(1,580)	(2,149)
Receipt in advance	(1,154)	(8,998)	(7,109)
Other accrued liabilities	(559)	(4,358)	(1,642)
Deferred tax liabilities	11	86	532
China tax payable	(171)	(1,337)	1,445
Income taxes payable	252	1,966	787
Net cash provided by operating activities	2,238	17,455	5,913
Cash flow from investing activities:
Purchase of property, plant and equipment	(134)	(1,046)	(1,688)
Purchase for property under development	(941)	(7,336)	(19,889)
Purchase of marketable securities	(58)	(451)	(13,736)
Receipt from matured investment	5,078	39,608	-
Proceeds from sale of marketable securities	2,210	17,237	-
Net cash provided by (used in) investing activities	6,155	48,012	(35,313)
Cash flow from financing activities:
Net cash provided by financing activities	-	-	-
Net increase (decrease) in cash and cash equivalents	8,393	65,467	(29,400)
Cash and cash equivalents at beginning of period	63,224	493,146	603,657
Exchange adjustments	-	-	2,738
Cash and cash equivalents at end of period	71,617	558,613	576,995

Supplementary disclosures of cash flow information
Cash paid during the period for:
Interest	404	3,148	4,131
Income taxes	28	219	1,409

See accompanying notes to condensed consolidated financial statements.

MAN SANG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009
(Unaudited)

1. Interim Financial Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. Certain prior period balances have been reclassified to conform to current period presentation.

The accompanying condensed consolidated balance sheet as of June 30, 2009, the condensed consolidated statements of operations and comprehensive income for the three months ending June 30, 2009 and 2008 and other information disclosed in the related notes are unaudited. The condensed consolidated balance sheet as of March 31, 2009 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the Company’s consolidated balance sheet as of June 30, 2009, consolidated statements of operations and comprehensive income for the three months ended June 30, 2009 and 2008 and cash flows for the three months ended June 30, 2009 and 2008. The results for the three months ended June 30, 2009 are not necessarily indicative of the results to be expected for year ending March 31, 2010 or for any other interim period or for any future year.

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

The consolidated financial statements of the Company are maintained, and its consolidated financial statements are expressed, in Hong Kong dollars. The translations of Hong Kong dollar amounts into United States dollars are for convenience only and have been made at the rate of HK$7.8 to US$1.0, the approximate free rate of exchange as of June 30, 2009. Such translations should not be construed as representations that Hong Kong dollar amounts could be converted into United States dollars at that rate or any other rate.

3. Recent Accounting Pronouncements and Standards

New Accounting Pronouncements
In June 2009, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 168, The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles — a replacement of SFAS No. 162 (SFAS 168), to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We are currently evaluating the impact of the implementation of SFAS168 on our consolidated balance sheet, statement of operations and comprehensive income and cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The statement also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. Furthermore, this statement identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for the interim period ending June 30, 2009. The adoption of SFAS 165 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2” and “SFAS 124-2”). FSP 115-2 and SFAS 124-2 modify the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The FSP is effective for the interim period ending June 30, 2009. The adoption did not have a material impact on our financial statements.

In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1” and “APB 28-1”). FSP 107-1 and APB 28-1 require fair value disclosures for financial instruments, whether recognized or not recognized, in the Condensed Consolidated Balance Sheets at fair value. The FSP is effective for the interim period ending June 30, 2009. The adoption did not have a material impact on our financial statements.

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP 157-4 also reaffirms the objective of fair value measurement, as stated in SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. The FSP is effective for the interim period ending June 30, 2009. The adoption did not have a material impact on our financial statements.

New Accounting Standards
In December 2007, the FASB issued SFAS No. 141R, Business Combinations and in April 2009, the FASB issued FASB Staff Position (“FSP”) No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. These standards establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in a business combination. These standards also establish disclosure requirements that will enable users to evaluate the nature and financial effects of a business combination. SFAS No. 141R and FSP No. 141R-1 are effective for us for acquisitions made after March 31, 2009. We do not anticipate that the adoption of these pronouncements will have a significant impact on our financial statements. However, the implementation of SFAS No. 141R and FSP No. 141R-1 may have a material impact on our accounting for businesses we acquire post-adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). This Standard changes the way consolidated net income is presented, requiring consolidated net income to report amounts attributable to both the parent and the noncontrolling interest but earnings per share will be based on amounts attributable to the parent. It also establishes protocol for recognizing certain ownership changes as equity transactions or gain or loss and requires presentation of noncontrolling ownership interest as a component of consolidated equity. SFAS No. 160 is effective for annual reporting periods beginning after December 15, 2008 and shall be applied prospectively. The Company adopted SFAS No. 160 during the three months ended June 30, 2009.

During the quarter, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” which requires enhanced disclosure about derivative instruments. The standard requires the inclusion of tabular information reflecting the impact of derivative financial instruments on the Company’s consolidated financial position and results of operations. Management believes the adoption does not have a material impact on the Company’s consolidated balance sheet, statement of operations and comprehensive income and cash flows.

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

Three Months Ended
June 30, 2009
HK$ (in thousands)
Net income attributable to Man Sang Holdings, Inc.	699
Allocated to Series A preferred stock	(11)
Net income available to common stockholders, adjusted	688

The dilutive effect on stock options of a listed subsidiary	(9)
Net income available to common stockholders, including conversion	679

No. of shares
Weighted average-shares outstanding	6,382,582

HK$
Net earning per share
Basic	0.11
Diluted	0.11

Three Months Ended
June 30, 2008
HK$ (in thousands)
Net income attributable to Man Sang Holdings, Inc.	4,199
Allocated to Series A preferred stock	(65)
Net income available to common stockholders, adjusted	4,134

The dilutive effect on stock options of a listed subsidiary	(101)
Net income available to common stockholders, including conversion	4,033

No. of shares
Weighted average-shares outstanding	6,382,582

HK$
Net earnings per share
Basic	0.65
Diluted	0.63

5. Disclosure of Geographic Information

All of the Company’s sales to unaffiliated customers are coordinated through its subsidiaries in Hong Kong and the People’s Republic of China (the “PRC”). The following is an analysis by destination:

	Three Months Ended June 30,
	2009	2008
	HK$ (in thousands)
Net sales to unaffiliated customers:
Real estate operations
PRC	3,208	7,522

Pearl operations
Hong Kong	2,282	5,678
North America	8,788	18,296
Europe	27,599	36,104
Asian countries other than Hong Kong	4,138	13,835
Others	2,607	7,918
	48,622	89,353

The Company primarily operates in Hong Kong and the PRC. The locations of the Company’s assets are as follows:

	As of June 30,	As of March 31,
	2009	2009
	HK$ (in thousands)
Hong Kong	686,992	653,294
PRC	1,012,695	1,062,335
	1,699,687	1,715,629

6. Disclosure of Major Customers

During the three months ended June 30, 2009, two customers accounted for 23.5% and 10.8% of total sales, respectively. During the three months ended June 30, 2008, one customer accounted for 10.2% of total sales. Generally, a substantial percentage of the Company’s sales has been made to a small number of customers and is typically on an open account basis.

7. Segment Information

Reportable segment profit or loss, and segment assets are disclosed as follows:

Reportable Segment Profit or Loss and Segment Assets

	Three Months Ended June 30,
	2009	2008
	HK$ (in thousands)
Revenues from external customers:
Pearls	45,414	81,831
Real estate, including rental income	8,999	13,474
	54,413	95,305

Operating (loss) income:
Pearls	(5,081)	12,918
Real estate	3,217	(1,496)
	(1,864)	11,422

Depreciation and amortization:
Pearls	1,712	1,737
Real estate	3,022	3,328
Corporate assets	212	229
	4,946	5,294

Capital expenditure for segment assets:
Pearls	1,046	1,658
Real estate	7,336	19,919
	8,382	21,577

	As of June 30,	As of March 31,
	2009	2009
	HK$ (in thousands)
Segment assets:
Pearls	658,367	643,357
Real estate	1,003,813	1,020,942
Corporate assets	37,507	51,330
	1,669,687	1,715,629

Goodwill:
Pearls	-	-
Real estate	63,799	63,799
	63,799	63,799

8. Stock Compensation Plans

A summary of the number of outstanding and exercisable options under the share option scheme adopted on August 2, 2002 by Man Sang International Limited, or MSIL, a subsidiary of the Company (the “Plan”), as of June 30, 2009, and changes during the period then ended is presented as follows:

	Number of	Exercise Price (Weighted Average
	Options	Exercise Price in Parentheses)
Outstanding as of April 1, 2009 and		HK$0.253, HK$0.233 and HK$0.500
June 30, 2009	39,000,000	(HK$0.281)

		HK$0.253 and HK$0.233 and HK$0.500
Exercisable as of June 30, 2009	39,000,000	(HK$0.281)

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

As of June 30, 2009, 39,000,000 options were outstanding under the Plan. The weighted average fair value of the options granted during the period was HK$0.10. As of June 30, 2009, the weighted average remaining contractual term of the options was 2.71 years. No stock options were granted or exercised during the period ended June 30, 2009.

9. Secured Debt

As of June 30, 2009, the Company’s secured debt had interest rates per annum varying from 5.4% to 7.6%. Secured debt due in the periods ended June 30, 2009, 2010 and 2011, respectively, are as follows:

Period ending June 30,	HK$ (in thousands)
2010	135,600
2011	56,500
192,100

Secured debt generally requires monthly interest payments and repayment of principal when due. Secured debt is secured by guarantees or land under development in the PRC. As of June 30, 2009, the total gross book value of land securing the debt was HK$117.6 million. As of June 30, 2009, the secured debt bore interest at variable rates, and the weighted average interest rate was 6.15% per annum. During the three months ended June 30, 2009, interest of HK$3.1 million was capitalized.

10. Subsequent events

On August 3, 2009, the Company filed a definitive proxy statement presenting for shareholder approval a proposal for the dissolution and liquidation of the Company pursuant to the terms of an agreement and plan of liquidation entered into with Man Sang International (B.V.I.) Limited, or Man Sang BVI, a wholly owned subsidiary of the Company, on July 24, 2009, that will effectively change the Company's place of incorporation from Nevada to the British Virgin Islands by dissolving and liquidating the Company. At the effective time of the dissolution and liquidation, the Company will distribute, on a share-for-share basis, 6,382,582 ordinary shares and 100,000 preferred shares of Man Sang BVI to its existing stockholders.

The dissolution and liquidation of the Company will result in the elimination of the Company as the holding company of the group. The number of Man Sang BVI ordinary shares and preferred shares that stockholders will own will be the same as the number of shares of the Company's common stock and preferred stock that stockholders owned immediately prior to the completion of the liquidation, and stockholders' relative economic ownership and voting rights will remain unchanged.

The special meeting of stockholders of the Company to decide on this proposal will be held at 10:00 a.m. (Hong Kong time) on August 25, 2009.

The Company adopted FAS 165 as of June 30, 2009 and considered the accounting and disclosure of events occurring after the balance sheet date through the date and time the Company’s financial statements were issued on August 14, 2009.

11. Fair Value Measurements

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

The Company classifies its marketable securities as available-for-sale. The marketable securities were equity securities that are traded in an active market. Closing stock prices are readily available from active markets and are used as being representative of fair value. The Company classifies these securities as level 1 input for measuring fair value. Marketable securities comprise:

	June 30, 2009	March 31, 2009
	HK$ (In thousand)
Publicly traded corporate equity securities listed in Hong Kong,
net of other-than-temporary impairment	4,011	16,962

Gross unrealized gains	1,109	1,657

Fair value of marketable securities using inputs as level 1	5,120	18,619

The realized (loss) gain of marketable securities for the periods was as follows:

	June 30, 2009	June 30, 2008
	HK$ (In thousand)
Sale proceeds at market price	17,237	-
Specific identification cost of the securities, net of
other-than-temporary decline value	(13,403)	-
Realized gains	3,834	-

As of June 30, 2009, the Company holds a total of four publicly traded equity securities listed on the Hong Kong stock exchange. The Company regularly reviews its marketable securities to identify and evaluate the marketable securities that have indications of possible impairment. Factors considered in determining whether a loss is temporary include: the length of time and extent to which fair market value has been lower than the cost basis, the financial condition and near-term prospects of the investee, credit quality, and the Company's ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in fair market value. Three out of these four investment positions were at an unrealized loss or other than temporary decline in fair market value position as of June 30, 2009. We assessed the decline in fair market value for most of these securities as other than temporary and expect the recovery to take in excess of one year. There were no other-than-temporary impairments provided for the three months ended June 30, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Form 10-Q and with our annual report on Form 10-K for the year ended March 31, 2009. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Form 10-Q, particularly those discussed under “Cautionary Statement for Purposes of Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.”

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial condition and results of operations and also require the most subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. On an ongoing basis, we evaluate our estimates and assumptions based on historical experience and other factors that are believed to be relevant under the circumstances. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

New Accounting Standards

See note 3 of the Condensed Consolidation Financial Statements (Unaudited) on page F-7 of this report.

Overview

The Group had two primary business segments during the three months ended June 30, 2009.

Our first business segment is engaged in the purchase, processing, assembling, merchandising and wholesale distribution of pearls and jewelry products (“Pearl Operations”). We are one of the world's largest purchasers and processors of saltwater cultured and freshwater cultured pearls.

Our second business segment is engaged in real estate development and real estate leasing (“Real Estate Operations”). We operate real estate for lease and sale in Hong Kong and the PRC, including (a) Man Sang Industrial City, an industrial complex located in the Shenzhen Special Economic Zone, PRC, (b) China Pearl and Jewellery City, a market center with various supporting facilities, including manufacturing, processing, exhibition, hotel and residential facilities, among others, located in Shanxiahu, Zhuji, Zhejiang Province, PRC and (c) commercial and residential properties in Hong Kong (“Hong Kong Properties”). One of our Hong Kong Properties has been leased to third parties for a two-year fixed term from June 2009 to June 2011. We estimate that it will contribute HK$1.6 million of net earnings to our Real Estate Operations for the full fiscal year 2010.

Net sales for the three months ended June 30, 2009 decreased by HK$40.8 million, or 45.6%, from HK$89.4 million for the three months ended June 30, 2008, consisting of HK$81.9 million attributable to our Pearl Operations and HK$7.5 million attributable to our Real Estate Operations, to HK$48.6 million for the three months ended June 30, 2009, consisting of HK$45.4 million attributable to our Pearl Operations and HK$3.2 million attributable to our Real Estate Operations. Gross profit decreased by HK$21.1 million, or 57.7%, from HK$36.6 million for the three months ended June 30, 2008, consisting of HK$32.0 million attributable to our Pearl Operations and HK$4.6 million attributable to our Real Estate Operations, to HK$15.5 million for the three months ended June 30, 2009, consisting of HK$13.5 million attributable to our Pearl Operations and HK$2.0 million attributable to our Real Estate Operations. Net income decreased by HK$3.5 million, or 83.4%, from HK$4.2 million for the three months ended June 30, 2008 to HK$0.7 million for the three months ended June 30, 2009.

Pearl Operations

The global economic downturn triggered by the U.S. financial and credit crisis in 2008 has adversely hit the Hong Kong economy. Merchandise exports, including re-exports, declined by 19.5% in the period from January to May 2009 as compared to the same period in 2008. The economies of the United States and Europe, where the major customers of our Pearl Operations operate, also continued to weaken, resulting in increasing unemployment rates and, in turn, weakening consumer confidence and declining capital investment. Our net sales in our Pearl Operations decreased by HK$36.4 million, or 44.5%, from HK$81.8 million for three months ended June 30, 2008 to HK$45.4 million for three months ended June 30, 2009. With global economic and financial uncertainty, we continue to adopt a conservative policy, including tightening credit limits and credit periods to our existing and new customers. This policy may reduce our customers’ motivation to place orders. However, our pearl operations are geographically diverse and we believe we are well-positioned to respond to deteriorating global market conditions.

Real Estate Operations

As a result of a series of fiscal stimulus programs with a total capital expenditure of RMB4,000 billion from 2009 to 2010, China’s gross domestic product (“GDP”), according to the National Bureau of Statistics of China, grew by 7.1% in first half year of 2009 as compared to 10.4% in the same period of 2008. The Chinese government has introduced measures to stabilize the real estate market, such as lowering the required amount of down payment and exempting stamp duty. In response to tightening financial and credit markets, the People’s Bank of China reduced the one year base lending rate from 7.47% to 5.31% effective in December 2008.

Our net sales in our Real Estate Operations decreased by HK$4.3 million, or 57.4%, from HK$7.5 million for the three months ended June 30, 2008 to HK$3.2 million for the three months ended June 30, 2009. Sold units accounted for 32% of the saleable area in China Pearl and Jewellery City as of June 30, 2009, as compared to 30% as of June 30, 2008. Our rental income decreased by HK$0.2 million, or 3%, from HK$6.0 million for the three months ended June 30, 2008 to HK$5.8 million for the three months ended June 30, 2009. The occupancy rate of the leasable area of Man Sang Industrial City and China Pearl and Jewellery City was approximately 82% and 18%, respectively, as of June 30, 2009, as compared to 87% and 20%, respectively, as of June 30, 2008.

Currently, we are in the process of reviewing our development schedule and marketing strategy for China Pearl and Jewellery City in light of current economic conditions. However, we continue to have an optimistic view on the real estate market in China in the medium to longer term. We anticipate investor demand for real estate assets in China would grow when the overall economic environment improves.

Future trends

Despite signs of stabilization in economic conditions following a series of stimulus measures, there is still a high degree of economic uncertainty which makes it difficult for us to assess credit and capital markets, the future direction of economic conditions and the further effects these factors could have on the global economy. Customers remain cautious about increasing their levels of inventories, which adversely affects demand for our products in our Pearl Operations. In the meantime, investor demand for real estate in the PRC has declined significantly reflecting a reduction of capital invested in the market. A further recessionary economic cycle, higher levels of unemployment, higher consumer debt levels, or other economic factors could further adversely affect our results of operations.

Looking ahead, we anticipate the global economic environment will continue to stabilize and recover slowly over the coming year. We will continue to monitor the effects of the financial crisis in the markets where we operate and to adopt appropriate business and financial management policies in order to capture business growth opportunities when economic conditions improve.

Results of Operations

The Three-Month Period Ended June 30, 2009 Compared to the Three-Month Period Ended June 30, 2008

Sales and Gross Profit

Net sales attributable to our Pearl Operations decreased by HK$36.4 million, or 44.5%, from HK$81.8 million for the three months ended June 30, 2008 to HK$45.4 million for the three months ended June 30, 2009. Net sales of assembled jewelry decreased by approximately HK$15.8 million, or 31.4%, from HK$50.3 million for the three months ended June 30, 2008 to HK$34.5 million for the three months ended June 30, 2009. Net sales of South Sea pearls decreased by approximately HK$19.2 million, or 68.6%, from HK$28.0 million for the three months ended June 30, 2008 to HK$8.8 million for the three months ended June 30, 2009. Decreases in net sales attributable to our Pearl Operations were primarily due to a decrease in market demand in the United States and other regions, such as countries in Europe and Asia, due to the current global economic contraction and recession. Net sales to the United States market decreased by HK$9.5 million, or 52.0%, from HK$18.3 million for the three months ended June 30, 2008 to HK$8.8 million for the three months ended June 30, 2009. Net sales to the Europe market decreased by HK$8.5 million, or 23.6%, from HK$36.1 million for the three months ended June 30, 2008 to HK$27.6 million for the three months ended June 30, 2009. Net sales to the Asia market decreased by HK$13.1 million, or 67.1%, from HK$19.5 million for the three months ended June 30, 2008 to HK$6.4 million for the three months ended June 30, 2009.

Gross profit attributable to our Pearl Operations decreased by HK$18.5 million, or 57.9%, from HK32.0 million for the three months ended June 30, 2008 to HK$13.5 million for the three months ended June 30, 2009. The decrease in gross profit was primarily attributable to the decrease in our net sales in our overall market, due to the global economic downturn.

Gross profit margin decreased from 39.1% for the three months ended June 30, 2008 to 29.6% for the three months ended June 30, 2009. The decrease in gross profit margin was primarily due to mounting pressures to cut prices amid the current global economic downturn.

Net sales attributable to our Real Estate Operations decreased by HK$4.3 million, or 57.3%, from HK$7.5 million for the three months ended June 30, 2008 to HK$3.2 million for the three months ended June 30, 2009. The decrease was primarily due to a decrease in demand for shops and booths in China Pearl and Jewellery City, as a result of a decrease in consumer demand for pearls and jewelry. Gross profit attributable to our real estate sales decreased by HK$2.6 million, or 56.2%, from HK$4.6 million for the three months ended June 30, 2008 to HK$2.0 million for the three months ended June 30, 2009. The decrease was primarily due to a decrease in net sales of real estate in China Pearl and Jewellery City. Gross profit margin attributable to our real estate sales increased from 61.1% for the three months ended June 30, 2008 to 62.7% for the three months ended June 30, 2009. Gross profit margin varied depending on the location of the shop or booth in China Pearl and Jewellery City. More centrally located shops and booth units command relatively higher prices.

Rental Income

Gross rental income decreased by HK$0.2 million, or 2.7% from HK$6.0 million for the three months ended June 30, 2008 to HK$5.8 million for the three months ended June 30, 2009. The decrease was primarily attributable to a decrease of HK$0.5 million in rental income attributable to Man Sang Industrial City, due to a decrease in occupancy rate from 87% as of June 30, 2008 to 82% as of June 30, 2009. The decrease was partially offset by an increase of HK$0.3 million in rental income attributable to China Pearl and Jewellery City, even though the occupancy rate decreased from 20% as of June 30, 2008 to 18% as of June 30, 2009. This increase was due to the recognition of rental income for the full three months ended June 30, 2009 for certain tenancy agreements at China Pearl and Jewellery City as compared to the recognition of rental income for less than the full three months ended June 30, 2008 for these tenancy agreements.

Selling, General and Administrative Expenses

SG&A expenses decreased by HK$7.7 million, or 29.0%, from HK26.5 million for the three months ended June 30, 2008 to HK$18.8 million for the three months ended June 30, 2009. The decrease was mainly due to a decrease of HK$4.1 million in allowance for doubtful debts, from HK$44.2 million for the three months ended June 30, 2008, to HK$40.1 million for the three months ended June 30, 2009, primarily due to a recovery of HK$3.3 million in customer accounts associated with China Pearl & Jewellery City for which the provision for doubtful debts had been provided in prior years. The decrease was also due to a decrease f HK$3.0 million in advertising and promotional costs associated with China Pearl and Jewellery City.

Our SG&A expenses, as a percentage of net sales, increased from 29.6% for the three months ended June 30, 2008 to 38.6% for the three months ended June 30, 2009.

Interest Income

Interest income decreased by HK$2.0 million, or 79.0%, from HK$2.5 million for the three months ended June 30, 2008 to HK$0.5 million for the three months ended June 30, 2009. The decrease was primarily due to a decrease in interest rates during the three months ended June 30, 2009 when compared to the same period in 2008.

Income Tax Expense

Income tax expense decreased by HK$2.3 million, or 73.5%, from HK$3.2 million for the three months ended June 30, 2008 to HK$0.8 million for the three months ended June 30, 2009. The decrease was mainly due to a decrease in taxable profit for the three months ended June 30, 2009, due to a decrease of HK$11.3 million in income before income taxes.

Net Income, Net Income Attributable to Man Sang Holdings, Inc. and Earnings Per Share

As a result of the discussion above and realized gain of HK$3.8 million on sale of marketable securities, net income decreased by HK$9.0 million from HK$11.9 million for the three months ended June 30, 2008 to HK$2.9 million for the three months ended June 30, 2009. Net income attributable to Man Sang Holdings, Inc decreased by HK$3.5 million from HK$4.2 million for the three months ended June 30, 2008 to HK$0.7 million for the three months ended June 30, 2009. Basic earnings per common share decreased by HK$0.54 per share from HK$0.65 per share for the three months ended June 30, 2008 to HK$0.11 per share for the three months ended June 30, 2009.

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

Our liquidity position is primarily affected by our inventory levels of raw materials such as pearls and diamonds, the amount of completed properties held for sale, the level of our accounts payables and receivables and our ability to obtain external financing to meet our debt obligations and to finance our capital expenditures. We have significant capital commitments during the next four years related to the continued development of China Pearl and Jewellery City. We expect to meet these capital commitments primarily through the use of our internal resources and debt financing.

Working Capital

Working capital, which represents our total current assets less total current liabilities, decreased by HK$46.2 million, or 13.2%, from HK$349.6 million as of March 31, 2009 to HK$303.4 million as of June 30, 2009. This decrease was primarily due to an increase of HK$45.2 million in the current portion of our long-term secured debt.

Cash Balances

Cash balances increased by HK$65.5 million, or 13.3%, from HK$493.1 million as of March 31, 2009 to HK$558.6 million as of June 30, 2009. This increase was primarily due to an increase of HK$17.5 million in net cash from operating activities and an increase of HK$48.0 million in net cash from investing activities.

Current Ratio

Our current ratio, which represents the ratio of total current assets to total current liabilities, decreased from 1.58 as of March 31, 2009 to 1.48 as of June 30, 2009. The decrease was primarily due to a decrease of HK$19.5 million in total current assets and an increase of HK$26.8 million in total current liabilities, as a result of an increase in the current portion of our long-term secured debt.

Cash Flows

Net cash from operating activities

Net cash from operating activities increased by HK$11.6 million, or 195.2%, from HK$5.9 million for the three months ended June 30, 2008 to HK$17.5 million for the three months ended June 30, 2009. This increase was primarily due to a decrease of HK$17.5 million in cash payments to suppliers, which was partially offset by an increase of HK$3.4 million in cash received from customers.

Net cash from investing activities

Net cash from investing activities increased by HK$83.3 million, or 236.0%, from net cash of HK$35.3 million used in investing activities for the three months ended June 30, 2008 to net cash of HK$48.0 million provided by investing activities for the three months ended June 30, 2009. This increase was primarily due to an increase of HK$39.6 million in cash received from an investment that reached maturity and an increase of HK$17.2 million in cash received from sales of marketable securities. The increase was also due to a decrease of HK$12.6 million in cash payments associated with construction of China Pearl and Jewellery City and a decrease of HK$13.3 million in cash payments for purchase of marketable securities.

Net cash from financing activities

There were no financing activities for the three months ended June 30, 2009 and June 30, 2008, respectively.

Inventories for our Pearl Operations

Inventories for our Pearl Operations decreased by HK$4.8 million, or 11.5%, from HK$41.9 million as of March 31, 2009 to HK$37.1 million as of June 30, 2009. This decrease in inventories was due to a reduction of stock levels in response to an expected decrease in demand for our products in the near term. The inventory turnover period, which represents the ratio of average stock to cost of sales multiplied by 12 months, increased by 0.8 months from 2.9 months as of June 30, 2008 to 3.7 months as of June 30, 2009. The increase was primarily due to a decrease in sales turnover for the three months ended June 30, 2009.

Accounts Receivable for Pearl Operations

Accounts receivable for our Pearl Operations decreased by HK$26.5 million, or 27.0%, from HK$98.6 million as of June 30, 2008 to HK$72.1 million as of June 30, 2009. The average debtor turnover period, which represents the ratio of accounts receivable to net sales multiplied by 12 months, increased by 0.1 months from 3.4 months for the three months ended June 30, 2008 to 3.5 months for the three months ended June 30, 2009. These increases were primarily due to a slight deferment of customers’ payments.

Secured Debt

Secured debt (including current portion) was HK$192.1 million as of June 30, 2009 and June 30, 2008, respectively. Our secured debt consists primarily of long-term and short-term bank borrowings in Renminbi for the development of China Pearl and Jewellery City and is secured primarily by the land comprising China Pearl and Jewellery City.

Working Capital Facilities

Available working capital facilities decreased by HK$50.0 million, or 12.8%, from HK$392.1 million as of March 31, 2009 to HK$342.1 million as of June 30, 2009. This decrease was primarily due to the reduction of our excess available banking facilities available in order to reduce our cost associated with maintaining these facilities. We have reviewed our strategic growth plans under the current adverse economic conditions and we expect to maintain our current working capital facilities at the most appropriate level to meet the liquidity requirements for our expansion plans. Available working capital facilities include letter of credit arrangements, import loans, bank overdraft and other facilities. All such banking facilities bear interest at floating rates generally offered by banks in Hong Kong and the PRC, and are subject to periodic review.

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

Contractual Obligations

The following table sets forth information regarding our outstanding contractual and commercial commitments as of June 30, 2009:

Contractual Obligations		Payments Due by Period
	Total	Less than	1-3 years	3-5 years	More than
		1 year			5 years
		HK$ (in thousand)
Long term debt (1)	192,100	135,600	56,500	-	-
Capital commitment obligations	112,454	92,668	19,786	-	-
Operating lease obligations	25,290	14,350	10,040	900	-
Total contractual obligations	329,844	242,618	86,326	900	-
____________________

(1)	Excluding interest on long term bank loans.

As of June 30, 2009, the Company’s secured debt had interest rates per annum varying from 5.4% to 7.6%. During the three months ended June 30, 2009, interest of HK$3.1 million was paid. The estimated interest expense related to less than one year and one to three years are HK$7.7 million and HK$1.2 million, respectively, which is calculated using the weighted average rate of 6.15%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2009, we had no derivative contracts, such as forward contracts and options to hedge against exchange fluctuations.

We denominate a substantial majority of our sales in either U.S. dollars or Hong Kong dollars. In the three months ended June 30, 2009, we made approximately 43.9% of our purchases in U.S. dollars, 32.4% of our purchases in Hong Kong dollars and 23.4% of our purchases in Renminbi. Since the Hong Kong dollar remained “pegged” to the U.S. dollar at consistent rates, we feel that the exposure of our sales proceeds to foreign exchange fluctuations is minimal. The Chinese government no longer pegs the RMB to the U.S. dollar, but has a currency policy letting the RMB trade in a narrow band against a basket of currencies. We do not consider the fluctuation of the Renminbi to be significant to our operations as we believe that the risk of a substantial fluctuation of the RMB exchange rate remains low. As of June 30, 2009, we had bank borrowings of HK$192.1 million in Renminbi.

Because the majority of our purchases are made in currencies which we believe present a low risk of appreciation or devaluation and our sales are made in U.S. dollars, we believe that our currency risk for the foreseeable future should not be material. As a result, we did not enter into any derivative contracts, such as forward contracts and options to hedge against foreign exchange fluctuations during the three months ended June 30, 2009.

We are exposed to interest rate risk resulting from fluctuations in interest rates. As of June 30, 2009, we had borrowed approximately HK$192.1 million under floating rate credit facilities. If interest rates had been 1% higher or lower and other variables were held constant, our interest cost would have increased or decreased by HK$1.9 million. All interest costs were capitalized as property under development for the three months ended June 30, 2009. Changes in interest rates did not impact our net income for the three months ended June 30, 2009. All such banking facilities bear interest at floating rates generally offered by banks in Hong Kong and the PRC and are subject to periodic review. Fluctuations in interest rates can lead to significant fluctuations in the fair value of our debt obligations. We closely monitor interest rate risk and consider using appropriate financial instruments to hedge any exposure. However, we do not currently use any derivative instruments to manage our interest rate risk.

Given the relative price stability associated with the raw materials used in our products, we believe our commodity price risk should not be material.

ITEM 4T. DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in our reports under the Securities and Exchange Act of 1934, as amended. In accordance with Rule 13a-15(b) of the Securities and Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009, the end of the period covered by this Form 10-Q. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009 to ensure that information we are required to disclose under applicable laws and regulations is (1) recorded, processed, summarized and reported in a timely manner; and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Remediation of Past Material Control Weaknesses

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting prior to the filing of our Form 10-K on June 12, 2009 based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) using the criteria in Internal Control–Integrated Framework. In order to assist our management to evaluate the effectiveness of our internal control over financial reporting, we engaged an independent registered public accounting firm to perform our internal control review and assessment. Based on this evaluation, we identified a material weakness in our internal control over financial reporting as of March 31, 2009.

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

During the preparation of our annual report on Form 10-K for the fiscal year ended March 31, 2009, the underlying circumstances of this material weakness were fully communicated to and considered by our independent registered public accounting firm to ensure that an accurate and proper goodwill impairment test was performed and that the appropriate accounting treatment was recorded in the financial statements included in the Form 10-K.

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

Accordingly, our management believes that the accounting for goodwill impairment included in this Form 10-Q fairly presents in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes during our fiscal quarter ended June 30, 2009 in our internal control over financial reporting that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Cautionary Statement for Purposes of Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This quarterly report on Form 10–Q contains forward–looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), which are, by their nature, subject to risks and uncertainties. The Act provides a “safe harbor” for forward–looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward–looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. Other than statements of historical fact, statements regarding industry prospects and future results of operations or financial position that are made in this Form 10–Q are forward looking.

Words such as “may,” “anticipate,” “believe,” “will,” “project,” “estimate,” “plan,” continue,” “expect,” “future” and “intend” and similar expressions are intended to identify forward–looking statements. These forward–looking statements include, without limitation, statements relating to: our future performance; our expansion efforts; demand for our products; the state of economic conditions and our markets; currency and exchange rate fluctuations; and our ability to meet our liquidity requirements. These forward–looking statements are based on assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe to be appropriate in particular circumstances. However, whether actual results and developments will meet our expectations and predictions depend on a number of known and unknown risks and uncertainties and other factors, any or all of which could cause actual results, performance or achievements to differ materially from our expectations, whether expressed or implied by such forward–looking statements (which may relate to, among other things, the Company’s sales, costs and expenses, income, inventory performance, and receivables).

We are primarily engaged in the processing and trading of pearls and pearl jewelry products, and in real estate investment, and our ability to achieve our objectives and expectations is derived at least in part from assumptions regarding economic conditions, consumer tastes, and developments in our competitive environment. The following assumptions, among others, could materially affect the likelihood that we will achieve our objectives and expectations communicated through these forward–looking statements: (1) that low or negative growth in the economies or the financial markets of our customers, particularly in the United States and in Europe, will not occur and reduce discretionary spending on goods that might be perceived as “luxuries”; (2) that the Hong Kong dollar will remain pegged to the U.S. dollar at US$1 to HK$7.8; (3) that customers’ choice of pearls vis–à–vis other precious stones and metals will not change adversely; (4) that we will continue to obtain a stable supply of pearls in the quantity, of the quality and on the terms that we require; (5) that there will not be a substantial adverse change in the exchange relationship between the Renminbi and the Hong Kong or U.S. dollar; (6) that there will not be a substantial increase in the tax burdens of our subsidiaries operating in the PRC; (7) that there will not be a substantial change in climate and environmental conditions in those regions from which we source pearls that could have a material adverse effect on the supply and pricing of pearls; and (8) that there will not be a substantial adverse change in real estate market conditions in the PRC and in Hong Kong.

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC we are under no obligation to publicly update or revise any forward–looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on our forward–looking statements. Although we believe that the expectations reflected in forward–looking statements are reasonable, we cannot guarantee future results or performance.

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

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on July 23, 2009. The stockholders elected five directors to serve until the next annual meeting of stockholders or until the election of qualified successors or until the earlier of such directors’ resignation, removal or death. Directors whose terms of office continued after the annual meeting are Mr. Cheng Chung Hing, Ricky, Mr. Cheng Tai Po, Mr. Lai Chau Ming, Matthew, Mr. Wong Gee Hang, Henry and Mr. Tsui King Chung, Francis. In addition, the stockholders ratified the appointment of Grant Thornton as the Company’s independent registered public accounting firm. The votes on these proposals were as follows:

Election of Directors

Name
	Votes
	For		Withheld
	Common	Preferred(1)	Common	Preferred(1)
Mr. Cheng Chung Hing, Ricky	5,021,606	3,191,225	214,108	-
Mr. Cheng Tai Po	5,090,481	3,191,225	145,233	-
Mr. Lai Chau Ming, Matthew	5,098,006	3,191,225	137,708	-
Mr. Tsui King Chung, Francis	5,098,086	3,191,225	137,628	-
Mr. Wong Gee Hang, Henry	5,092,804	3,191,225	142,910	-
____________________

(1)	Refers to Series A Preferred Stock. Holders of Series A Preferred Stock, as a class, are entitled to an aggregate of 3,191,225 votes in all matters voted on by the stockholders of the Company.

Ratification of the Appointment of Grant Thornton as the Company’s Independent Registered Public Accounting Firm

Votes
For		Against		Abstentions		Broker Non-vote
Common	Preferred(1)	Common	Preferred(1)	Common	Preferred(1)	Common	Preferred(1)
5,096,275	3,191,225	105,270	—	34,168	—	—	—
____________________

(1)	Refers to Series A Preferred Stock. Holders of Series A Preferred Stock, as a class, are entitled to an aggregate of 3,191,225 votes in all matters voted on by the stockholders of the Company.

ITEM 5. OTHER INFORMATION

On August 3, 2009, the Company filed a definitive proxy statement presenting for shareholder approval a proposal for the dissolution and liquidation of the Company pursuant to the terms of an agreement and plan of liquidation entered into with Man Sang International (B.V.I.) Limited, or Man Sang BVI, a wholly owned subsidiary of the Company, on July 24, 2009, that will effectively change the Company's place of incorporation from Nevada to the British Virgin Islands by dissolving and liquidating the Company. At the effective time of the dissolution and liquidation, the Company will distribute, on a share-for-share basis, 6,382,582 ordinary shares and 100,000 preferred shares of Man Sang BVI to its existing stockholders.

The dissolution and liquidation of the Company will result in the elimination of the Company as the holding company of the group. The number of Man Sang BVI ordinary shares and preferred shares that stockholders will own will be the same as the number of shares of the Company's common stock and preferred stock that stockholders owned immediately prior to the completion of the liquidation, and stockholders' relative economic ownership and voting rights will remain unchanged.

The special meeting of stockholders of the Company to decide on this proposal will be held at 10:00 a.m. (Hong Kong time) on August 25, 2009.

ITEM 6.	EXHIBITS
2.1	Agreement and Plan of Dissolution and Liquidation between Man Sang Holdings, Inc. and Man Sang International (B.V.I.) Limited. (1)

3.1	Restated Articles of Incorporation of Man Sang Holdings, Inc., including the Certificate of Designation, Preferences and Rights of a Series of 100,000 Shares of Preferred Stock, $.001 Par Value, Designated “Series A Preferred Stock,” filed on January 12, 1996. (2)

3.2	Certificate of Designation, Preferences and Rights of a Series of 100,000 Shares of Preferred Stock, $.001 Par Value, Designated “Series B Preferred Stock,” dated April 1, 1996. (3)

3.3	Certificate of Amendment to Certificate of Designation, Preferences and Rights of the Series A Preferred Stock. (4)

3.4	Amended and Restated Bylaws of Man Sang Holdings, Inc., amended and effective as of December 14, 2007. (5)

10.1	Service Agreement, dated August 31, 2006, between Man Sang International Limited and Cheng Chung Hing. (6)

10.2	Service Agreement, dated August 31, 2006, between Man Sang International Limited and Cheng Tai Po. (6)

10.3	Agreement for the Sale and Purchase of Shares in China Pearl and Jewellery City Holdings Limited dated March 8, 2007 by and between Tiptop Sky Holdings Limited and Smartest Man Holdings Limited. (7)

10.4	Placing Agreement, dated July 10, 2007, by and between Man Sang International (B.V.I.) Limited and ICEA Securities Limited, relating to the placement of 200,000,000 existing shares of Man Sang International Limited. (8)

10.5	Man Sang Holdings, Inc. 2007 Stock Option Plan. (9)

16.1	Letter dated May 31, 2007 from Moores Rowland Mazars to the Securities and Exchange Commission. (10)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.
____________________

(1)	Incorporated by reference to the Company’s definitive proxy statement dated August 3, 2009.

(2)	Incorporated by reference to the Company’s current report on Form 8-K dated January 8, 1996.

(3)	Incorporated by reference to the Company’s registration statement on Form 8-A dated June 17, 1996.

(4)	Incorporated by reference to the Company’s current report on Form 8-K dated November 23, 2005.

(5)	Incorporated by reference to the Company’s quarterly report on Form 10-Q dated December 31, 2007.

(6)	Incorporated by reference to the Company’s annual report on Form 10-K dated March 31, 2008.

(7)	Incorporated by reference to the Company’s current report on Form 8-K dated March 12, 2007.

(8)	Incorporated by reference to the Company’s current report on Form 8-K dated July 12, 2007.

(9)	Incorporated by reference to the appendix filed with the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

(10)	Incorporated by reference to the Company’s current report on Form 8-K dated June 4, 2007.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAN SANG HOLDINGS, INC.

Date: August 14, 2009
	By:	/s/ CHENG Chung Hing, Ricky
CHENG Chung Hing, Ricky
Chairman of the Board, President,
Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Dissolution and Liquidation between Man Sang Holdings, Inc. and Man Sang International (B.V.I.) Limited. (1)

3.1

Restated Articles of Incorporation of Man Sang Holdings, Inc., including the Certificate of Designation, Preferences and Rights of a Series of 100,000 Shares of Preferred Stock, $.001 Par Value, Designated “Series A Preferred Stock,” filed on January 12, 1996. (2)

3.2	Certificate of Designation, Preferences and Rights of a Series of 100,000 Shares of Preferred Stock, $.001 Par Value, Designated “Series B Preferred Stock,” dated April 1, 1996. (3)

3.3	Certificate of Amendment to Certificate of Designation, Preferences and Rights of the Series A Preferred Stock. (4)

3.4	Amended and Restated Bylaws of Man Sang Holdings, Inc., amended and effective as of December 14, 2007. (5)

10.1	Service Agreement, dated August 31, 2006, between Man Sang International Limited and Cheng Chung Hing. (6)

10.2	Service Agreement, dated August 31, 2006, between Man Sang International Limited and Cheng Tai Po. (6)

10.3	Agreement for the Sale and Purchase of Shares in China Pearl and Jewellery City Holdings Limited dated March 8, 2007 by and between Tiptop Sky Holdings Limited and Smartest Man Holdings Limited. (7)

10.4

Placing Agreement, dated July 10, 2007, by and between Man Sang International (B.V.I.) Limited and ICEA Securities Limited, relating to the placement of 200,000,000 existing shares of Man Sang International Limited. (8)

10.5	Man Sang Holdings, Inc. 2007 Stock Option Plan. (9)

16.1	Letter dated May 31, 2007 from Moores Rowland Mazars to the Securities and Exchange Commission. (10)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

____________________

(1)	Incorporated by reference to the Company’s definitive proxy statement dated August 3, 2009.

(2)	Incorporated by reference to the Company’s current report on Form 8-K dated January 8, 1996.

(3)	Incorporated by reference to the Company’s registration statement on Form 8-A dated June 17, 1996.

(4)	Incorporated by reference to the Company’s current report on Form 8-K dated November 23, 2005.

(5)	Incorporated by reference to the Company’s quarterly report on Form 10-Q dated December 31, 2007.

(6)	Incorporated by reference to the Company’s annual report on Form 10-K dated March 31, 2008.

(7)	Incorporated by reference to the Company’s current report on Form 8-K dated March 12, 2007.

(8)	Incorporated by reference to the Company’s current report on Form 8-K dated July 12, 2007.

(9)	Incorporated by reference to the appendix filed with the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

(10)	Incorporated by reference to the Company’s current report on Form 8-K dated June 4, 2007.